Form 10-Q
period 2017-09-30
Jerash Holdings (US), Inc.
filed 2017-11-15
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-218991

Jerash Holdings (US), Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4701719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jerash Holdings (US), Inc.

Al-Tajamouat Industrial Estate

Sahab - P.O. Box 22

Amman, 11636, Jordan

(Registrant’s telephone number, including area code)

(962) 6402-0640

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of November 14, 2017, there were outstanding 9,895,000 shares of common stock, par value $0.001 per share.

Jerash Holdings (US), Inc.

Form 10-Q

For the Second Quarter and Six Months Ended September 30, 2017

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2017	2017

ASSETS
Current Assets:
Cash	$4,852,811	$3,654,373
Accounts receivable	12,860,727	2,776,314
Accounts receivable- related party	6,107,017	2,343,892
Other receivable - related party	-	336,746
Due from shareholders	-	692,500
Inventories	5,412,339	19,151,609
Prepaid expenses and other current assets	1,088,376	1,303,230
Total Current Assets	30,321,270	30,258,664

Restricted cash	3,476,281	478,388
Property, plant and equipment, net	3,245,770	3,160,242
Total Assets	$37,043,321	$33,897,294

LIABILITIES AND EQUITY

Current Liabilities:
Short-term Loan	$350,546	$-
Accounts payable	2,334,547	10,253,053
Accrued expenses	461,737	464,476
Other payables	1,022,301	1,161,975
Total Current Liabilities	4,169,131	11,879,504

Total Liabilities	4,169,131	11,879,504

Commitments and Contingencies

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 15,000,000 shares authorized; 9,895,000 shares and 8,787,500 shares issued and outstanding as of September 30, 2017 and March 31, 2017.	9,895	8,788
Additional paid-in capital	2,742,158	1,091,212
Statutory reserve	71,699	71,699
Retained earnings	29,721,511	20,537,889
Accumulated other comprehensive loss	14,950	(8,395)
Total Shareholder's Equity	32,560,213	21,701,193

Noncontrolling interest	313,977	316,597
Total Equity	32,874,190	22,017,790

Total Liabilities and Equity	$37,043,321	$33,897,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016

Revenue, net from related party	$-	$4,950,759	$-	$23,420,657
Revenue, net from third parties	27,549,479	13,865,600	48,899,637	13,901,957
Revenue, net	27,549,479	18,816,359	48,899,637	37,322,614
Cost of goods sold	20,334,639	15,083,841	36,832,253	29,799,077
Gross Profit	7,214,840	3,732,518	12,067,384	7,523,537

Selling, general and administrative expenses	1,458,097	1,000,428	2,875,653	1,946,111
Total Operating Expenses	1,458,097	1,000,428	2,875,653	1,946,111

Income from Operations	5,756,743	2,732,090	9,191,731	5,577,426

Other Expense:
Other expense, net	4,612	5,960	10,928	24,431
Total other expense, net	4,612	5,960	10,928	24,431

Net Income	5,752,131	2,726,130	9,180,803	5,552,995

Net loss attributable to noncontrolling interest	1	8,466	2,819	23,087
Net income attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$5,752,132	$2,734,596	$9,183,622	$5,576,082

Net Income	$5,752,131	$2,726,130	$9,180,803	$5,552,995
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	45,860	(10,260)	23,544	(38,643)
Total Comprehensive Income	5,797,991	2,715,870	9,204,347	5,514,352
Comprehensive (income) loss attributable to noncontrolling interest	(467)	8,639	2,620	23,900
Comprehensive Income Attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$5,797,524	$2,724,509	$9,206,967	$5,538,252

Earnings Per Share Attributable to Common Shareholders:
Basic and diluted	$0.60	$0.31	$0.96	$0.63
Diluted			$0.95	$0.63

Weighted Average Number of Shares
Basic and diluted	9,577,172	8,787,500	9,577,172	8,787,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity
Balance at March 31, 2017	-	$-	8,787,500	$8,788	$1,091,212	$71,699	$20,537,889	$(8,395)	$316,597	$22,017,790

Reverse recapitalization	-	-	712,500	712	288	-	-	-	-	1,000
Private placement - common stock and warrants issued, net of stock issuance costs of $444,475	-	-	395,000	395	1,534,080	-	-	-	-	1,534,475
Stock-based compensation expense for the warrant issued to the board observer.	-	-	-	-	116,578	-	-	-	-	116,578
Net income (loss)	-	-	-	-	-	-	9,183,622	-	(2,819)	9,180,803
Foreign currency translation loss	-	-	-	-	-	-	-	23,345	199	23,544

Balance at September 30, 2017 (unaudited)	-	$-	9,895,000	$9,895	$2,742,158	$71,699	$29,721,511	$14,950	$313,977	$32,874,190

Balance at March 31, 2016	-	$-	8,787,500	$8,788	$1,091,212	$71,699	$15,153,000	$30,686	$362,102	$16,717,487

Net income(loss)	-	-	-	-	-	-	5,576,082	-	(23,087)	5,552,995
Foreign currency translation loss	-	-	-	-	-	-	-	(38,593)	(813)	(39,406)

Balance at September 30, 2016 (unaudited)	-	$-	8,787,500	$8,788	$1,091,212	$71,699	$20,729,082	$(7,907)	$338,202	$22,231,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,180,803	$5,552,995
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	588,324	695,616
Stock-based compensation expense	116,578	-
Changes in operating assets:
Accounts receivable	(10,071,211)	(10,450,801)
Accounts receivable- related party	(3,757,365)	-
Inventories	13,735,903	8,864,035
Prepaid expenses and other current assets	(22,930)	28,008
Changes in operating liabilities:
Accounts payable	(7,916,065)	2,809,267
Accounts payable - related parties	-	(5,866,866)
Accrued expenses	(3,028)	(57,022)
Due to related parties	-	(345,798)
Other payables	(140,258)	147,918
Net cash provided by operating activities	1,710,751	1,377,352

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(671,742)	(273,816)
Other receivable - related party	336,746	-
Net cash used in investing activities	(334,996)	(273,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	350,150	-
Due from shareholders	692,500	-
Change in restricted cash	(2,997,588)	-
Net proceeds from private placement	1,772,845	-
Net cash used in investing activities	(182,093)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,776	(15,496)

NET INCREASE IN CASH	1,198,438	1,088,040

CASH, BEGINNING OF THE PERIOD	3,654,373	2,823,974

CASH, END OF THE PERIOD	$4,852,811	$3,912,014

Non-cash financing activities
Warrants issued to placement agent in connection with the private placement	$161,926	$-
Prepaid stock issuance cost netted with proceeds from private placement	$239,105	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Jerash Holdings (US), Inc. (“Jerash Holdings”) is a corporation established under the laws of the State of Delaware on January 20, 2016. Jerash Holdings is a parent holding company with no operations.

Global Trend Investment Limited (“GTI”) was a limited company that was incorporated in the British Virgin Islands (“BVI”) on July 5, 2000, and was owned by two individuals and a BVI corporation, Merlotte Enterprise Limited, which was wholly owned by the Chairman of the Board of GTI and Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”). Previously, GTI was wholly-owned by Wealth Choice Limited (“WCL”), a BVI corporation, and the Chairman of the Board of Jerash Garments is also one of the beneficial owners of WCL and its subsidiaries. In September 2016, WCL transferred its ownership in GTI and its subsidiaries to Merlotte Enterprise Limited and an individual shareholder, and in October 2016, the individual shareholder transferred approximately 22% of its shares to another individual shareholder.

Jerash Garments is a wholly owned subsidiary of Jerash Holdings and was the wholly owned subsidiary of GTI prior to the Merger described below. Jerash Garments was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”) as a limited liability company on November 26, 2000 with declared capital of 50,000 Jordanian Dinar (“JOD”) (approximately US$70,500).

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both incorporated in Amman, Jordan as limited liability companies on March 11, 2013 and June 13, 2013, respectively, with declared capital of JOD 50,000 each. Jerash Embroidery and Chinese Garments were initially established under the name of Jerash Garments’ nominated agent but were in fact controlled and fully funded by Jerash Garments. On January 1, 2015, the nominated agent entered into an equity transfer agreement with Jerash Garments, in which the nominated agent agreed to transfer 100% ownership interests of Jerash Embroidery and Chinese Garments to Jerash Garments (the “Equity Transfer”). Subsequent to the Equity Transfer, Jerash Embroidery and Chinese Garments became wholly owned subsidiaries of Jerash Garments. Jerash Garments, Jerash Embroidery and Chinese Garments were effectively controlled by the same controlling shareholders before and after the Equity Transfer. Thus, this transaction is considered a reorganization of entities under common control. The consolidations of Jerash Embroidery and Chinese Garments have been accounted for at their carrying amounts as of the beginning of the first period presented in the accompanying consolidated financial statements.

Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”) was incorporated as a limited liability company in Amman, Jordan on September 18, 2005 with declared capital of JOD 50,000, as a wholly owned subsidiary of WCL. Jerash Garments is the sole user of the land, building and equipment being held by Victory Apparel and had a lease agreement with Victory Apparel related to the use of these assets before GTI and its subsidiaries were acquired by WCL in March 2012. The land and building was not registered in Victory Apparel’s name, and Jerash Garments continued to hold the land and building in its name in trust for Victory Apparel. The declaration of trust was never registered with the Land Registry of Jordan, and on June 30, 2016, Victory Apparel and Jerash Garments dissolved the sale agreement, resulting in the property and equipment being owned free and clear by Jerash Garments. Victory Apparel has no other operating activities of its own and WCL intends to dissolve the entity.

Although Jerash Garments does not own the equity interest of Victory Apparel, our president, director and significant shareholder, Mr. Choi, is also a director of Victory Apparel and controls all decision-making for Victory Apparel along with our other significant shareholder, Mr. Lee Kian Tjiauw, who have the ability to control Victory Apparel’s financial affairs. In addition, Victory Apparel's equity at risk is not sufficient to permit it to operate without additional subordinated financial support from Mr. Choi. Based on these facts, we concluded that Jerash Garments has effective control over Victory Apparel due to Mr. Choi’s roles at both organizations and therefore Victory Apparel is considered a Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”) 810-10-05-08A. Accordingly, Jerash Garments consolidates Victory Apparel’s operating results, assets and liabilities.

Treasure Success International Limited (“Treasure Success”) was incorporated on July 5, 2016 in Hong Kong, China, whose 100% equity interest is registered under the name of the Chairman of the Board of Jerash Garments, with the primary purpose to employ staff from China to support Jerash Garments' operations. On October 31, 2016, the Chairman of the Board of Jerash Garments transferred his 100% equity interest of Treasure Success to GTI. Treasure Success was inactive until October 2016. Treasure Success was consolidated as a VIE before October 31, 2016. The transfer was accounted for as a transfer between entities under common control.

On May 11, 2017, the shareholders of GTI contributed 100% of their outstanding capital stock in GTI to Jerash Holdings in exchange for an aggregate of 8,787,500 shares of common stock of Jerash Holdings. Immediately prior to this transaction, Jerash Holdings had 712,500 shares of common stock outstanding with a par value of $0.001 per share. Immediately following this transaction, GTI merged with and into Jerash Holdings, with Jerash Holdings being the surviving entity, as a result of which Jerash Holdings became the direct parent of GTI’s wholly owned subsidiaries, Jerash Garments, including its wholly owned subsidiaries, and Treasure Success. The transactions described above are collectively referred to as the “Merger.”

The Merger was accounted for as a reverse recapitalization. Under reverse capitalization accounting, GTI is recognized as the accounting acquirer, and Jerash Holdings is the legal acquirer or accounting acquiree. As such, following the Merger, the historical financial statements of GTI and its subsidiaries are treated as the historical financial statements of the combined company.

Consequently, the consolidated financial statements of Jerash Holdings reflect the operations of the accounting acquirer and a recapitalization of the equity of the accounting acquirer.

Jerash Holdings, its subsidiaries and VIE (herein collectively referred to as the “Company”) are engaged in manufacturing customized ready-made outerwear from knitted fabric and exporting produced apparel for large brand-name retailers. The Company is diversifying the range of products to include additional pieces such as trousers and urban styling outerwear and different types of natural and synthetic materials and is also expanding its workforce in Jordan with workers from other countries, including Bangladesh, Sri Lanka, India, Myanmar and Nepal.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2017, included with the Company’s prospectus dated October 27, 2017 (File No. 333-218991).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company's financial position as of September 30, 2017, its results of operations and its cash flows for the six months ended September 30, 2017 and 2016, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its subsidiaries and VIEs. All significant intercompany balances and transactions have been eliminated in consolidation.

In accordance with accounting standards regarding consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

As described in Note 1, management of the Company has concluded that Victory Apparel is a VIE, and that Jerash Garments is considered the primary beneficiary because Mr. Choi, our president, director and significant shareholder, absorbs the risks and rewards of Victory Apparel; therefore, we consolidate Victory Apparel for financial reporting purposes. Noncontrolling interests result from the consolidation of Victory Apparel, which is 100% owned by WCL.

The following table sets forth the carrying amounts of the assets and liabilities of the VIE, Victory Apparel, which was included in the Company’s consolidated balance sheets:

	September 30, 2017	March 31, 2017
Current assets	$2,097	$2,096
Intercompany receivables*	311,880	321,317
Total assets	313,977	323,413

Third party current liabilities	-	(6,815)
Total liabilities	-	(6,815)
Net assets	$313,977	$316,598

* Receivables from Jerash Garments are eliminated upon consolidation.

Victory Apparel did not generate any income but incurred certain expenses for each of six month periods ended September 30, 2017 and 2016. The loss was $1 and $8,466 for the three months ended September 30, 2017 and 2016, respectively. The loss was $2,819 and $23,087 for the six months ended September 30, 2017 and 2016, respectively.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates include allowance for doubtful accounts, valuation of inventory reserve and useful lives of buildings and other property. Actual results could differ from these estimates.

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of September 30, 2017 and March 31, 2017, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of cash used as security deposits to obtain credit facilities of the Company from a bank and to secure custom clearance under the requirements of local regulations. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These security deposits at the bank are refundable only when the bank facilities become not effective. The restricted cash is classified as a non-current asset since the Company has no intention to terminate these bank facilities within one year.

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing for a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of September 30, 2017 and March 31, 2017.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories include cost of raw materials, freight, direct labor and related production overhead. The cost of inventories is determined using the First-in, First-out (“FIFO”) method. The Company periodically reviews its inventories for excess or slow-moving items and makes provisions as necessary to properly reflect inventory value.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, reduced by accumulated depreciation and amortization. Depreciation and amortization expense related to property, plant and equipment is computed using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the initial lease term or the estimated useful life of the improvements. The useful life and depreciation method are reviewed periodically to ensure that the method and period of depreciation are consistent with the expected pattern of economic benefits from items of property, plant and equipment. The estimated useful lives of depreciation and amortization of the principal classes of assets are as follows:

Useful life
Land	Infinite
Property and buildings	15 years
Equipment and machinery	3-5 years
Office and electronic equipment	3-5 years
Automobiles	5 years
Leasehold improvements	Lesser of useful life and lease term

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the unaudited condensed consolidated statements of income and comprehensive income.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three and six months ended September 30, 2017 and 2016.

Revenue Recognition

Revenue from product sales is recognized, net of estimated provisions for sales allowances and returns, when the merchandise is shipped and title is transferred. Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); (ii) delivery of goods has occurred and risks and benefits of ownership have been transferred, which is when the goods are received by the customer at its designated location in accordance with the sales terms; (iii) the sales price is both fixed and determinable, and (iv) collectability is reasonably assured. Most of the Company’s products are custom-made for large brand-name retailers. Historically, sales returns have been minimal.

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenues. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses, in the Company’s unaudited condensed consolidated statements of income and comprehensive income. Total shipping and handling expenses were $272,048 and $189,770 for the three months ended September 30, 2017 and 2016, respectively. Total shipping and handling expenses were $396,999 and $303,433 for the six months ended September 30, 2017 and 2016, respectively.

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings was incorporated in the State of Delaware and is subject to federal income tax in the United States of America. GTI was incorporated in the BVI and is not subject to income taxes under the current laws of BVI. Treasure Success was registered in Hong Kong and has no operating profit for current tax liabilities. Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are subject to the regulations of the Income Tax Department in Jordan. The corporate income tax rate is 14% for the industrial sector in Jordan. In accordance with the Investment Encouragement Law, Jerash Garments' export sales to overseas customers are entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption has been extended for 5 years until December 31, 2018. Jerash Garments can apply for further extension of the tax exemption upon expiration. The exempted income tax expense for Jerash Garments totaled $828,157 and $381,658 for the three months ended September 30, 2017 and 2016, respectively. Per share effect of the tax exemption was $0.09 and $0.04 for each of the three months ended September 30, 2017 and 2016.

The exempted income tax expense for Jerash Garments totaled $1,332,832 and $777,419 for the six months ended September 30, 2017 and 2016, respectively. Per share effect of the tax exemption was $0.14 and $0.09 for each of the six months ended September 30, 2017 and 2016.

Local sales of Jerash Garments are subject to income tax at a fixed rate of 14%. No tax provision was provided for the three and six months ended September 30, 2017 and 2016 because there was no net income generated from local sales.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Deferred income taxes were immaterial, and accordingly, no deferred tax assets or liabilities were recognized as of September 30, 2017 and March 31, 2017.

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. Jordan income tax returns prior to 2013 are not subject to examination by any applicable tax authorities. No significant uncertainty in tax positions relating to income taxes have been incurred during the periods ended September 30, 2017 and 2016.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar and the Company uses the Jordanian Dinar (“JOD”) as its functional currency, except Treasure Success, which uses the Hong Kong Dollar (“HKD”) as its functional currency. The assets and liabilities of the Company have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into U.S. dollars using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods, therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred, and were immaterial for the three months ended September 30, 2017 and 2016.

The value of JOD against US$ and other currencies may fluctuate and is affected by, among other things, changes in Jordan’s political and economic conditions. Any significant revaluation of JOD may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	September 30, 2017	March 31, 2017	September 30, 2016
Period-end spot rate	US$1=JOD 0.7086	US$1=JOD 0.7090	US$1=JOD 0.7088
	US$1=HKD 0.1280	US$1=HKD 0.1287	Not Applicable
Average rate	US$1=JOD 0.7094	US$1=JOD 0.7086	US$1=JOD 0.7086
	US$1=HKD 0.1282	US$1=HKD 0.1289	Not Applicable

Stock-Based Compensation

The Company measures compensation expense for stock-based awards to non-employee contractors and directors based upon the awards’ initial grant-date fair value. The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method. The fair value of awards to non-employees is then marked-to-market each reporting period until vesting criteria are met.

The Company estimates the fair value of stock warrants using a Black-Scholes model. This model is affected by the Company's stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the warrant, expected risk-free rates of return, the expected volatility of the Company's common stock, and expected dividend yield, each of which is more fully described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

•	Expected Term: the expected term of a warrant is the period of time that the warrant is expected to be outstanding.

•	Risk-Free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero coupon interest rate is quoted, the Company's uses the nearest interest rate from the available maturities.

•	Expected Stock Price Volatility: the Company utilizes comparable public company volatility over the same period of time as the life of the warrant.

•	Dividend Yield: Because the Company's does not expect to pay a dividend in the foreseeable future, a 0% dividend yield was used in valuing the stock-based awards.

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the six months ended September 30, 2017 and 2016.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD to US$ is reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income.

Fair Value of Financial Instruments

ASC 825-10 requires certain disclosures regarding the fair value of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets and liabilities.

•	Level 2 - Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, due from related parties, due from shareholders, accounts payable, accrued expenses, other payables and short-term loan to approximate the fair value of the respective assets and liabilities at September 30, 2017 and March 31, 2017 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2017 and March 31, 2017, $2,733,731 and $3,404,508, respectively, of the Company’s cash were on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of September 30, 2017 and March 31, 2017, $2,118,258 and $249,865, respectively, of the Company’s cash were on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of September 30, 2017 and March 31, 2017, $822 and $0, respectively, of the Company’s cash was on deposit at financial institutions in the United States and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company's assessment of its customers' creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

Prior to August 2016, substantially all of the Company’s sales were made to end customers located primarily in the United States (see Note 8) through its affiliate (see Note 6). Thereafter, the Company has been selling directly to end customers. The Company’s operating results could be adversely affected by the government policy on exporting business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenues and purchases with specific customers and suppliers. For the three months ended September 30, 2017, two end customers accounted for 85% and 7% of total revenue. For the six months ended September 30, 2017, two end customers accounted for 84% and 9% of total revenue. For the three months ended September 30, 2016, a significant amount of the Company’s sales and purchases were made through its related parties (see Note 6), one end customer accounted for 80% of total revenue. For the six months ended September 30, 2016, one end customer accounted for 82% of total revenue. As of September 30, 2017, two customers accounted for 78% and 10% of the total accounts receivable balance. As of March 31, 2017, one customer accounted for 94% of the total accounts receivable balance.

For the three months ended September 30, 2017, the Company purchased approximately 97% of its raw materials from one major supplier, Onset Time Limited ("ONSET"). For the six months ended September 30, 2017, the Company purchased approximately 97% of its raw materials from one major supplier, ONSET. For the three months ended September 30, 2016, the Company purchased approximately 47%, 12% and 39% of its raw materials from three related major suppliers, Value Plus (Macao Commercial Offshore) Limited (“VPMCO”) and Ford Glory International Limited (“FGIL”) and ONSET, respectively (see Note 6). For the six months ended September 30, 2016, the Company purchased approximately 64%, 13% and 21% of its raw materials from three related major suppliers, VPMCO and FGIL and ONSET, respectively (see Note 6). As of September 30, 2017, accounts payable to two major suppliers accounted for 69% and 25% of the total accounts payable balance. As of March 31, 2017, accounts payable to one major supplier accounted for 96% of the total accounts payable balance.

A loss of any of these customers or suppliers could adversely affect the operating results or cash flows of the Company.

Risks and Uncertainties

The principal operations of the Company are located in Jordan. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in Jordan, as well as by the general state of the Jordanian economy. The Company’s operations in Jordan are subject to special considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in Jordan. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, this may not be indicative of future results.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018 using a prospective application. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018, which did not have a material impact to the unaudited condensed consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The Company does not expect the impact to be material to the consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle.

New Accounting Pronouncement Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Preliminarily, the Company plans to adopt Topic 606 using the retrospective transition method, and is continuing to evaluate the impact its pending adoption of Topic 606 will have on its consolidated financial statements. The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

In February 2016, the FASB issued ASU No. 2016-02, "Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 creates a new ASC 842 "Leases" to replace the previous ASC 840 "Leases." ASU 2016-02 affects both lessees and lessors, although for the latter the provisions are similar to the previous model, but updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASU 2014-09. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the adoption of this revised guidance on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	As of	As of
	September 30, 2017	March 31, 2017
Raw materials	$1,570,254	$4,884,583
Raw materials in transit	1,494,706	4,380,618
Work-in-progress	466,175	1,493,258
Finished goods	1,881,204	8,393,150
Total inventory	$5,412,339	$19,151,609

An inventory allowance was not considered necessary as of September 30, 2017 and March 31, 2017.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of September 30, 2017	As of March 31, 2017
Land	$61,117	$61,078
Property and buildings	432,838	432,562
Equipment and machinery	4,824,460	4,370,095
Office and electric equipment	487,040	472,918
Automobiles	378,432	302,714
Leasehold improvements	1,475,220	1,358,649
Subtotal	7,659,107	6,998,016
Construction in progress	222,255	206,246
Less: Accumulated Depreciation and Amortization	(4,635,592)	(4,044,020)
Property and Equipment, Net	$3,245,770	$3,160,242

Depreciation and amortization expense was $300,540 and $344,487 for the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense was $588,324 and $695,616 for the six months ended September 30, 2017 and 2016, respectively.

Construction in progress represents costs of construction incurred for the Company's new project to build a 450 square meter sewing workshop. This building project is expected to be completed before the end of calendar year 2017.

NOTE 5 - EQUITY

Preferred Stock

The Company has 500,000 authorized shares of preferred stock with a par value of $0.001 per share, and with none issued and outstanding as of September 30, 2017 and March 31, 2017. The preferred stock can be issued by the Board of Directors of Jerash Holdings in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations or restrictions of such rights as the Board of Directors may determine from time to time.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As of both September 30, 2017 and March 31, 2017, the consolidated balance of the statutory reserve was $71,699.

Private Placement

On May 15, 2017, the Company conducted the initial closing of a private placement for the sale of an aggregate of 540,000 shares of common stock and warrants exercisable for up to 54,000 shares of common stock to ten accredited investors. Fifty percent of the shares (270,000 shares) purchased in the initial closing were sold by one of the Company’s shareholders at $4.99 per share, the remaining fifty percent of the shares (270,000 shares) were issued by Jerash Holdings. Each share was sold together with one warrant, with each such warrant being immediately exercisable for one-tenth of one share of common stock. 540,000 five-year warrants were issued at $0.01 per warrant to purchase up to 54,000 shares of Jerash Holdings’ common stock at an exercise price per full share equal to $6.25. The Company received aggregate gross proceeds of $1,352,700 for the shares and warrants issued and sold in the initial closing of private placement, and incurred direct expenses related to the offering of $379,828.

On August 18, 2017, the Company conducted the second closing of a private placement, pursuant to which an aggregate of 200,000 shares of common stock and warrants exercisable for up to 20,000 shares of common stock were sold to one accredited investor. Fifty percent of the shares (100,000 shares) purchased in the closing were sold by one of the Company’s shareholders at $4.99 per share and the remaining fifty percent of the shares (100,000 shares) were issued by Jerash Holdings. Each share was sold together with one warrant, with each such warrant being immediately exercisable for one-tenth of one share of common stock. 200,000 five-year warrants were issued at $0.01 per warrant to purchase up to 20,000 shares of Jerash Holdings’ common stock at an exercise price per full share equal to $6.25. The Company received net proceeds of $450,910 for the shares and warrants issued and sold in the closing of this private placement.

On September 27, 2017, the Company conducted the third and final closing of a private placement, pursuant to which an aggregate of 50,000 shares of common stock and warrants exercisable for up to 5,000 shares of common stock were sold to two accredited investors. Fifty percent of the shares (25,000 shares) purchased in the closing were sold by one of the Company’s shareholders at $4.99 per share and the remaining fifty percent of the shares (25,000 shares) were issued by Jerash Holdings. Each share was sold together with one warrant, with each such warrant being immediately exercisable for one-tenth of one share of common stock. 50,000 five-year warrants were issued at $0.01 per warrant to purchase up to 5,000 shares of Jerash Holdings’ common stock at an exercise price per full share equal to $6.25. The Company received net proceeds of $110,179 for the shares and warrants issued and sold in the closing of this private placement.

Warrants Issued for Services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using a Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued.

On May 15, 2017, Jerash Holdings issued warrants to the designees of the placement agent in the above private placement to purchase 48,600 units, with each unit consisting of one share of Jerash Holdings common stock and one warrant (with each such warrant being immediately exercisable for one-tenth of one share of its common stock at an exercise price of $6.25 per share for a period of five years from the issuance date), at an exercise price of $5.50 per unit. The fair value of these units was $107,990, and was included in offering costs of the private placement in May 2017.

On May 15, 2017, Jerash Holdings also issued a five-year warrant to purchase up to 50,000 shares of its common stock pursuant to a letter agreement with one of its board advisors. The warrant has an exercise price of $5.00 per share, and may be converted by means of “cashless” exercise during the term of the warrant. This warrant may be exercised any time after issuance through and including the five year anniversary of the issuance date. Stock-based compensation expense recognized for the quarters ended June 30, 2017 and 2016 was $116,578 and $-0- respectively for this warrant.

On August 1, 2017, warrants to purchase 18,000 units became issuable by Jerash Holdings to the designees of the placement agent in the above private placement, with each unit consisting of one share of Jerash Holdings common stock and one warrant (with each such warrant being immediately exercisable for one-tenth of one share of its common stock at an exercise price of $6.25 per share for a period of five years from the issuance date), at an exercise price of $5.50 per unit. The fair value of these units was $43,122, and was included in offering costs of the private placement in August 2017.

On September 27, 2017, warrants to purchase 4,500 units became issuable by Jerash Holdings to the designees of the placement agent in the above private placement, with each unit consisting of one share of Jerash Holdings common stock and one warrant (with each such warrant being immediately exercisable for one-tenth of one share of its common stock at an exercise price of $6.25 per share for a period of five years from the issuance date), at an exercise price of $5.50 per unit. The fair value of these units was $10,814, and was included in offering costs of the private placement in September 2017.

During the quarter ended September 30, 2017, all of the outstanding warrants were fully vested and exercisable.

The fair value of these warrants granted was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Common Stock Warrants September 30, 2017
Expected term (in years)	5.0
Risk-free interest rate (%)	1.86%
Expected volatility (%)	52.2%
Dividend yield (%)	0.0%

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding at March 31, 2017	-	-
Granted	207,210	$5.69
Exercised	-	-
Cancelled	-	-
Warrants outstanding at September 30, 2017	207,210	$5.69

NOTE 6 - RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follows:

Name of Related Party	Relationship to the Company	Nature of Transactions
Ford Glory Holdings Limited (“FGH”)	Intermediate Shareholder of GTI	Working Capital Advances
Ford Glory International Limited, or FGIL	Affiliate, subsidiary of FGH	Sales / Purchases
Value Plus (Macao Commercial Offshore) Limited (“VPMCO”)	Affiliate, subsidiary of FGH	Purchases
Jiangmen V-Apparel Manufacturing Limited	Affiliate, subsidiary of FGH	Working Capital Advances
Wealth Choice Limited, or WCL	Shareholder of Victory Apparel	Working Capital Advances

Pursuant to the terms of a sale and purchase agreement between one of the Company’s current individual shareholders and Victory City Investments Limited, the ultimate 51% shareholder of FGIL, dated July 13, 2016 (the “Sale and Purchase Agreement”), and effective since August 1, 2016, all rights, interests and benefits of any contracts that FGIL had at that time with any of the Company’s customers for products manufactured or to be manufactured by the Company, together with the costs and obligations relating to those contracts were transferred to the Company. Thereafter, the Company has been selling directly to the end customers and no longer through its affiliate, FGIL.

Related party balances:

a.	Accounts receivable – related party:

Accounts receivable from related party represents amounts owed to us by FGIL for sales to end customers made during the transition period of the support arrangement, as described below (see a. Sales to related party) and consisted of the following:

	As of September 30, 2017	As of March 31, 2017
FGIL	$6,107,017	$2,343,892

b.	Other receivables – related party:

	As of September 30, 2017	As of March 31, 2017
WCL	$-	$336,746

The balance due from WCL was interest-free and due upon demand. The balance as of March 31, 2017 was fully collected from WCL on June 15, 2017.

c.	Due from shareholders:

	As of September 30, 2017	As of March 31, 2017
Two individual shareholders	$-	$353,175
Merlotte Enterprise Limited	-	339,325
	$-	$692,500

The balance as of March 31, 2017 was fully collected from shareholders on May 8, 2017.

Related party transactions:

a.	Sales to related party:

Before August 2016, the Company sold merchandise to end customers through FGIL during the ordinary course of business. The sales made to FGIL consists of the following:

	For the three months ended September 30,
	2017	2016
FGIL	$-	$4,950,759

	For the six months ended September 30,
	2017	2016
FGIL	$-	$23,420,657

Pursuant to the Sale and Purchase Agreement, the Company has all rights, interests and benefits of the sales agreements signed with end customers since August 2016, together with the costs and obligations of such agreements. The Sale and Purchase Agreement provides for a transition period commencing August 1, 2016 and expect to end before March 31, 2018, during which FGIL receives no additional fees for such transitional services. For the three months ended September 30, 2017, $23,413,053 of sales were made with the support from FGIL. For the six months ended September 30, 2017, $42,185,022 of sales were made to end customers with the support from FGIL.

b.	Purchases from related parties:

Before August 2016, the Company periodically purchased merchandise or raw materials from its affiliates during the ordinary course of business. The purchases from related parties consist of the following:

	For the three months ended September 30,
	2017	2016
VPMCO	$-	$666,481
FGIL	-	133,287
	$-	$799,768

	For the six months ended September 30,
	2017	2016
VPMCO	$-	$5,161,133
FGIL	-	919,459
	$-	$6,080,592

NOTE 7 - CREDIT FACILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with Hong Kong and Shanghai Banking Corporation (“HSBC”). In addition, pursuant to the Invoice Discounting/Factoring Agreement entered into on August 21, 2017, HSBC agreed to provide Treasure Success with a $12,000,000 factoring facility. The import credit and factoring facilities are collectively referred to as the “Senior Credit Facility.” The Senior Credit Facility is guaranteed by Jerash Holdings, Jerash Garments, as well as the Company’s two individual shareholders. In addition, the Senior Credit Facility requires cash and other investment security collateral of $3,000,000. HSBC provided that drawings under the Senior Credit Facility would be charged interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.5% for drawings in Hong Kong dollars, and the London Interbank Offered Rate (“LIBOR”) plus 1.5% for drawings in other currencies. The Senior Credit Facility will also contain certain service charges and other commissions and fees. As of September 30, 2017, the Company has made $350,546 withdrawals under the import credit facility, and there are no amounts outstanding under the factoring facility.

NOTE 8 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended September 30, 2017 and 2016, outerwear accounted for approximately 91.8% and 89.5% of total revenue. For the six months ended September 30, 2017 and 2016, outerwear accounted for approximately 95.3% and 94.6% of total revenue. Based on management's assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended September 30, 2017 and 2016, respectively.

	For the three months ended
	September 30, 2017	September 30, 2016
United States	$25,274,990	$16,765,678
Jordan	2,249,807	1,975,403
Other countries	24,682	75,278
Total	$27,549,479	$18,816,359

The following table summarizes sales by geographic areas for the six months ended September 30, 2017 and 2016, respectively.

	For the six months ended
	September 30, 2017	September 30, 2016
United States	$46,339,490	$35,235,576
Jordan	2,307,165	2,009,548
Other countries	252,982	77,490
Total	$48,899,637	$37,322,614

All long-lived assets were located in Jordan as of September 30, 2017 and March 31, 2017.

The Company manufactures outerwear for all seasons. Products for Fall/Winter normally have higher fabric and accessories costs, and some of the styles are more complicated compared to products for Spring/Summer. The higher production costs for Fall/Winter typically result in higher sales and profit margins in the period from May to October in which products for Fall/Winter are primarily shipped.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Rent Commitment

The Company leases two manufacturing facilities under operating leases. Operating lease expense amounted to $313,222 and $284,280 for the three months ended September 30, 2017 and 2016, respectively, and amounted to $629,964 and $564,500 for the six months ended September 30, 2017 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended September 30,
2018	$679,178
2019	29,301
2020 and thereafter	-
Total	$708,479

The Company has nineteen operating leases for its facilities that require monthly payments ranging between $247 and $26,939, and are renewable on an annual basis.

Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 10 – SUBSEQUENT EVENTS

These unaudited condensed consolidated financial statements were approved by management and available for issuance on November 13, 2017. The Company evaluated subsequent events through this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements regarding the adequacy, availability and sources of capital, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in forward-looking statements include those factors set forth in this Quarterly Report, particularly under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and subsequent reports that we file with the Securities and Exchange Commission (the “SEC”).

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. We do not intend, and undertake no obligation, to update any forward-looking statement, except as required by law.

Notwithstanding the above, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly states that the safe harbor for forward looking statements does not apply to companies that issue penny stocks. Accordingly, the safe harbor for forward looking statements under the PSLRA is not currently available to the Company because we may be considered to be an issuer of penny stock.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our prospectus dated October 27, 2017 (File No. 333-218991).

Results of Operations

Three months ended September 30, 2017 and September 30, 2016

The following table summarizes the results of our operations during the three month periods ended September 30, 2017 and 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months Ended September 30, 2017		Three months Ended September 30, 2016		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$27,549	100%	$18,816	100%	$8,733	46%
Cost of goods sold	20,334	74%	15,084	80%	5,250	35%
Gross profit	7,215	26%	3,732	20%	3,483	93%
Selling, general and administrative expenses	1,458	5%	1,000	5%	458	46%
Other expense, net	5	0%	6	0%	(1)	(17%)
Net income	$5,752	21%	$2,726	14%	$3,026	111%

Revenue. Revenue increased by approximately $8.7 million, or 46%, to approximately $27.5 million in the three month period ended September 30, 2017 from approximately $18.8 million in the three month ended September 30, 2016. The growth was mainly the result of the expansion of our business with one of our major customers due to the Company’s improved ability to satisfy higher demand because of its investments in property, plant and equipment, which have increased its manufacturing capacity, and the economic recovery of the U.S., which remains our major export destination. Approximately 92% and 89% of our products were exported to the U.S. in the three months ended September 30, 2017 and 2016, respectively.

As a garment manufacturing group specializing in manufacturing outerwear, we derive most of our revenue from the manufacturing and sales of outerwear.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months Ended September 30, 2017		Three months Ended September 30, 2016		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$25,275	92%	$16,766	89%	$8,509	51%
Jordan	2,250	8%	1,975	11%	275	14%
Others	24	0%	75	0%	(51)	(68%)
Total	$27,549	100%	$18,816	100%	$8,733	46%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, all apparel manufactured in Jordan may be exported to the U.S. duty-free. This treaty provides substantial competitiveness and benefit to us to expand our garment export business in the U.S. Our sales to the U.S. increased by approximately 51% for the three months ended September 30, 2017 compared to the same period in 2016.

Cost of goods sold. Following the growth in sales revenue, our cost of goods sold increased by approximately $5.2 million or 35%, to approximately $20.3 million in the three month period ended September 30, 2017 from approximately $15.1 million in the same period in 2016. As a percentage of revenues, the cost of goods sold decreased by approximately 6% to 74% in the three month period ended September 30, 2017 from 80% in the same period in 2016. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to lower fixed cost per unit due to the increase of production volume.

Gross profit margin. Gross profit margin was approximately 26% in the three month period ended September 30, 2017, which increased by approximately 6% from 20% in the same period in 2016. The increase in gross profit margin was primarily driven by higher selling price, economies of scale in general, and improved production efficiency. The Company manufactures outerwear for all seasons. Products for Fall/Winter normally have higher fabric and accessories costs, and some of the styles are more complicated compared to Spring/Summer, so the Company normally charges a higher unit sales price compared to the increase in unit cost, which results in higher sales and profit margins in the period from May to October in which products for Fall/Winter are primarily shipped.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 46% from approximately $1.0 million in the three month period ended September 30, 2016 to approximately $1.5 million in the same period in 2017. The increase was mainly attributable to the establishment of a sales and merchandising office in Hong Kong in October 2016 and the increase in legal and professional fees in relation to our private placement transactions and the filing of our Form S-1 registration statement.

Other expense, net. Other expense, net remained relatively consistent and was approximately $5,000 and $6,000 in the three months ended September 30, 2017 and 2016 respectively.

Net income. Net income for the three months ended September 30, 2017 increased by approximately 111% from approximately $2.7 million to approximately $5.8 million. The increase was mainly attributable to the increase in revenue by approximately 46% and the improvement in gross profit margin from approximately 20% in the three month period ended September 30, 2016 to approximately 26% in the same period in 2017, for the reasons mentioned above.

Six months ended September 30, 2017 and September 30, 2016

The following table summarizes the results of our operations during the six month periods ended September 30, 2017 and 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six months Ended September 30, 2017		Six months Ended September 30, 2016		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$48,899	100%	$37,322	100%	$11,577	31%
Cost of goods sold	36,832	75%	29,799	80%	7,033	24%
Gross profit	12,067	25%	7,523	20%	4,544	60%
Selling, general and administrative expenses	2,875	6%	1,946	5%	929	48%
Other expense, net	11	0%	24	0%	(13)	(54%)
Net income	$9,181	19%	$5,553	15%	$3,628	65%

Revenue. Revenue increased by approximately $11.6 million, or 31%, to approximately $48.9 million in the six month period ended September 30, 2017 from approximately $37.3 million in the six month ended September 30, 2016. The growth was mainly the result of the expansion of our business with one of our major customers due to the Company’s improved ability to satisfy higher demand because of its investments in property, plant and equipment, which have increased its manufacturing capacity, and the economic recovery of the U.S., which remains our major export destination. Approximately 95% and 94% of our products were exported to the U.S. in the six months ended September 30, 2017 and 2016, respectively.

As a garment manufacturing group specializing in manufacturing outerwear, we derive most of our revenue from the manufacturing and sales of outerwear.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six months Ended September 30, 2017		Six months Ended September 30, 2016		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$46,339	95%	$35,236	94%	$11,103	32%
Jordan	2,307	5%	2,010	6%	297	15%
Others	253	0%	77	0%	176	229%
Total	$48,899	100%	$37,323	100%	$11,576	31%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, all apparel manufactured in Jordan may be exported to the U.S. duty-free. This treaty provides substantial competitiveness and benefit to us to expand our garment export business in the U.S. Our sales to the U.S. increased by approximately 32% for the six months ended September 30, 2017 compared to the same period in 2016. According to the Major Shippers Report issued by the Office of Textiles and Apparel under the U.S. Department of Commerce, U.S. global apparel import recorded a decrease of approximately 1.4 billion to $60.7 billion in the nine month period ended September 30, 2017 from approximately $61.6 billion in the same period in 2016. On the other hand, U.S. apparel imports from Jordan increased by approximately 5% to approximately $1 billion in the nine month period ended September 30, 2017 from approximately $973 million in the same period in 2016. Our sales growth ratio has been exceeding industrial average growth ratios, and we still have plenty of room to expand our garment export business in the U.S.

Cost of goods sold. Following the growth in sales revenue, our cost of goods sold increased by approximately $7.0 million, or 24%, to approximately $36.8 million in the six month period ended September 30, 2017 from approximately $29.8 million in the same period in 2016. As a percentage of revenues, the cost of goods sold decreased by approximately 5% to 75% in the six month period ended September 30, 2017 from 80% in the same period in 2016. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to lower fixed cost per unit due to the increase of production volume.

Gross profit margin. Gross profit margin was approximately 25% in the six month period ended September 30, 2017, which increased by approximately 5% from 20% in the same period in 2016. The increase in gross profit margin was primarily driven by higher selling price, economies of scale in general, and improved production efficiency. Products for Fall/Winter normally have higher fabric and accessories costs, and some of the styles are more complicated compared to Spring/Summer, so the Company normally charges a higher unit sales price compared to the increase in unit cost, which results in higher sales and profit margins in the period from May to October in which products for Fall/Winter are primarily shipped.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 48% from approximately $1.9 million in the six month period ended September 30, 2016 to approximately $2.9 million in the same period in 2017. The increase was mainly attributable to the establishment of a sales and merchandising office in Hong Kong in October 2016 and the increase in legal and professional fees in relation to our private placement transactions and the filing of our Form S-1 registration statement.

Other expense, net. Other expense, net remained relatively consistent and was approximately $11,000 and $24,000 in the six months ended September 30, 2017 and 2016 respectively.

Net income. Net income for the six months ended September 30, 2017 increased by approximately 65% from approximately $5.6 million to approximately $9.2 million. The increase was mainly attributable to the increase in revenue by approximately 32% and the improvement in gross profit margin from approximately 20% in the six month period ended September 30, 2016 to approximately 25% in the same period in 2017, for the reasons mentioned above.

Liquidity and Capital Resources

We are a holding company incorporated in the U.S. We may need dividends and other distributions on equity from our Jordanian subsidiaries to satisfy our liquidity requirements. Current Jordanian regulations permit our Jordanian subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. In addition, our Jordanian subsidiaries are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. We have relied on direct payments of expenses by our subsidiaries (which generate revenues), to meet our obligations to date. To the extent payments are due in U.S. dollars, we have occasionally paid such amounts in Jordanian Dinar (“JOD”) to an entity controlled by our management capable of paying such amounts in U.S. dollars. Such transactions have been made at prevailing exchange rates and have resulted in immaterial losses or gains on currency exchange.

As of September 30, 2017, we had cash of approximately $4.9 million and restricted cash of approximately $3.5 million.

Our current assets as of September 30, 2017 were approximately $30.3 million, and our current liabilities were approximately $4.2 million, which resulted in a current ratio of approximately 7.3:1. Total equity as of September 30, 2017 was approximately $32.9 million.

We had net working capital of approximately $26.2 million at September 30, 2017. Based on our current operating plan, we believe that our cash on hand and cash generated from operations will be sufficient to support our working capital needs for the next twelve months.

We have funded our working capital needs from operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

On May 29, 2017, our wholly-owned subsidiary, Treasure Success, entered into a facility letter (“Facility Letter”) with Hong Kong and Shanghai Banking Corporation (“HSBC”) to provide credit to us. Under the terms of the Facility Letter, we have a total credit limit of $8,000,000. The Facility Letter provides us with various credit facilities for importing and settling goods from our suppliers. The available credit facilities as described in greater detail below includes an import facility, import facilities with loan against import, trust receipts, clean import loan, and advances to us against purchase orders. HSBC charges an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to the release of goods immediately on our documentary credit.

HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000 and iii) 0.0625% for balance in excess of $100,000 and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to trust receipts whereby HSBC has title to the goods or merchandise released immediately to us. HSBC has approved certain of our suppliers that are eligible to use clean import loans. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000 and iii) 0.0625% for balance in excess of $100,000 and an interest of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to clean import loans or release of the goods or merchandise based on evidence of delivery or invoice. HSBC will advance up to 70% of the purchase order value in our favor. HSBC charges a handling fee of 0.25% and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to advances.

The Facility Letter is collateralized by the guarantees of us and Jerash Garments, and the personal guarantees by Mr. Choi Lin Hung and Mr. Ng Tsze Lun. Jerash Garments is also required to maintain an account at HSBC for receiving payments from VF Sourcing Asia S.A.R.L. and its related companies. In addition, to secure the Facility Letter, we granted HSBC a charge of $3,000,000 over the Company’s deposits.

The Facility Letter is subject to review at any time and valid until May 1, 2018. HSBC has discretion on whether to renew the Facility Letter prior to expiration. As of September 30, 2017, $350,829 was outstanding under the Facility Letter.

On June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting / Factoring Agreement and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “Factoring Agreement”) with HSBC for certain debt purchase services related to our accounts receivables. Under the terms of the Factoring Agreement, we may borrow up to $12,000,000. In exchange for advances on eligible invoices from HSBC for our approved customers, HSBC charges a fee to advance such payments at a discounting charge of 1.5% per annum over 1 month LIBOR or HIBOR, as applicable. Such fee accrues on a daily basis on the amount of funds in use. HSBC has final determination of the percentage amount available for prepayment from each of our approved customers. We may not prepay an amount from a customer in excess of 85% of the funds available for borrowing.

HSBC also provides credit protection and debt services related to each of our preapproved customers. For any approved debts or collections assigned to HSBC, HSBC charges a flat fee of 0.35% on the face value of the invoice for such debt or collection. We may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. We may receive advances on invoices that are due within 30 days of the delivery of our goods, defined as the maximum invoicing period.

The advances made by HSBC are collateralized by the guarantees of us and Jerash Garments, and the personal guarantees by Mr. Choi Lin Hung and Mr. Ng Tsze Lun. In addition, to secure the Factoring Agreement, we granted HSBC a charge of $3,000,000 over our deposits. If we fail to pay any sum due to HSBC, HSBC may charge a default interest at the rate of 8.5% per annum over the best lending rate quoted by HSBC on such defaulted amount.

The Factoring Agreement is subject to the review by HSBC at any time, and valid until May 1, 2018. Either party may terminate the agreement subject to a 30 days’ notice period. As of September 30, 2017, there were no amounts outstanding under the Factoring Agreement.

Six months ended September 30, 2017 and 2016

The following table set forth summary of our cash flows for the periods indicated:

(All in amounts in thousands of U.S. dollars)

	Six Months Ended
	2017	2016
Net cash provided by operating activities	$1,711	$1,377
Net cash (used) in investing activities	(335)	(274)
Net cash (used) in financing activities	(182)	-
Effect of exchange rate changes on cash	5	(15)
Net increase in cash	1,199	1,088
Cash, beginning of six month period	3,654	2,824
Cash, end of six month period	$4,853	$3,912

Operating Activities

Net cash provided by operating activities was approximately $1.7 million in the six months ended September 30, 2017, compared to cash provided by operating activities of approximately $1.4 million for the same period in 2016. The increase in net cash provided by operating activities was primarily attributable to the following factors:

•	Net profit of approximately $9.2 million for reasons mentioned above;
•	Inventory decreased by $13.7 million from March 31, 2017 due to increase in sales;
•	Accounts receivable and accounts receivable - related parties increased by $13.8 million from March 31, 2017 due to higher turnover in August and September; and
•	Accounts payable decreased by approximately $7.9 million as of September 30, 2017 from March 31, 2017 due to settlement for purchases in earlier months.

Investing Activities

Net cash used in investing activities was approximately $0.3 million in the six months ended September 30, 2017, and net cash used in investing activities was approximately $0.3 million for the six month period ended September 30, 2016. The net cash provided in investing activities was mainly attributable to purchases of property, plant and equipment of $0.7 million and the settlement of other receivables – related party of $0.3 million.

Financing Activities

Net cash used in financing activities was approximately $0.2 million for the six month period ended September 30, 2017. The cash outflow was mainly resulted from a fixed deposit of $3.0 million in a bank as collateral for bank facilities granted to one of the Company’s subsidiaries, Treasure Success International Limited, the net proceeds from the private placement of $1.8 million, and short-term bank loan of approximately $0.4 million drawn under the Treasure Success Facility Letter.

Statutory Reserves

In accordance with the Corporate Law in Jordan, the subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As the statutory reserve balance had already reached the cap before fiscal 2015, there was no additional appropriation into the statutory reserve in the three month periods ended September 30, 2017 and 2016.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of September 30, 2016 and 2017.

	As of September 30,
	2017	2016
Statutory Reserves	$72	$72
Total Restricted Net Assets	$72	$72
Consolidated Net Assets	$32,874	$21,894
Restricted Net Assets as Percentage of Consolidated Net Assets	0.22%	0.33%

Total restricted net assets accounted for approximately 0.22% of our consolidated net assets as of September 30, 2017. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves and have reached the maximum amount that could be appropriated, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $0.7 million and $0.3 million in the six months ended September 30, 2017 and 2016, respectively, that were used to purchase equipment and increase production capacity. Additions in plant and machinery totaled approximately $452,000 and $41,000 for the six months ended September 30, 2017 and 2016, respectively, and additions to leasehold improvements totaled approximately $116,000 and $198,000 in the six months ended September 30, 2017 and 2016, respectively.

In 2015, we commenced a project to build a 450 square meter workshop in the Tafilah Governorate of Jordan, which will primarily be used as a sewing workshop for Jerash Garments. This project is expected to cost $180,000 to construct and is expected to be completed before the end of the calendar year 2017.

We projected that there will be an aggregate of approximately $3.1 million of capital expenditures in 2018 and 2019 for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from our subsidiaries’ operations to fund our capital commitments in the past and anticipate using such funds and proceeds received from our private placement to fund capital expenditure commitments in the future.

Off-balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our consolidated financial statements.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted by the United States of America (“U.S. GAAP”), which require us to make judgments, estimates and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past three years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

We believe that the following accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition

Revenue from product sales is recognized, net of estimated provisions for sales allowances and returns, when the merchandise is shipped and title is transferred. Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); (ii) delivery of goods has occurred and risks and benefits of ownership have been transferred, which is when the goods are received by the customer at its designated location in accordance with the sales terms; (iii) the sales price is both fixed and determinable, and (iv) collectability is reasonably assured. Most of the Company’s products are custom-made for large brand-name retailers. Historically, sales returns have been minimal.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing with a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of September 30, 2017 and March 31, 2017.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018 using a prospective application. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018, which did not have a material impact to the unaudited condensed consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The Company does not expect the impact to be material to the consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Preliminarily, the Company plans to adopt Topic 606 using the retrospective transition method, and is continuing to evaluate the impact its pending adoption of Topic 606 will have on its consolidated financial statements. The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

In February 2016, the FASB issued ASU No. 2016-02, "Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 creates a new ASC 842 "Leases" to replace the previous ASC 840 "Leases." ASU 2016-02 affects both lessees and lessors, although for the latter the provisions are similar to the previous model, but updated to align with certain changes to the lessee model and also the new revenue recognition provisions contained in ASU 2014-09. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the adoption of this revised guidance on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During our financial statement audit for the year ended March 31, 2017 we identified a material weakness over our financial reporting. We identified that the Company lacks sufficient personnel with the appropriate level of knowledge, experience, and training in the application of U.S. GAAP for the preparation of the Company’s consolidated financial statements.

To remediate this material weakness, in May 2017 the Company hired an outside financial consultant to help in the preparation of financial statements and related disclosures in compliance with U.S. GAAP. In addition, the newly appointed U.S.-based Chief Financial Officer will oversee the entire accounting function. Although we believe that we have made significant progress, our efforts to date have not yet been sufficient to fully remediate such weakness.

Except as noted above, our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2017, have concluded that the Company’s disclosure controls and procedures are not effective as of that date until the material weaknesses described above are remediated.

Changes in Internal Control Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

JERASH HOLDINGS (US), INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following are factors that could have a significant impact on our operations and financial results and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements.

Risks Related to Our Business and Our Industry

We may require additional financing to fund our operations and capital expenditures.

On December 14, 2016, we paid a dividend in an amount equal to $5,307,500 to our shareholders. As of September 30, 2017, we had cash and cash equivalents of approximately $4.9 million and restricted cash of approximately $3.5 million. There can be no assurance that our available cash, together with resources from our operations, will be sufficient to fund our operations and capital expenditures. In addition, our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources. Treasure Success has entered into a secured credit facility with HSBC for up to a minimum of $20,000,000 (the “Secured Credit Facility”) to finance the working capital needs of the Company. Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with HSBC. In addition, pursuant to an offer letter dated June 5, 2017, HSBC has agreed to provide Treasure Success with a $12,000,000 invoice discounting/factoring facility. On August 21, 2017, Treasure Success and HSBC entered into the Factoring Agreement. In addition, we may be required to seek additional debt or equity financing in order to support our growing operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders. If we cannot obtain additional financing, we may not be able to achieve our desired sales growth, and our results of operations would be negatively affected.

Defaults under the Secured Credit Facility could result in a foreclosure on our assets by our lender which may result in a loss of your investment.

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with HSBC. In addition, pursuant to an offer letter dated June 5, 2017, HSBC has agreed to provide Treasure Success with a $12,000,000 invoice discounting/factoring facility. On August 21, 2017, Treasure Success and HSBC entered into the Factoring Agreement. These facilities are guaranteed by us and Jerash Garments, as well as by our significant stockholders Mr. Choi Lin Hung and Mr. Ng Tsze Lun, whose interests may differ from the other stockholders of the Company as a result of their personal guarantees. These facilities are collateralized by a blanket security interest and include various financial and other covenants. If in the future we default under our facilities, our lender could, among other things, declare our debt to be immediately due and payable. If this were to occur, we would be unable to repay our bank debt in full unless we could sell sufficient assets or obtain new financing through a replacement credit facility or equity transaction. If a new credit facility could be obtained, it is likely that it would have higher interest rates and impose significant additional restrictions and requirements on us. New securities issuances would dilute your stock ownership. There is no assurance that we would be able to obtain a waiver or amendment from our lender or obtain replacement debt financing or issue sufficient equity securities to refinance these facilities. If we are unable to pay off the facility, our lender could foreclose on our assets, which may result in a loss of your investment.

We rely on one key customer for substantially all of our revenue. We cannot assure you that this customer or any other customer will continue to buy our products in the same volumes or on the same terms.

Our sales to VF Corporation, directly and indirectly, accounted for approximately 85% of our total sales in the fiscal year ended March 31, 2016, which we refer to as “fiscal 2016”, approximately 79% of our total sales in the fiscal year ended March 31, 2017, which we refer to as “fiscal 2017,” and 84% of our total sales during the first six months of the year ended March 31, 2018, which we refer to as “fiscal 2018.” We are considered the primary obligor in the arrangement, which still had the right to determine the price, to change the product, and bears credit inventory and risk etc. Therefore, we present the sales and related manufacturing activities at a gross basis.

We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes. It is through these sample development and approval processes that we and VF Corporation agree to the purchase and manufacture of the garments in question. From April 1, 2017 to November 10, 2017, VF Corporation issued approximately 4,000 purchase orders to us in amounts ranging from approximately $8 to $570,000.

We cannot assure you that our end customers will continue to buy our products at all or in the same volumes or on the same terms as they have in the past. The failure of VF Corporation to continue to buy our products in the same volumes and on the same terms as in the past may significantly reduce our sales and our earnings. In addition, we cannot assure you that we will be able to attract new customers.

A material decrease in the quantity of sales made to our principal customers, a material adverse change in the terms of such sales or a material adverse change in the financial condition of our principal customers could significantly reduce our sales and our earnings.

We cannot assure you that VF Corporation will continue to purchase our merchandise at the same historical rate, or at all, in the future. In addition, because of our reliance on VF Corporation as our key customer and their bargaining power with us, VF Corporation has the ability to exert significant control over our business decisions, including prices.

Any adverse change in our relationship with VF Corporation and its The North Face brand, or with their strategies or reputation, would have a material adverse effect on our results of operations.

Substantially all of our products are sold under The North Face brand that is owned by VF Corporation. Any adverse change in our relationship with VF Corporation would have a material adverse effect on our results of operations. In addition, our sales of those products could be materially and adversely affected if the public image, reputation or popularity of either VF Corporation or The North Face brand were to be negatively impacted.

We have historically depended on a related party for substantially all of our sales.

Until August 2016, substantially all of our sales were made to a related party, Ford Glory International Limited (“Ford Glory”), who then sold our products to the end customers. Ford Glory is 49% owned by Mr. Choi Lin Hung, our director and a significant stockholder, through his wholly-owned entity Merlotte Enterprise Limited (“Merlotte”). Pursuant to the terms of a sale and purchase agreement dated July 13, 2016 between Lee Kian Tjiauw, a significant stockholder of ours, and Victory City Investments Limited (“Victory City”), which at that time was the ultimate 51% shareholder of our predecessor entity, Global Trend (the “Sale and Purchase Agreement”), Victory City sold its 51% interest in RS International Holdings Limited, an investment holding company, to Mr. Lee. Pursuant to the Sale and Purchase Agreement, and effective August 1, 2016, all rights, interests and benefits of any contracts entered into with or sale/purchase orders made by any subsidiary of Victory City International Holdings Limited, the parent of Victory City, on or prior to August 1, 2016 in respect of the sale and purchase of garment products manufactured or to be manufactured by the Company or one of our subsidiaries, together with the costs and obligations relating to those contracts, were transferred to the relevant subsidiary. Thereafter, we began conducting business directly with the end customers and no longer through our affiliate, Ford Glory. Following August 1, 2016, there was a transition period for orders placed directly with Ford Glory. For the fiscal year ended March 31, 2017 and for the first six months of fiscal 2018, approximately 37.6% and 0%, respectively, of our net sales were made to Ford Glory, who then sold our products to the end customers. Approximately 52.6% and 86.3% of our net sales for the fiscal year ended March 31, 2017 and for the first six months of fiscal 2018, respectively, were made directly to end customers with the support of Ford Glory.

For sales orders received before customers successfully changed their vendor registrations to issue orders directly to the Company, the Company actually fulfilled the order for customers, including inventory purchases and manufacturing. As customers have almost entirely started to issue sales orders directly to the Company, support from Ford Glory will continue to fade in the coming quarters. We no longer rely on Ford Glory to receive sales order for us, and we intend in the future to continue to sell all of our products directly to the end customers for our products, and our merchandising personnel now receive orders directly from the end customers through our wholly-owned subsidiaries, Treasure Success and Jerash Garments. While we intend in the future to continue to sell our products directly to the end customers, there can be no guaranty that we will effectively make such a transition or that the end customers will continue to purchase merchandise from us at the same rate as they have historically purchased from Ford Glory, or at all. In addition, if Ford Glory withdrew their support from our business, the associated loss of sales would significantly decrease our revenues and adversely affect our results of operations to the point that we might be forced to cease operations.

Because we depend on related parties as suppliers, we may not be able to obtain materials when we need them and we may lose sales and customers.

For the fiscal year ended March 31, 2017 and for the first six months of fiscal 2018, we purchased approximately 13% and 5%, and 0% and 0%, respectively, of our raw materials from two major suppliers that are considered our related parties, Value Plus (Macao Commercial Offshore) Limited (“Value Plus”) and Ford Glory. Value Plus and Ford Glory are each 49% owned by Mr. Choi Lin Hung, our director and a significant stockholder in us through his wholly-owned entity Merlotte.

Historically, we have purchased these raw materials directly from our related party suppliers, who in turn purchased those raw materials from the approved suppliers for our end customers. We have not entered into any contracts with our related party suppliers. While we intend in the future to continue to purchase raw materials directly from the approved suppliers for our products, there can be no guaranty that we will effectively make such a transition. Shortages or disruptions in the supply of materials from our related party suppliers, or our inability to procure materials from alternate sources at acceptable prices in a timely manner, could lead us to miss deadlines for orders and lose sales and customers.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

We are required to comply with the laws, regulations, requirements and certain corporate governance provisions under the Exchange Act and the Sarbanes-Oxley Act. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management, and will significantly increase our costs and expenses and will make some activities more time-consuming and costly. As part of our transition to becoming a reporting company, we will need to continue or begin:

•	instituting a more comprehensive compliance function;

•	preparing and distributing periodic and current reports under the federal securities laws;

•	establishing new internal policies, such as those related to insider trading; and

•	involving and retaining outside counsel and accountants to a greater degree than before we became a reporting company.

Our ongoing compliance efforts will increase general and administrative expenses and may divert management’s time and attention from the development of our business, which may adversely affect our financial condition and results of operations. We estimate that we may incur approximately $735,000 in costs during the fiscal years ending March 31, 2018 and 2019 in connection with becoming a public company and transitioning to being a reporting company.

We may have conflicts of interest with our affiliates and related parties, and in the past we have engaged in transactions and entered into agreements with affiliates that were not negotiated at arms’ length.

We have engaged, and may in the future engage, in transactions with affiliates and other related parties. These transactions may not have been on terms as favorable to us as could have been obtained from non-affiliated persons. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms as favorable as would be charged by others, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties. Through his wholly-owned entity Merlotte, Mr. Choi Lin Hung, our director and a significant stockholder, has an indirect ownership interest in certain of the companies, including Ford Glory and Value Plus, with which we have, or in the future may have, such agreements or arrangements. In addition, we have entered into agreements with Victory Apparel, which is wholly-owned by Mr. Choi Lin Hung and Mr. Lee Kian Tjiauw, a significant stockholder. Our majority stockholders may economically benefit from our arrangements with related parties.

If we lose our larger brand and retail nominations or end customers, or the customers fail to purchase our products at anticipated levels, our sales and operating results will be adversely affected.

Our results of operations depend to a significant extent upon the commercial success of our larger brand nominations and end customers. If we lose our significant brand nominations, our end customers fail to purchase our products at anticipated levels, or our relationship with these customers or the brands and retailers they serve diminishes, it may have an adverse effect on our results and we may lose a primary source of revenue. In addition, we may not be able to recoup development and inventory costs associated with these customers and we may not be able to collect our receivables from them, which would negatively impact our financial condition and results of operations.

If the market share of our customers declines, our sales and earnings may decline.

Our sales can be adversely affected in the event that our direct and indirect end customers do not successfully compete in the markets in which they operate. In the event that the sales of one of our major end customers decline for any reason, regardless of whether it is related to us or to our products, our sales to that customer may also decline, which could reduce our overall sales and our earnings.

We are dependent on a single product segment comprised of a limited number of products.

Presently, our product offering is limited primarily to outerwear from knitted fabric. A shift in demand from such products may reduce the growth of new business for our products, as well as reduce existing business in those products. If demand in outerwear made from knitted fabric were to decline, we may endeavor to expand or transition our product offerings to other segments of the clothing retail industry. There can be no assurance that we would be able to successfully make such an expansion or transition, or that our sales and margins would not decline in the event we made such an expansion or transition.

Our direct and indirect end customers are in the clothing retail industry, which is subject to substantial cyclical variations and could have a material adverse effect on our results of operations.

Our direct and indirect end customers are in the clothing retail industry, which is subject to substantial cyclical variations and is strongly affected by any downturn or slowdown in the general economy.  Factors in the clothing retail industry that may influence our operating results from quarter to quarter include:

●	the volume and timing of customer orders we receive during the quarter;

●	the timing and magnitude of our customers’ marketing campaigns;

●	the loss or addition of a major customer or of a major retailer nomination;

●	the availability and pricing of materials for our products;

●	the increased expenses incurred in connection with introducing new products;

●	currency fluctuations;

●	political factors that may affect the expected flow of commerce; and

●	delays caused by third parties.

In addition, uncertainty over future economic prospects could have a material adverse effect on our results of operations. Many factors affect the level of consumer spending in the clothing retail industry, including, among others:

●	general business conditions;

●	interest rates;

●	the availability of consumer credit;

●	taxation; and

●	consumer confidence in future economic conditions.

Consumer purchases of discretionary items, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. Consequently, our customers may have larger inventories of our products than expected, and to compensate for any downturn they may reduce the size of their orders, change the payment terms, limit their purchases to a lower price range and try to change their purchase terms, all of which may have a material adverse effect on our financial condition and results of operations.

The clothing retail industry is subject to changes in fashion preferences. If our customers misjudge a fashion trend or the price which consumers are willing to pay for our products, our revenues could be adversely affected.

The clothing retail industry is subject to changes in fashion preferences. We design and manufacture products based on our end customers’ judgment as to what products will appeal to consumers and what price consumers would be willing to pay for our products. Our end customers may not be successful in accurately anticipating consumer preferences and the prices that consumers would be willing to pay for our products. Our revenues will be reduced if our end customers are not successful, particularly if our end customers reduce the volume of their purchases from us or require us to reduce the prices at which we sell our products.

If we experience product quality or late delivery problems, or if we experience financial problems, our business will be negatively affected.

We may from time to time experience difficulties in making timely delivery of products of acceptable quality. Such difficulties may result in cancellation of orders, customer refusal to accept deliveries or reductions in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will not experience difficulties with manufacturing our products.

We face intense competition in the worldwide apparel manufacturing industry.

We compete directly with a number of manufacturers of sport and outerwear from knitted fabric. Some of these manufacturers have a lower cost base than us, longer operating histories, larger customer bases, greater geographical proximity to customers and greater financial and marketing resources than we do. Increased competition, direct or indirect, could reduce our revenues and profitability through pricing pressure, loss of market share and other factors. We cannot assure you that we will be able to compete successfully with existing or new competitors, as the market for our products evolves and the level of competition increases. We believe that our business will depend upon our ability to provide apparel products of good quality and meeting our customers’ pricing and delivery requirements, as well as our ability to maintain relationships with our major customers. There can be no assurance that we will be successful in this regard.

In addition, our customers operate in an intensely competitive retail environment. In the event that any of our customers’ sales decline for any reason, whether or not related to us or to our products, our sales to such customers could be materially reduced, which will have a negative impact on our financial condition and results of operations.

We have experienced material weaknesses in our internal control over financial reporting. If we fail to establish and maintain a system of disclosure controls and procedures and an effective system of internal control over financial reporting, we may not be able to accurately and timely disclose information about us and our financial results or prevent fraud. Any inability to accurately and timely disclose information and financial results could harm our business and reputation and cause the value of our securities to decline.

A system of disclosure controls and procedures is necessary to ensure that information about us and our financial results is recorded, processed, summarized and reported in an accurate and timely fashion. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot disclose required information or provide reliable financial reports, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. Our independent registered public accounting firm has identified that we have a material weakness because we lack sufficient personnel with an appropriate level of knowledge of U.S. GAAP and financial reporting. Although we have taken certain steps to address this deficiency, we continue to have a material weakness and continue to determine how best to change our current system and implement a more effective system. There can be no assurance that implementing any of these changes will be completed in a timely manner or that they will be adequate once implemented.

Our results of operations are subject to fluctuations in currency exchange rates.

Exchange rate fluctuations between the U.S. dollar and the Jordanian dinar or Hong Kong dollar, as well as inflation in Jordan or Hong Kong, may negatively affect our earnings. A substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars. However, a significant portion of the expenses associated with our Jordanian or Hong Kong operations, including personnel and facilities-related expenses, are incurred in Jordanian dinar or Hong Kong dollars, respectively. Consequently, inflation in Jordan or Hong Kong will have the effect of increasing the dollar cost of our operations in Jordan and Hong Kong, respectively, unless it is offset on a timely basis by a devaluation of the Jordanian dinar or Hong Kong dollar, as applicable, relative to the U.S. dollar. We cannot predict any future trends in the rate of inflation in Jordan or Hong Kong or the rate of devaluation of the Jordanian dinar or Hong Kong dollar, as applicable, against the U.S. dollar. In addition, we are exposed to the risk of fluctuation in the value of the Jordanian dinar and Hong Kong dollar vis-a-vis the U.S. dollar. There can be no assurance that the Jordanian dinar and Hong Kong dollar will remain effectively pegged to the U.S. dollar. Any significant appreciation of the Jordanian dinar or Hong Kong dollar against the U.S. dollar would cause an increase in our Jordanian dinar or Hong Kong dollar expenses, as applicable, as recorded in our U.S. dollar denominated financial reports, even though the expenses denominated in Jordanian dinar or Hong Kong dollars, as applicable, will remain unchanged. In addition, exchange rate fluctuations in currency exchange rates in countries other than Jordan where we operate and do business may also negatively affect our earnings.

We are subject to the risks of doing business abroad.

All of our products are manufactured outside the United States, at our subsidiaries’ production facilities in Jordan. Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries) and other factors which could have an adverse effect on our business. In addition, we may be subject to risks associated with the availability of and time required for the transportation of products from foreign countries. The occurrence of certain of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet delivery requirements would have a severe adverse impact on our results of operations and could have an adverse effect on our relationships with our customers.

Our ability to benefit from the lower labor costs in Jordan will depend on the political, social and economic stability of Jordan and in the Middle East in general. We cannot assure you that the political, economic or social situation in Jordan or in the Middle East in general will not have a material adverse effect on our operations, especially in light of the potential for hostilities in the Middle East. The success of the production facilities also will depend on the quality of the workmanship of laborers and our ability to maintain good relations with such laborers in these countries. We cannot guarantee that our operations in Jordan or any new locations outside of Jordan will be cost-efficient or successful.

Our business could suffer if we violate labor laws or fail to conform to generally accepted labor standards or the ethical standards of our end customers.

We are subject to labor laws issued by the Jordanian Ministry of Labor for our facilities in Jordan. In addition, many of our end customers require their manufacturing suppliers to meet their standards for working conditions and other matters. If we violate applicable labor laws or generally accepted labor standards or the ethical standards of our end customers by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate our factories in compliance with local safety regulations, or diverging from other labor practices generally accepted as ethical, we could suffer a loss of sales or customers. In addition, such actions could result in negative publicity and may damage our reputation and discourage retail customers and consumers from buying our products.

Our products may not comply with various industry and governmental regulations and our customers may incur losses in their products or operations as a consequence of our non-compliance.

Our products are produced under strict supervision and controls to ensure that all materials and manufacturing processes comply with the industry and governmental regulations governing the markets in which these products are sold. However, if our controls fail to detect or prevent non-compliant materials from entering the manufacturing process, our products could cause damages to our customers’ products or processes and could also result in fines being incurred. The possible damages, replacement costs and fines could significantly exceed the value of our products and these risks may not be covered by our insurance policies.

We depend on our suppliers for machinery and maintenance of machinery. We may experience delays or additional costs satisfying our production requirements due to our reliance on these suppliers.

We purchase machinery and equipment used in our manufacturing process from third party suppliers. If our suppliers are not able to provide us with maintenance, additional machinery or equipment as needed, we might not be able to maintain or increase our production to meet any demand for our products, which would negatively impact our financial condition and results of operations.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our operating subsidiaries to meet our obligations. The deterioration of income from, or other available assets of, our operating subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us, which in turn could adversely affect our financial condition and results of operations.

Periods of sustained economic adversity and uncertainty could negatively affect our business, results of operations and financial condition.

Disruptions in the financial markets, such as what occurred in the global markets in 2008, may adversely impact the availability and cost of credit for our customers and prospective customers, which could result in the delay or cancellation of customer purchases. In addition, disruptions in the financial markets may have an adverse impact on regional and world economies and credit markets, which could negatively impact the availability and cost of capital for us and our customers. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our services or products, or their ability to pay for our services after purchase. These conditions could result in bankruptcy or insolvency for some customers, which would impact our revenue and cash collections. These conditions could also result in pricing pressure and less favorable financial terms to us and our ability to access capital to fund our operations.

Risks Related to Operations in Jordan

We are affected by conditions to, and possible reduction of, free trade agreements.

We benefit from exemptions from customs duties and import quotas due to our location in Al Tajamouat Industrial City, a Qualifying Industrial Zone in Amman, Jordan, and the free trade agreements with the United States. Qualifying Industrial Zones (“QIZ”) are industrial parks that house manufacturing operations in Jordan and Egypt. They are special free trade zones established in collaboration with Israel to take advantage of the free trade agreements between the United States and Israel. Under the trade agreement between Jordan and the U.S., goods produced in QIZ areas can directly access U.S. markets without tariff or quota restrictions if they satisfy certain criteria. If there is a change in such benefits or if any such agreements were terminated, our profitability may be reduced.

It is uncertain what impact Donald Trump’s victory in the U.S. presidential election will have on trade agreements and tariffs and duties in the United States. As a candidate, President Trump espoused antipathy towards existing and proposed trade agreements, called for greater restrictions on free trade generally and significant increases on tariffs on good imported into the United States. It remains unclear what specifically President Trump would or would not do with respect to such trade agreements, tariffs and duties. If President Trump takes action or publicly speaks out about the need to terminate or re-negotiate existing free trade agreements, or in favor of restricting free trade or increasing tariffs and duties, such actions may adversely affect our sales and have a material adverse impact on our business, results of operations and cash flows.

Our results of operations would be materially and adversely affected in the event we are unable to operate our principal production facilities in Amman, Jordan.

All of our manufacturing process is performed in a complex of production facilities located in Amman, the capital of Jordan. We have no effective back-up for these operations and, in the event that we are unable to use the production facilities located in Amman, Jordan as a result of damage or for any other reason, our ability to manufacture a major portion of our products and our relationships with customers could be significantly impaired, which would materially and adversely affect our results of operation.

Our operations in Jordan may be adversely affected by social and political uncertainties or change, military activity, health-related risks or acts of terrorism.

From time to time Jordan has experienced instances of civil unrest, terrorism and hostilities among neighboring countries, including Syria and Israel. A peace agreement between Israel and Jordan was signed in 1994. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Jordanian economy and our operations by disrupting operations and communications and making travel within Jordan more difficult and less desirable. Political or social tensions also could create a greater perception that investments in companies with Jordanian operations involve a high degree of risk, which could adversely affect the value of your investment. We do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars, which could subject us to significant financial losses. The realization of any of these risks could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

We may face interruption of production and services due to increased security measures in response to terrorism.

Our business depends on the free flow of products and services through the channels of commerce. In response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services may be slowed or stopped altogether. Extensive delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential delays. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities. The United States economy in general may be adversely affected by terrorist activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

We are subject to regulatory and political uncertainties in Jordan.

We conduct substantially all of our business and operations in Jordan. Consequently, government policies and regulations, including tax policies, in Jordan will impact our financial performance and the market price of our common stock.

Jordan is a constitutional monarchy, but the King holds wide executive and legislative powers. The ruling family has taken initiatives that support the economic growth of the country. However, there is no assurance that such initiatives will be successful or will continue. The rate of economic liberalization could change, and specific laws and policies affecting manufacturing companies, foreign investments, currency exchange rates and other matters affecting investments in Jordan could change as well. A significant change in Jordan’s economic policy or any social or political uncertainties could adversely affect business and economic conditions in Jordan generally and our business and prospects.

If we violate applicable anti-corruption laws or our internal policies designed to ensure ethical business practices, we could face financial penalties and reputational harm that would negatively impact our financial condition and results of operations.

We are subject to anti-corruption and anti-bribery laws in the United States and Jordan. Jordan’s reputation for potential corruption and the challenges presented by Jordan’s complex business environment, including high levels of bureaucracy, red tape, and vague regulations, may increase our risk of violating applicable anti-corruption laws. We face the risk that we, our employees or any third parties such as our sales agents and distributors that we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the Foreign Corrupt Practices Act of 1977 (“FCPA”). Any violation of the FCPA or any similar anti-corruption law or regulation could result in substantial fines, sanctions, civil or criminal penalties and curtailment of operations that might harm our business, financial condition or results of operations.

You may face difficulties in protecting your interests and exercising your rights as a stockholder of ours since we conduct substantially all of our operations in Jordan and all of our officers and directors reside outside of the United States.

All of our officers and directors reside outside the United States. Therefore, investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in any of these jurisdictions based upon U.S. laws, including the federal securities laws or other foreign laws against us, our officers and directors. Furthermore, we conduct substantially all of our operations in Jordan through our operating subsidiaries. Because the majority of our assets are located outside the United States, any judgment obtained in the United States against us or any of our directors and officers may not be collectible within the United States.

Risk Factors Relating to our Securities

There currently is no trading market for our securities and one may never develop.

There is currently no active trading market or public market for our securities and such a market, public or private, may not develop in the foreseeable future or ever and, if it does, such a market may not be sustained. There can be no assurance that a market maker will agree to file with the Financial Industry Regulatory Authority the documents necessary for us to apply for admission to quotation of our common stock on the OTCQB Market, nor can there be any assurance that such an application for quotation will be approved. If for any reason our securities are not approved for quotation on the OTCQB Market or a public trading market does not otherwise develop, our investors may have difficulty selling their shares. Accordingly, investors may bear the economic risk of an investment in our securities for an indefinite period of time.

Our majority stockholders will control the Company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Three of our stockholders beneficially own approximately 84.82% of our outstanding common stock. Therefore our other shareholders do not have any ability to exercise control over us, and such entities and individuals will have the ability, acting together, to elect all of our directors and to substantially influence the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Company, (ii) a sale of all or substantially all of our assets; and (iii) amendments to our corporate documents. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals.

Our shareholders’ ownership interest in us may be diluted by exercises of currently outstanding or committed warrants.

We have granted warrants to purchase up to 71,100 units to designees of the placement agent in connection with the private placement. Each unit consists of one share of our common stock and one warrant (with each such warrant being immediately exercisable for one-tenth (1/10th) of one share of common stock at an exercise price of $6.25 per share for a period of five years from the issuance date). The placement agent warrants are exercisable with respect to 48,600 units beginning on July 15, 2017 and expiring on May 15, 2022, 18,000 units beginning on October 18, 2017 and expiring on August 18, 2022, and 4,500 units beginning on November 27, 2017 expiring on September 27, 2022. The placement agent’s warrants are exercisable at a price per unit equal to $5.50. To the extent the placement agent exercises its warrants, our shareholder’ ownership interest in us will be diluted, which will reduce the value of an investment in us.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause the market price of our securities to decline.

We may issue additional securities in the future. We intend to establish an equity incentive plan (the “Plan”) and reserve a number of shares of common stock equal to ten percent of the total number of shares of common stock outstanding, for issuance to certain members of management and key employees of the Company pursuant to the Plan.

Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our stockholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

Our lack of experienced accounting staff may impact our ability to report our future financial results on a timely and accurate basis, and we need to retain the services of additional accountants and consultants with required accounting experience and expertise.

With the exception of our chief financial officer, our accounting and finance staff lacks depth and skill in the application of U.S. GAAP with respect to external financial reporting for Exchange Act reporting companies. We also do not have an audit committee or a member of our board of directors who would satisfy the definition of an audit committee financial expert. We intend to engage the services of additional accounting personnel and expert consultants to assist with our financial accounting and reporting requirements to develop our internal control over financial reporting and to produce timely financial reports. Until we do so, we may experience difficulty producing reliable and timely financial statements, which could cause investors to lose confidence in our reported financial information, reduce the value of an investment in us significantly, reduce the likelihood that we would be able to obtain additional financing on acceptable terms, and harm our business and financial condition.

We will not be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until the end of the second fiscal year reported on our second annual report on Form 10-K.

We will not be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until the end of the second fiscal year reported on our second annual report on Form 10-K. In addition, as a smaller reporting company, we will not be required to obtain an auditor attestation of management’s evaluation of internal controls over financial reporting once such internal controls are in place. As a result, we may fail to identify and remediate a material weakness or deficiency in our internal control over financial reporting, which may cause our financial statements and related disclosure to contain material misstatements and could cause delays in filing required financial statements and related reports. Furthermore, the process of designing and implementing internal controls over financial reporting may divert our internal resources and take a significant amount of time and expense to complete. The actual or perceived risk associated with our lack of internal controls could cause investors lose confidence in our reported financial information, which could negatively impact the value of an investment in us and cause us to be unable to obtain additional financing on acceptable terms or at all, which could cause harm to our business and financial condition.

Our common stock may be subject to the “penny stock” rules of the SEC, which could make transactions in our common stock more cumbersome and may reduce the value of your investment in our securities.

Rule 15g-9 under the Exchange Act defines a “penny stock” as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. To the extent a market develops for our common stock, there can be no assurance that our common stock will not be considered a penny stock. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

Due to the increased disclosure burden on brokers with respect to penny stocks, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and could depress the market value of our common stock, to the extent a market develops.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 15, 2017, we conducted the initial closing of a private placement for the sale of an aggregate of 540,000 shares of the Company’s common stock, par value $0.001 per share (“common stock”) and warrants exercisable for up to 54,000 shares of common stock to ten accredited investors. Fifty percent of the shares (270,000 shares) purchased in the initial closing were sold by one of our existing shareholders at $4.99 per share, and the Company issued and sold the remaining fifty percent of the shares (270,000 shares). Each share was sold together with one warrant in a unit, with each such warrant being immediately exercisable for one-tenth of one share of common stock. Accordingly, 540,000 five-year warrants were issued at $0.01 per warrant to purchase up to 54,000 shares of our common stock at an exercise price per full share equal to $6.25. We received net proceeds of $1,211,662 for the shares and warrants issued and sold in the initial closing of private placement.

On May 15, 2017, the Company issued warrants to the designees of the placement agent in the above private placement to purchase 48,600 units, with each unit consisting of one share of common stock and one warrant (with each such warrant being immediately exercisable for one-tenth of one share of common stock at an exercise price of $6.25 per share for a period of five years from the issuance date), at an exercise price of $5.50 per unit.

On May 15, 2017, the Company also issued a five-year warrant to purchase up to 50,000 shares of common stock pursuant to a letter agreement with one of its director observers. The warrant has an exercise price of $5.00 per share, and may be converted by means of “cashless” exercise during the term of the warrant. This warrant may be exercised any time after issuance through and including the five year anniversary of the issuance date.

On August 18, 2017, the Company and one of its shareholders sold 200,000 shares of common stock and warrants exercisable for up to 20,000 shares of common stock to one accredited investor. Fifty percent of the shares (100,000 shares) purchased in the closing were sold by one of the Company’s existing shareholders at $4.99 per share, and the Company issued the remaining fifty percent of the shares (100,000 shares). Each share was sold together with one warrant in a unit, with each such warrant being immediately exercisable for one-tenth of one share of common stock. 200,000 five-year warrants were issued at $0.01 per warrant to purchase up to 20,000 shares of common stock at an exercise price per full share equal to $6.25. We received net proceeds of $450,910 for the shares and warrants issued and sold in the closing of this private placement.

On September 27, 2017, the Company and one of its shareholders sold 50,000 shares of common stock and warrants exercisable for up to 5,000 shares of common stock to two accredited investors. Fifty percent of the shares (25,000 shares) purchased in the closing were sold by one of the Company’s shareholders at $4.99 per share, and the Company issued the remaining fifty percent of the shares (25,000 shares). Each share was sold together with one warrant in an unit, with each such warrant being immediately exercisable for one-tenth of one share of common stock. 50,000 five-year warrants were issued at $0.01 per warrant to purchase up to 5,000 shares of Jerash Holdings’ common stock at an exercise price per full share equal to $6.25. The Company received net proceeds of $110,179 for the shares and warrants issued and sold in the closing of this private placement.

Pursuant to the terms of an engagement letter between Maxim and us, Maxim received commissions on the proceeds raised in the private placement in the aggregate amount of $243,000 and warrants (the “Maxim Warrants”). Pursuant to the terms of the engagement letter, Maxim was entitled to, and did elect to, have the Maxim Warrants issued into the names of its affiliates. In connection with the private placements described above, we issued Maxim Warrants to purchase 71,100 units, with each unit consisting of one share of our common stock and one warrant (with each such warrant being immediately exercisable for one-tenth of one share of common stock at an exercise price of $6.25 per share for a period of five years from the issuance date), at an exercise price of $5.50 per unit.

Each of the above transactions was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) or Regulation D promulgated under the Securities Act. In reliance on this exemption, we considered the following:

•	The company did not engage in any general solicitation or advertising;
•	The investors are sophisticated in matters of finance and business;
•	The investors were given access to the type of information regarding the Company that would typically be included in a prospectus used in connection with an offering registered with the Securities and Exchange Commission; and
•	The investors have agreed to hold the securities for their own account, and not with a view to distribute the securities.

Use of Proceeds

On October 27, 2017, the SEC declared our Registration Statement on Form S-1 (File No. 333-218991) effective. Pursuant to that Registration Statement, the selling stockholders are selling up to 1,591,750 shares of common stock and up to 74,000 shares of common stock underlying warrants. We will not receive any proceeds from the sale of the common stock or warrants covered by this Registration Statement. However, we will receive proceeds from the exercise of the warrants if the warrants are exercised for cash. We intend to use those proceeds, if any, for general corporate purposes.

As of September 30, 2017, we had not received any proceeds from the sale of the common stock or warrants. There have been no material changes in the planned use of proceeds as described in the Registration Statement.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Location
2.1	Equity Contribution Agreement, dated as of May 11, 2017, by and among (i) Jerash Holdings (US), Inc., (ii) Merlotte Enterprises Limited, Lee Kian Tjiauw and Ng Tsze Lun, and (iii) Maxim Partners LLC, Dayspring Capital LLC, HSE Capital Partners, LLC, GH Global Enterprises, LLC and Asset Intelligence Limited	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017
2.2	Agreement and Plan of Merger, dated as of May 11, 2017, by and between Global Trend Investments Limited and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.1	Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.2	Certificate of Amendment to the Certificate of Incorporation, dated as of January 13, 2017	Incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.3	Certificate of Amendment to the Certificate of Incorporation, dated as of May 11, 2017	Incorporated herein by reference to Exhibit 3.3 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.4	Certificate of Merger, dated as of May 11, 2017	Incorporated herein by reference to Exhibit 3.4 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.5	Bylaws	Incorporated herein by reference to Exhibit 3.5 to the Company’s Form S-1, filed with the SEC on June 27, 2017
4.1	Form of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.1†	Securities Purchase Agreement, dated as of May 15, 2017, by and between Jerash Holdings (US), Inc., Lee Kian Tjiauw and the purchasers signatory thereto.	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 4 to the Company’s Form S-1, filed with the SEC on October 10, 2017
10.2†	Registration Rights Agreement, dated as of May 15, 2017, by and between Jerash Holdings (US), Inc. and the purchasers signatory thereto	Incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Form S-1, filed with the SEC on October 10, 2017
10.3	Form of Warrant	Incorporated herein by reference to Exhibit 10.3 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.4	Letter Agreement for Banking Facilities, dated as of May 29, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.4 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.5	Letter Agreement for Invoice Discounting / Factoring Agreement, dated as of June 5, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited, Choi Lin Hung, Ng Tsze Lun, Jerash Garments and Fashions Manufacturing Company Limited, and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.6+	Consulting Agreement, dated as of May 26, 2017, by and between Jerash Holdings (US), Inc., and LogiCore Strategies, LLC	Incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.7+	Unified Employment Agreement for Expatriate Staff in the Textile, Garment and Clothing Industry between Jerash Garments of Fashions Manufacturing Company Limited and Wei Yang dated as of January 5, 2017	Incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
10.8	Sale Agreement, dated as of March 31, 2006, by and between Jerash Garments and Fashions Manufacturing Company Limited and Victory Apparel (Jordan) Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
10.9	Dissolution of Agreement, dated as of June 30, 2016, between Jerash Garments and Fashions Manufacturing Company Limited and Victory Apparel (Jordan) Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
10.10	Rental Agreement, dated as of October 3, 2016, by and between Ford Glory International Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Form S-1, filed with the SEC on August 21, 2017
10.11	Guarantee of Mr. Choi Lin Hung and Mr. Ng Tsze Lun dated May 31, 2017	Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
10.12	Invoice Discounting/Factoring Agreement dated August 21, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

+	Indicates a management contract or compensatory plan, contract or arrangement.
†	Jerash Holdings (US), Inc. has requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(6) and 230.406.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2017	Jerash Holdings (US), Inc.

	By:	/s/ Richard J. Shaw
Richard J. Shaw
Chief Financial Officer (Principal Financial and Authorized Officer)

Index to Exhibits

Exhibit Number	Description	Location
2.1	Equity Contribution Agreement, dated as of May 11, 2017, by and among (i) Jerash Holdings (US), Inc., (ii) Merlotte Enterprises Limited, Lee Kian Tjiauw and Ng Tsze Lun, and (iii) Maxim Partners LLC, Dayspring Capital LLC, HSE Capital Partners, LLC, GH Global Enterprises, LLC and Asset Intelligence Limited	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017
2.2	Agreement and Plan of Merger, dated as of May 11, 2017, by and between Global Trend Investments Limited and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.1	Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.2	Certificate of Amendment to the Certificate of Incorporation, dated as of January 13, 2017	Incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.3	Certificate of Amendment to the Certificate of Incorporation, dated as of May 11, 2017	Incorporated herein by reference to Exhibit 3.3 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.4	Certificate of Merger, dated as of May 11, 2017	Incorporated herein by reference to Exhibit 3.4 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.5	Bylaws	Incorporated herein by reference to Exhibit 3.5 to the Company’s Form S-1, filed with the SEC on June 27, 2017
4.1	Form of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.1†	Securities Purchase Agreement, dated as of May 15, 2017, by and between Jerash Holdings (US), Inc., Lee Kian Tjiauw and the purchasers signatory thereto.	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 4 to the Company’s Form S-1, filed with the SEC on October 10, 2017
10.2†	Registration Rights Agreement, dated as of May 15, 2017, by and between Jerash Holdings (US), Inc. and the purchasers signatory thereto	Incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Form S-1, filed with the SEC on October 10, 2017
10.3	Form of Warrant	Incorporated herein by reference to Exhibit 10.3 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.4	Letter Agreement for Banking Facilities, dated as of May 29, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.4 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.5	Letter Agreement for Invoice Discounting / Factoring Agreement, dated as of June 5, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited, Choi Lin Hung, Ng Tsze Lun, Jerash Garments and Fashions Manufacturing Company Limited, and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.6+	Consulting Agreement, dated as of May 26, 2017, by and between Jerash Holdings (US), Inc., and LogiCore Strategies, LLC	Incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.7+	Unified Employment Agreement for Expatriate Staff in the Textile, Garment and Clothing Industry between Jerash Garments of Fashions Manufacturing Company Limited and Wei Yang dated as of January 5, 2017	Incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.8	Sale Agreement, dated as of March 31, 2006, by and between Jerash Garments and Fashions Manufacturing Company Limited and Victory Apparel (Jordan) Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
10.9	Dissolution of Agreement, dated as of June 30, 2016, between Jerash Garments and Fashions Manufacturing Company Limited and Victory Apparel (Jordan) Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
10.10	Rental Agreement, dated as of October 3, 2016, by and between Ford Glory International Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Form S-1, filed with the SEC on August 21, 2017
10.11	Guarantee of Mr. Choi Lin Hung and Mr. Ng Tsze Lun dated May 31, 2017	Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
10.12	Invoice Discounting/Factoring Agreement dated August 21, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

+	Indicates a management contract or compensatory plan, contract or arrangement.
†	Jerash Holdings (US), Inc. has requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(6) and 230.406.

