Form 10-Q/A
period 2017-09-30
Jerash Holdings (US), Inc.
filed 2017-12-14
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

(962) 6402-0640

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 14, 2017, there were outstanding 9,895,000 shares of common stock, par value $0.001 per share.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report for the fiscal quarter ended September 30, 2017 (the “Original 10-Q”) of Jerash Holdings (US), Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filed by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

Item 6.	Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Location
2.1	Equity Contribution Agreement, dated as of May 11, 2017, by and among (i) Jerash Holdings (US), Inc., (ii) Merlotte Enterprises Limited, Lee Kian Tjiauw and Ng Tsze Lun, and (iii) Maxim Partners LLC, Dayspring Capital LLC, HSE Capital Partners, LLC, GH Global Enterprises, LLC and Asset Intelligence Limited	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017
2.2	Agreement and Plan of Merger, dated as of May 11, 2017, by and between Global Trend Investments Limited and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.1	Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.2	Certificate of Amendment to the Certificate of Incorporation, dated as of January 13, 2017	Incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.3	Certificate of Amendment to the Certificate of Incorporation, dated as of May 11, 2017	Incorporated herein by reference to Exhibit 3.3 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.4	Certificate of Merger, dated as of May 11, 2017	Incorporated herein by reference to Exhibit 3.4 to the Company’s Form S-1, filed with the SEC on June 27, 2017
3.5	Bylaws	Incorporated herein by reference to Exhibit 3.5 to the Company’s Form S-1, filed with the SEC on June 27, 2017
4.1	Form of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.1†	Securities Purchase Agreement, dated as of May 15, 2017, by and between Jerash Holdings (US), Inc., Lee Kian Tjiauw and the purchasers signatory thereto.	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 4 to the Company’s Form S-1, filed with the SEC on October 10, 2017
10.2†	Registration Rights Agreement, dated as of May 15, 2017, by and between Jerash Holdings (US), Inc. and the purchasers signatory thereto	Incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Form S-1, filed with the SEC on October 10, 2017
10.3	Form of Warrant	Incorporated herein by reference to Exhibit 10.3 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.4	Letter Agreement for Banking Facilities, dated as of May 29, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.4 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.5	Letter Agreement for Invoice Discounting / Factoring Agreement, dated as of June 5, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited, Choi Lin Hung, Ng Tsze Lun, Jerash Garments and Fashions Manufacturing Company Limited, and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.6+	Consulting Agreement, dated as of May 26, 2017, by and between Jerash Holdings (US), Inc., and LogiCore Strategies, LLC	Incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1, filed with the SEC on June 27, 2017
10.7+	Unified Employment Agreement for Expatriate Staff in the Textile, Garment and Clothing Industry between Jerash Garments of Fashions Manufacturing Company Limited and Wei Yang dated as of January 5, 2017	Incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
10.8	Sale Agreement, dated as of March 31, 2006, by and between Jerash Garments and Fashions Manufacturing Company Limited and Victory Apparel (Jordan) Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
10.9	Dissolution of Agreement, dated as of June 30, 2016, between Jerash Garments and Fashions Manufacturing Company Limited and Victory Apparel (Jordan) Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
10.10	Rental Agreement, dated as of October 3, 2016, by and between Ford Glory International Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Form S-1, filed with the SEC on August 21, 2017
10.11	Guarantee of Mr. Choi Lin Hung and Mr. Ng Tsze Lun dated May 31, 2017	Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
10.12	Invoice Discounting/Factoring Agreement dated August 21, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed with the Company’s Form 10-Q for the period ended September 30, 2017, which was filed with the SEC on November 15, 2017.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed with the Company’s Form 10-Q for the period ended September 30, 2017, which was filed with the SEC on November 15, 2017.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed with the Company’s Form 10-Q for the period ended September 30, 2017, which was filed with the SEC on November 15, 2017.
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously filed with the Company’s Form 10-Q for the period ended September 30, 2017, which was filed with the SEC on November 15, 2017.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

+	Indicates a management contract or compensatory plan, contract or arrangement.
†	Jerash Holdings (US), Inc. has requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(6) and 230.406.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: December 14, 2017	Jerash Holdings (US), Inc.

	By:	/s/ Richard J. Shaw
Richard J. Shaw
Chief Financial Officer (Principal Financial and Authorized Officer)