Form 10-Q
period 2017-12-31
Jerash Holdings (US), Inc.
filed 2018-02-09
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-218991

Jerash Holdings (US), Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4701719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jerash Holdings (US), Inc.

147 W. 35th Street, Room #1603

New York, New York 10001

(Registrant’s telephone number, including area code)

(212) 575-9085

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 9, 2018, there were outstanding 9,895,000 shares of common stock, par value $0.001 per share.

Jerash Holdings (US), Inc.

Form 10-Q

For the Third Quarter and Nine Months Ended December 31, 2017

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2017	2017

ASSETS
Current Assets:
Cash	$14,345,454	$3,654,373
Accounts receivable	6,755,128	2,776,314
Accounts receivable - related party	90,751	2,343,892
Other receivable - related party	-	336,746
Due from shareholders	-	692,500
Inventories	6,721,888	19,151,609
Advance to suppliers	3,363,783	-
Prepaid expenses and other current assets	1,206,103	1,303,230
Total Current Assets	32,483,107	30,258,664

Restricted cash	3,472,374	478,388
Property, plant and equipment, net	2,988,418	3,160,242
Total Assets	$38,943,899	$33,897,294

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$947,655	$-
Accounts payable	1,472,041	10,253,053
Accrued expenses	534,148	464,476
Other payables	962,531	1,161,975
Total Current Liabilities	3,916,375	11,879,504

Total Liabilities	3,916,375	11,879,504

Commitments and Contingencies

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 15,000,000 shares authorized; 9,895,000 shares and 8,787,500 shares issued and outstanding as of December 31, 2017 and March 31, 2017.	9,895	8,788
Additional paid-in capital	2,742,158	1,091,212
Statutory reserve	71,699	71,699
Retained earnings	31,928,688	20,537,889
Accumulated other comprehensive loss	(38,378)	(8,395)
Total Shareholder's Equity	34,714,062	21,701,193

Noncontrolling interest	313,462	316,597
Total Equity	35,027,524	22,017,790

Total Liabilities and Equity	$38,943,899	$33,897,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016

Revenue, net from related party	$-	$-	$-	$23,350,919
Revenue, net from third parties	11,543,763	12,615,762	60,443,400	26,517,719
Revenue, net	11,543,763	12,615,762	60,443,400	49,868,638
Cost of goods sold	7,791,407	8,873,825	44,623,660	38,672,902
Gross Profit	3,752,356	3,741,937	15,819,740	11,195,736

Selling, general and administrative expenses	1,557,449	1,347,946	4,433,102	3,294,057
Total Operating Expenses	1,557,449	1,347,946	4,433,102	3,294,057

Income from Operations	2,194,907	2,393,991	11,386,638	7,901,679

Other Expense (Income):
Other expense (income), net	(12,244)	4,032	(1,316)	28,463
Total other expense (income), net	(12,244)	4,032	(1,316)	28,463

Net Income	2,207,151	2,389,959	11,387,954	7,873,216

Net loss attributable to noncontrolling interest	26	8,929	2,845	32,016
Net income attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$2,207,177	$2,398,888	$11,390,799	$7,905,232

Net Income	$2,207,151	$2,389,959	$11,387,954	$7,873,216
Other Comprehensive Income (Loss):
Foreign currency translation loss	(53,817)	(14,659)	(30,273)	(54,065)
Total Comprehensive Income	2,153,334	2,375,300	11,357,681	7,819,151
Comprehensive loss attributable to noncontrolling interest	515	9,846	3,135	33,746
Comprehensive Income Attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$2,153,849	$2,385,146	$11,360,816	$7,852,897

Earnings Per Share Attributable to Common Shareholders:
Basic and diluted	$0.23	$0.27	$1.18	$0.90

Weighted Average Number of Shares:
Basic and diluted	9,683,500	8,787,500	9,683,500	8,787,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity
Balance at March 31, 2017	-	$-	8,787,500	$8,788	$1,091,212	$71,699	$20,537,889	$(8,395)	$316,597	$22,017,790

Reverse recapitalization	-	-	712,500	712	288	-	-	-	-	1,000
Private placement - common stock and warrants issued, net of stock issuance costs of $444,475	-	-	395,000	395	1,534,080	-	-	-	-	1,534,475
Stock-based compensation expense for the warrant issued to the board observer	-	-	-	-	116,578	-	-	-	-	116,578
Net income (loss)	-	-	-	-	-	-	11,390,799	-	(2,845)	11,387,954
Foreign currency translation loss	-	-	-	-	-	-	-	(29,983)	(290)	(30,273)

Balance at December 31, 2017 (unaudited)	-	$-	9,895,000	$9,895	$2,742,158	$71,699	$31,928,688	$(38,378)	$313,462	$35,027,524

Balance at March 31, 2016	-	$-	8,787,500	$8,788	$1,091,212	$71,699	$15,153,000	$30,686	$362,102	$16,717,487

Net income (loss)	-	-	-	-	-	-	7,905,232	-	(32,016)	7,873,216
Dividend Distribution							(5,307,500)			(5,307,500)
Foreign currency translation loss	-	-	-	-	-	-	-	(52,335)	(1,730)	(54,065)

Balance at December 31, 2016 (unaudited)	-	$-	8,787,500	$8,788	$1,091,212	$71,699	$17,750,732	$(21,649)	$328,356	$19,229,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,387,954	$7,873,216
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	899,277	1,034,414
Stock-based compensation expense	116,578	-
Changes in operating assets:
Accounts receivable	(3,983,634)	(9,020,668)
Accounts receivable - related party	2,252,257	-
Inventories	12,419,117	8,063,746
Advance to suppliers	(3,604,797)	-
Prepaid expenses and other current assets	95,979	(113,561)
Changes in operating liabilities:
Accounts payable	(8,776,539)	5,298,243
Accounts payable - related parties	-	(5,852,302)
Accrued expenses	70,138	(22,793)
Due to related parties	-	(344,696)
Other payables	(198,487)	(370,503)
Net cash provided by operating activities	10,677,843	6,545,096

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(730,269)	(373,055)
Other receivable - related party	336,746	-
Net cash used in investing activities	(393,523)	(373,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distribution		(5,307,500)
Proceeds from short-term loan	948,193	-
Due from shareholders	692,500	(692,500)
Change in restricted cash	(2,996,128)	-
Net proceeds from private placement	1,772,845	-
Net cash provided by (used in) investing activities	417,410	(6,000,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,649)	11,041

NET INCREASE IN CASH	10,691,081	183,082

CASH, BEGINNING OF THE PERIOD	3,654,373	2,823,974

CASH, END OF THE PERIOD	$14,345,454	$3,007,056

Non-cash financing activities
Warrants issued to placement agent in connection with the private placement	$161,926	$-
Prepaid stock issuance cost netted with proceeds from private placement	$239,105	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Jerash Garments is a wholly owned subsidiary of Jerash Holdings and was the wholly owned subsidiary of GTI prior to the Merger described below. Jerash Garments was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”) as a limited liability company on November 26, 2000 with declared capital of 50,000 Jordanian Dinar (“JOD”) (approximately US $70,500).

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

Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”) was incorporated as a limited liability company in Amman, Jordan on September 18, 2005 with declared capital of JOD 50,000, as a wholly owned subsidiary of WCL. Jerash Garments is the sole user of the land, building and equipment being held by Victory Apparel and had a lease agreement with Victory Apparel related to the use of these assets before GTI and its subsidiaries were acquired by WCL in March 2012. The land and building were not registered in Victory Apparel’s name, and Jerash Garments continued to hold the land and building in its name in trust for Victory Apparel. The declaration of trust was never registered with the Land Registry of Jordan, and on June 30, 2016, Victory Apparel and Jerash Garments dissolved the sale agreement, resulting in the property and equipment being owned free and clear by Jerash Garments. Victory Apparel has no other operating activities of its own and WCL intends to dissolve the entity.

Although Jerash Garments does not own the equity interest of Victory Apparel, our president, director and significant shareholder, Mr. Choi, is also a director of Victory Apparel and controls all decision-making for Victory Apparel along with our other significant shareholder, Mr. Lee Kian Tjiauw, who has the ability to control Victory Apparel’s financial affairs. In addition, Victory Apparel's equity at risk is not sufficient to permit it to operate without additional subordinated financial support from Mr. Choi. Based on these facts, we concluded that Jerash Garments has effective control over Victory Apparel due to Mr. Choi’s roles at both organizations, and therefore, Victory Apparel is considered a Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”) 810-10-05-08A. Accordingly, Jerash Garments consolidates Victory Apparel’s operating results, assets and liabilities.

Treasure Success International Limited (“Treasure Success”) was incorporated on July 5, 2016 in Hong Kong, China, whose 100% equity interest was registered under the name of the Chairman of the Board of Jerash Garments, with the primary purpose to employ staff from China to support Jerash Garments' operations. On October 31, 2016, the Chairman of the Board of Jerash Garments transferred his 100% equity interest in Treasure Success to GTI. Treasure Success was inactive until October 2016. Treasure Success was consolidated as a VIE before October 31, 2016. The transfer was accounted for as a transfer between entities under common control.

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

Jerash Holdings, its subsidiaries and VIE (herein collectively referred to as the “Company”) are engaged in manufacturing customized ready-made outerwear from knitted fabric and exporting produced apparel for large brand-name retailers. The Company is diversifying its range of products to include additional pieces such as trousers and urban styling outerwear and different types of natural and synthetic materials. The Company is also expanding its workforce in Jordan with workers from other countries, including Bangladesh, Sri Lanka, India, Myanmar and Nepal.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2017, included with the Company’s prospectus dated October 27, 2017 (File No. 333-218991).

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company's financial position as of December 31, 2017, its results of operations and its cash flows for the nine months ended December 31, 2017 and 2016, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its subsidiaries and VIEs. All significant intercompany balances and transactions have been eliminated in consolidation.

In accordance with accounting standards regarding consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

The following table sets forth the carrying amounts of the assets and liabilities of the VIE, Victory Apparel, which was included in the Company’s consolidated balance sheets:

	December 31, 2017	March 31, 2017
Current assets	$2,069	$2,096
Intercompany receivables*	311,393	321,317
Total assets	313,462	323,413

Third party current liabilities	-	(6,815)
Total liabilities	-	(6,815)
Net assets	$313,462	$316,598

* Receivables from Jerash Garments are eliminated upon consolidation.

Victory Apparel did not generate any income but incurred certain expenses for each of the nine-month periods ended December 31, 2017 and 2016. The loss was $26 and $8,929 for the three months ended December 31, 2017 and 2016, respectively. The loss was $2,845 and $32,016 for the nine months ended December 31, 2017 and 2016, respectively.

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

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of December 31, 2017 and March 31, 2017, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of cash used as security deposits to obtain credit facilities of the Company from a bank and to secure custom clearance under the requirements of local regulations. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These security deposits at the bank are refundable only when the bank facilities are terminated. The restricted cash is classified as a non-current asset since the Company has no intention to terminate these bank facilities within one year.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing for a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of December 31, 2017 and March 31, 2017.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories include cost of raw materials, freight, direct labor and related production overhead. The cost of inventories is determined using the First in, First-out (“FIFO”) method. The Company periodically reviews its inventories for excess or slow-moving items and makes provisions as necessary to properly reflect inventory value.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three and nine months ended December 31, 2017 and 2016.

Revenue Recognition

Revenue from product sales is recognized, net of estimated provisions for sales allowances and returns, when the merchandise is shipped and title is transferred. Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); (ii) delivery of goods has occurred and risks and benefits of ownership have been transferred, which is when the goods are received by the customer at its designated location in accordance with the sales terms; (iii) the sales price is both fixed and determinable; and (iv) collectability is reasonably assured. Most of the Company’s products are custom-made for large brand-name retailers. Historically, sales returns have been minimal.

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenues. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $111,205 and $117,387 for the three months ended December 31, 2017 and 2016, respectively. Total shipping and handling expenses were $508,204 and $420,820 for the nine months ended December 31, 2017 and 2016, respectively.

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings was incorporated in the State of Delaware and is subject to Federal income tax in the United States of America. GTI was incorporated in the BVI and is not subject to income taxes under the current laws of BVI. Treasure Success was registered in Hong Kong and has no operating profit for current tax liabilities. Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are subject to the regulations of the Income Tax Department in Jordan. The corporate income tax rate is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments' export sales to overseas customers are entitled to a 100% income tax exemption for a period of 10 years commencing on the first day of production. This exemption has been extended for 5 years until December 31, 2018. Jerash Garments can apply for further extension of the tax exemption upon expiration. The exempted income tax expense for Jerash Garments totaled $342,254 and $341,349 for the three months ended December 31, 2017 and 2016, respectively. The per share effect of the tax exemption was $0.04 and $0.04 for the three months ended December 31, 2017 and 2016, respectively.

The exempted income tax expense for Jerash Garments totaled $1,675,086 and $1,118,768 for the nine months ended December 31, 2017 and 2016, respectively. The per share effect of the tax exemption was $0.17 and $0.13 for the nine months ended December 31, 2017 and 2016, respectively.

Local sales of Jerash Garments are subject to income tax at a fixed rate of 14%. No tax provision was provided for the three and nine months ended December 31, 2017 and 2016 since there was no net income generated from local sales.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Deferred income taxes were immaterial, and accordingly, no deferred tax assets or liabilities were recognized as of December 31, 2017 and March 31, 2017.

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. Jordan income tax returns prior to 2013 are not subject to examination by any applicable tax authorities. No significant uncertainty in tax positions relating to income taxes have been incurred during the periods ended December 31, 2017 and 2016.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar and the Company uses the JOD as its functional currency, except for Treasure Success, which uses the Hong Kong Dollar (“HKD”) as its functional currency. The assets and liabilities of the Company have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date, equity accounts have been translated into U.S. dollars at historical rates, and revenue and expenses have been translated into U.S. dollars using average exchange rates in effect during the reporting period. Cash flows are also translated into U.S. dollars at average translation rates for the periods; therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The value of the JOD against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in Jordan’s political and economic conditions. Any significant revaluation of the JOD may materially affect the Company’s financial condition in terms of reporting in U.S. dollars. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	December 31, 2017	March 31, 2017	December 31, 2016
Period-end spot rate	US$1=JOD 0.7097	US$1=JOD 0.7090	US$1=JOD 0.7106
	US$1=HKD 0.1282	US$1=HKD 0.1287	US$1=HKD 0.1289
Average rate	US$1=JOD 0.7093	US$1=JOD 0.7086	US$1=JOD 0.7109
	US$1=HKD 0.1280	US$1=HKD 0.1289	US$1=HKD 0.1289

Stock-Based Compensation

The Company measures compensation expense for stock-based awards to non-employee contractors and directors based upon the awards’ initial grant date fair value. The estimated grant date fair value of the award is recognized as expense over the requisite service period using the straight-line method. The fair value of awards to non-employees is then marked-to-market each reporting period until vesting criteria are satisfied.

The Company estimates the fair value of stock warrants using the Black-Scholes model. This model is affected by the Company's stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the warrant, the expected risk-free rates of return, the expected volatility of the Company's common stock, and the expected dividend yield, each of which is more fully described below. The assumptions for the expected term and the expected volatility are the two assumptions that significantly affect the grant date fair value.

•	Expected Term: the expected term of a warrant is the period of time that the warrant is expected to be outstanding.

•	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero coupon issue with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero coupon interest rate is quoted, the Company uses the nearest interest rate from the available maturities.

•	Expected Stock Price Volatility: the Company utilizes comparable public company volatility over the same period of time as the life of the warrant.

•	Dividend Yield: because the Company does not expect to pay a dividend in the foreseeable future, a 0% dividend yield was used in valuing the stock-based awards.

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect of potential common shares (e.g., convertible securities, options and warrants) on a per share basis as if the convertible securities had been converted at the beginning of the period presented, or the issuance date, if later. For the three and nine months ended December 31, 2017 and 2016, the basic weighted average shares outstanding and diluted weighted average shares were the same since the warrants issued by the Company were anti-dilutive.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in JOD or HKD to U.S. dollars is reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income.

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

The Company considered the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, due from related parties, due from shareholders, accounts payable, accrued expenses, other payables and short-term loans, to approximate the fair value of the respective assets and liabilities at December 31, 2017 and March 31, 2017 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2017 and March 31, 2017, $5,355,745 and $3,404,508, respectively, of the Company’s cash were on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of December 31, 2017 and March 31, 2017, $8,988,963 and $249,865, respectively, of the Company’s cash were on deposit at financial institutions in Hong Kong and are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of December 31, 2017 and March 31, 2017, $746 and $0, respectively, of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers and therefore, are exposed to credit risk. The risk is mitigated by the Company's assessment of its customers' creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

Prior to August 2016, substantially all of the Company’s sales were made to its customers through its affiliates (see Note 7) that are located primarily in the United States (see Note 9). Thereafter, the Company began selling directly to its customers. The Company’s operating results could be adversely affected by U.S. government policy on exporting business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenues and purchases with specific customers and suppliers. For the three months ended December 31, 2017, two customers accounted for 72% and 12%, respectively, of total revenue. For the nine months ended December 31, 2017, two customers accounted for 81% and 8%, respectively, of total revenue. For the three months ended December 31, 2016, a significant amount of the Company’s sales and purchases were made through its related parties (see Note 7), and two customers accounted for 80% and 10%, respectively, of total revenue. For the nine months ended December 31, 2016, one customer accounted for 81% of total revenue. As of December 31, 2017, two customers accounted for 77% and 11%, respectively, of the total accounts receivable balance. As of March 31, 2017, one customer accounted for 94% of the total accounts receivable balance.

For the three months ended December 31, 2017, the Company purchased approximately 62% and 12%, respectively, of its raw materials from two major suppliers, Onset Time Limited ("ONSET") and Duck San Enterprise Co., Ltd. For the nine months ended December 31, 2017, the Company purchased approximately 87% of its raw materials from one major supplier, ONSET. For the three months ended December 31, 2016, the Company purchased approximately 83% of its raw materials from one major supplier, ONSET. For the nine months ended December 31, 2016, the Company purchased approximately 44%, 9% and 45% of its raw materials from Value Plus (Macao Commercial Offshore) Limited (“VPMCO”), Ford Glory International Limited (“FGIL”) and ONSET, respectively (see Note 7). As of December 31, 2017, we had a net prepaid balance to the major supplier. As of March 31, 2017, accounts payable to one major supplier accounted for 96% of the total accounts payable balance.

A loss of any of these customers or suppliers could adversely affect the operating results or cash flows of the Company.

Risks and Uncertainties

The principal operations of the Company are located in Jordan. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in Jordan, as well as by the general state of the Jordanian economy. The Company’s operations in Jordan are subject to special considerations and significant risks that are not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in Jordan. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, including its organization and structure disclosed in Note 1, this may not be indicative of future results.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018 using a prospective application. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018, which did not have a material impact to the unaudited condensed consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The Company does not expect the impact to be material to the unaudited condensed consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. The guidance in ASU 2014-09 will be effective for the Company for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Preliminarily, the Company plans to adopt Topic 606 using the retrospective transition method, and is continuing to evaluate the impact its pending adoption of Topic 606 will have on its consolidated financial statements. The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

In February 2016, the FASB issued ASU No. 2016-02, "Leases” to increase transparency and comparability among organizations by recognizing leased assets on the balance sheet with a corresponding liability and disclosing key information about leasing arrangements. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the impact of the adoption of this revised guidance on its unaudited condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements and related disclosures.

NOTE 4 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	December 31, 2017	March 31, 2017
Raw materials	$3,205,286	$9,265,201
Work-in-progress	213,114	1,493,258
Finished goods	3,303,488	8,393,150
Total inventory	$6,721,888	$19,151,609

An inventory allowance was not considered necessary as of December 31, 2017 and March 31, 2017.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of December 31, 2017	As of March 31, 2017
Land	$61,022	$61,078
Property and buildings	432,163	432,562
Equipment and machinery	4,829,290	4,370,095
Office and electric equipment	503,953	472,918
Automobiles	358,116	302,714
Leasehold improvements	1,492,842	1,358,649
Subtotal	7,677,386	6,998,016
Construction in progress	230,363	206,246
Less: Accumulated Depreciation and Amortization	(4,919,331)	(4,044,020)
Property and Equipment, Net	$2,988,418	$3,160,242

Depreciation and amortization expense was $310,953 and $338,798 for the three months ended December 31, 2017 and 2016, respectively. Depreciation and amortization expense was $899,277 and $1,034,414 for the nine months ended December 31, 2017 and 2016, respectively.

Construction in progress represents costs of construction incurred for the Company's new sewing workshop, a 450 square meter workshop in the Tafilah Governorate of Jordan, which we expect to be completed by the middle of calendar year 2018.

NOTE 6 – EQUITY

Preferred Stock

The Company has 500,000 authorized shares of preferred stock with a par value of $0.001 per share, and with none issued and outstanding as of December 31, 2017 and March 31, 2017. The preferred stock can be issued by the Board of Directors of Jerash Holdings in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations or restrictions of such rights as the Board of Directors may determine from time to time.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As of both December 31, 2017 and March 31, 2017, the consolidated balance of the statutory reserve was $71,699.

Private placement

On May 15, 2017, the Company conducted the initial closing of a private placement for the sale of an aggregate of 540,000 shares of common stock and warrants exercisable for up to 54,000 shares of common stock to ten accredited investors. Fifty percent of the shares (270,000 shares) purchased in the initial closing were sold by one of the Company’s shareholders at $4.99 per share, the remaining fifty percent of the shares (270,000 shares) were issued by Jerash Holdings. Each share was sold together with one warrant, with each such warrant being immediately exercisable for one-tenth of one share of common stock. 540,000 five-year warrants were issued at $0.01 per warrant to purchase up to 54,000 shares of Jerash Holdings’ common stock at an exercise price per full share equal to $6.25. The Company received aggregate gross proceeds of $1,352,700 for the shares and warrants issued and sold in the initial closing of a private placement and incurred direct expenses related to the offering of $379,828.

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

On May 15, 2017, Jerash Holdings issued warrants to the designees of the placement agent in the above private placement to purchase 48,600 units, with each unit consisting of one share of Jerash Holdings common stock and one warrant (with each such warrant being immediately exercisable for one-tenth of one share of its common stock at an exercise price of $6.25 per share for a period of five years from the issuance date), at an exercise price of $5.50 per unit. The fair value of these units was $107,990 and was included in offering costs of the private placement in May 2017.

On May 15, 2017, Jerash Holdings also issued a five-year warrant to purchase up to 50,000 shares of its common stock pursuant to a letter agreement with one of its board advisors. The warrant has an exercise price of $5.00 per share and may be converted by means of “cashless” exercise during the term of the warrant. This warrant may be exercised any time after issuance through and including the five year anniversary of the issuance date. Stock-based compensation expense recognized for the quarters ended June 30, 2017 and 2016 was $116,578 and $0 respectively, for this warrant.

On August 1, 2017, warrants to purchase 18,000 units became issuable by Jerash Holdings to the designees of the placement agent in the above private placement, with each unit consisting of one share of Jerash Holdings common stock and one warrant (with each such warrant being immediately exercisable for one-tenth of one share of its common stock at an exercise price of $6.25 per share for a period of five years from the issuance date), at an exercise price of $5.50 per unit. The fair value of these units was $43,122 and was included in offering costs of the private placement in August 2017. All of such warrants have been issued by the Company.

On September 27, 2017, warrants to purchase 4,500 units became issuable by Jerash Holdings to the designees of the placement agent in the above private placement, with each unit consisting of one share of Jerash Holdings common stock and one warrant (with each such warrant being immediately exercisable for one-tenth of one share of its common stock at an exercise price of $6.25 per share for a period of five years from the issuance date), at an exercise price of $5.50 per unit. The fair value of these units was $10,814 and was included in offering costs of the private placement in September 2017. All of such warrants have been issued by the Company.

During the quarter ended December 31, 2017, all of the outstanding warrants were fully vested and exercisable.

The fair value of these warrants granted was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Common Stock Warrants December 31, 2017
Expected term (in years)	5.0
Risk-free interest rate (%)	1.86%
Expected volatility (%)	52.2%
Dividend yield (%)	0.0%

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding at March 31, 2017	-	-
Granted	207,210	$5.69
Exercised	-	-
Cancelled	-	-
Warrants outstanding at December 31, 2017	207,210	$5.69

NOTE 7 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions
Ford Glory Holdings Limited (“FGH”)	Intermediate Shareholder of GTI	Working Capital Advances
Ford Glory International Limited, or FGIL	Affiliate, subsidiary of FGH	Sales / Purchases
Value Plus (Macao Commercial Offshore) Limited (“VPMCO”)	Affiliate, subsidiary of FGH	Purchases
Jiangmen V-Apparel Manufacturing Limited	Affiliate, subsidiary of FGH	Working Capital Advances
Wealth Choice Limited, or WCL	Shareholder of Victory Apparel	Working Capital Advances

Pursuant to the terms of a sale and purchase agreement between one of the Company’s current individual shareholders and Victory City Investments Limited, the ultimate 51% shareholder of FGIL, dated July 13, 2016 (the “Sale and Purchase Agreement”), and effective since August 1, 2016, all rights, interests and benefits of any contracts that FGIL had at that time with any of the Company’s customers for products manufactured or to be manufactured by the Company, together with the costs and obligations relating to those contracts, were transferred to the Company. Thereafter, the Company began selling directly to its customers and no longer through its affiliate, FGIL.

Related party balances:

a.	Accounts receivable – related party:

Accounts receivable from a related party in connection with the collection of accounts receivable from its customers on behalf of the Company due to the support arrangement during the transition period as described below (see a. Sales to a related party) consisted of the following:

	As of December 31, 2017	As of March 31, 2017
FGIL	$90,751	$2,343,892

b.	Other receivables – related party:

	As of December 31, 2017	As of March 31, 2017
WCL	$-	$336,746

The balance due from WCL was interest-free and due upon demand. The balance as of March 31, 2017 was fully collected from WCL on June 15, 2017.

c.	Due from shareholders:

	As of December 31, 2017	As of March 31, 2017
Two individual shareholders	$-	$353,175
Merlotte Enterprise Limited	-	339,325
	$-	$692,500

The balance as of March 31, 2017 was fully collected from shareholders on May 8, 2017.

Related party transactions:

a.	Sales to a related party:

Prior to August 2016, the Company sold merchandise to its customers through its affiliate during the ordinary course of business. The sales made to the related party consist of the following:

	For the three months ended December 31,
	2017	2016
FGIL	$-	$-

	For the nine months ended December 31,
	2017	2016
FGIL	$-	$23,350,919

Pursuant to the Sale and Purchase Agreement, the Company has all rights, interests and benefits of the sales agreements signed with customers since August 2016, together with the costs and obligations of those agreements. During the transition period, the Company’s affiliate supported the Company to complete the transition with no additional fees charged. For the three months ended December 31, 2017, $1,809,475 of sales was made with the support from FGIL. For the nine months ended December 31, 2017, $43,994,497 of sales was made with the support from FGIL.

b.	Purchases from related parties:

Prior to August 2016, the Company periodically purchased merchandise or raw materials from its affiliates during the ordinary course of business. The purchases from related parties consist of the following:

	For the three months ended December 31,
	2017	2016
VPMCO	$-	$-
FGIL	-	-
	$-	$-

	For the nine months ended December 31,
	2017	2016
VPMCO	$-	$5,144,675
FGIL	-	916,527
	$-	$6,061,202

NOTE 8 – CREDIT FACILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with Hong Kong and Shanghai Banking Corporation (“HSBC”). In addition, pursuant to an offer letter dated June 5, 2017, HSBC offered to provide Treasure Success with a $12,000,000 factoring facility. The import credit and factoring facilities are collectively referred to as the “Senior Credit Facility.” The Senior Credit Facility is guaranteed by Jerash Holdings, Jerash Garments, as well as the Company’s two individual shareholders. In addition, the Senior Credit Facility requires cash and other investment security collateral of $3,000,000. HSBC provided that drawings under the Senior Credit Facility would be charged interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.5% for drawings in Hong Kong dollars, and the London Interbank Offered Rate (“LIBOR”) plus 1.5% for drawings in other currencies. The Senior Credit Facility will also contain certain service charges and other commissions and fees. As of December 31, 2017, the Company has made $947,655 withdrawals under the Senior Credit Facility, which are due within 120 days of each borrowing date or upon demand by HSBC.

NOTE 9 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended December 31, 2017 and 2016, outerwear accounted for approximately 78.2% and 92.5%, respectively, of total revenue. For the nine months ended December 31, 2017 and 2016, outerwear accounted for approximately 92% and 94.1%, respectively, of total revenue. Based on management's assessment, the Company determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended December 31, 2017 and 2016.

	For the three months ended
	December 31, 2017	December 31, 2016
United States	$8,495,713	$11,452,005
Jordan	2,518,993	949,031
Other countries	529,057	214,726
Total	$11,543,763	$12,615,762

The following table summarizes sales by geographic areas for the nine months ended December 31, 2017 and 2016.

	For the nine months ended
	December 31, 2017	December 31, 2016
United States	$54,835,203	$46,617,843
Jordan	4,826,158	2,958,579
Other countries	782,039	292,216
Total	$60,443,400	$49,868,638

All long-lived assets were located in Jordan as of December 31, 2017 and March 31, 2017.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Rent Commitment

The Company leases two manufacturing facilities under operating leases. Operating lease expense amounted to $319,156 and $281,589 for the three months ended December 31, 2017 and 2016, respectively, and amounted to $949,120 and $846,089 for the nine months ended December 31, 2017 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended December 31,
2018	$814,139
2019	11,079
2020 and thereafter	-
Total	$825,218

The Company has nineteen operating leases for its facilities that require monthly payments ranging between $247 and $26,943 and are renewable on an annual basis.

Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would not have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenues or other financial items; any statements regarding the adequacy, availability and sources of capital, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in this Quarterly Report, particularly under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and subsequent reports that we file with the Securities and Exchange Commission (the “SEC”).

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our prospectus dated October 27, 2017 (File No. 333-218991). References to fiscal 2019, fiscal 2018 and fiscal 2017 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ending March 31, 2019, March 31, 2018 and March 31, 2017, respectively.

Results of Operations

Three months ended December 31, 2017 and December 31, 2016

The following table summarizes the results of our operations during the three month periods ended December 31, 2017 and 2016 and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$11,544	100%	$12,616	100%	$(1,072)	(8)%
Cost of goods sold	7,792	67%	8,874	70%	(1,082)	(12)%
Gross profit	3,752	33%	3,742	30%	10	0%
Selling, general and administrative expenses	1,557	14%	1,348	11%	209	16%
Other expense (income), net	(12)	0%	4	0%	(16)	(400)%
Net income	$2,207	19%	$2,390	19%	$(183)	(8)%

Revenue. Revenue decreased by approximately $1.1 million or 8%, to $11.5 million, for the three months ended December 31, 2017 from approximately $12.6 million for the same period in fiscal 2017. The decrease was mainly the result of expedited shipments of Fall/Winter outerwear driven by customer demands in August 2017 and September 2017, causing an increase of approximately 31% in revenue to $27.5 million for the three months ended September 30, 2017, against the same period in fiscal 2017, and a lower sales for the three months ended December 31, 2017.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$8,496	74%	$11,452	91%	$(2,956)	(26)%
Jordan	2,519	22%	949	8%	1,570	165%
Others	529	4%	215	1%	314	146%
Total	$11,544	100%	$12,616	100%	$(1,072)	(8)%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, which became effective December 2001, all apparel manufactured in Jordan can be exported to the U.S. with free duty. This treaty provides substantial benefits to us by allowing us to compete and to expand our garment export business in the U.S. Due to the reason mentioned above, some Fall/Winter season shipments were expedited and shipped prior to September 30, 2017, resulting in a decrease in sales to the U.S. by approximately 26% for the three months ended December 31, 2017. Revenue from Jordan and other locations increased by approximately 165% and 146%, respectively, as we managed to capture the increased demands from Jordan and other locations to narrow the decrease in total revenue to approximately 8% for the three months ended December 31, 2017.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $1.1 million or 12%, to approximately $7.8 million, for the three months ended December 31, 2017 compared to approximately $8.9 million for the same period in fiscal 2017. As a percentage of revenues, the cost of goods sold decreased by approximately 3% to 67% for the three months ended December 31, 2017 compared to 70% for the same period in fiscal 2017. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to improved production efficiency and a higher proportion of local consignment orders received, which cause no raw material cost to be incurred.

Gross profit margin. Gross profit margin was approximately 33% for the three months ended December 31, 2017, an increase of approximately 3% from 30% for the same period in fiscal 2017. The increase in gross profit margin was attributable to improved production efficiency and a higher proportion of local consignment orders received, which cause no raw material cost to be incurred.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 16% from approximately $1.3 million for the three months ended December 31, 2016 to approximately $1.6 million for the same period in fiscal 2018. The increase was primarily due to increases in expenses to expand merchandising in the Hong Kong office, expenses relating to banking and finance functions, and legal and professional fees relating to the private placement offering, compliance costs and the preparation for a potential public offering.

Other income/expense, net. Other income, net was approximately $12,000 for the three months ended December 31, 2017, as compared to other expense, net of approximately $4,000 for the same period in fiscal 2017. This increase was primarily due to the foreign currency exchange gain from converting Jordanian Dinars to U.S. Dollars for financial reporting.

Net income. Net income for the three months ended December 31, 2017 decreased by approximately 8% to $2.2 million from approximately $2.4 million. The decrease was mainly attributable to increases in expenses to expand merchandising in the Hong Kong office, expenses relating to banking and finance functions, and legal and professional fees relating to the private placement offering, compliance costs and the preparation for a potential public offering.

Nine months ended December 31, 2017 and December 31, 2016

The following table summarizes the results of our operations during the nine months ended December 31, 2017 and 2016 and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2017		Nine Months Ended December 31, 2016		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$60,443	100%	$49,869	100%	$10,574	21%
Cost of goods sold	44,623	74%	38,673	78%	5,950	15%
Gross profit	15,820	26%	11,196	22%	4,624	41%
Selling, general and administrative expenses	4,433	7%	3,294	7%	1,139	35%
Other expense (income), net	(1)	0%	29	0%	(30)	(103)%
Net income	$11,388	19%	$7,873	16%	$3,515	45%

Revenue. Revenue increased by approximately $10.5 million or 21%, to approximately $60.4 million for the nine months ended December 31, 2017 from approximately $49.9 million for the same period in fiscal 2017. The increase was mainly the result of expanding our business with one of our major customers and the economic recovery of the U.S., which remains our major export destination. Approximately 91% and 93% of our products were exported to the U.S. in the nine months ended December 31, 2017 and 2016, respectively.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2017		Nine Months Ended December 31, 2016		Period over Period Increase
Region	Amount	%	Amount	%	Amount	%
United States	$54,835	91%	$46,618	93%	$8,217	18%
Jordan	4,826	8%	2,958	6%	1,868	63%
Others	782	1%	293	1%	489	167%
Total	$60,443	100%	$49,869	100%	$10,574	21%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, which became effective in December 2001, all apparel manufactured in Jordan can be exported to the U.S. with free duty. This treaty provides substantial benefits to us by allowing us to compete and to expand our garment export business in the U.S. Our sales to the U.S. increased by approximately 18% for the nine months ended December 31, 2017 as compared to the same period in fiscal 2017. According to the Major Shippers Report issued by the Office of Textiles and Apparel under the U.S. Department of Commerce, U.S. global apparel import recorded a decrease of approximately 0.5% to $80.3 billion in the twelve month period ended December 31, 2017 from approximately $80.7 billion in 2016. On the other hand, U.S. apparel import from Jordan increased by approximately 8% to approximately $1.4 billion in the twelve month period ended December 31, 2017 from approximately $1.3 billion in 2016. Our sales growth ratio has been exceeding industrial average growth ratios, and we believe we still have the ability to expand our garment export business in the U.S.

Cost of goods sold. Following the growth in sales revenue, our cost of goods sold increased by approximately $5.9 million or 15%, to approximately $44.6 million for the nine months ended December 31, 2017 from approximately $38.7 million for the same period in fiscal 2017. As a percentage of revenues, the cost of goods sold decreased by approximately 4% to 74% for the nine months ended December 31, 2017 from 78% for the same period in fiscal 2017. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to the lower fixed cost per unit, reflecting increases in production volume and efficiency.

Gross profit margin. Gross profit margin was approximately 26% for the nine months ended December 31, 2017, reflecting an increase of approximately 4% from 22% for the same period in fiscal 2017. The increase in gross profit margin was primarily driven by higher selling price, the economies of scale in general, and improved production efficiency.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 35% from approximately $3.3 million for the nine months ended December 31, 2016 to approximately $4.4 million for the same period in fiscal 2018. The increase was mainly attributable to the establishment of a sales and merchandising office in Hong Kong in October 2016 and the increase in legal and professional fees relating to the private placement offering, compliance costs and the preparation for a potential public offering.

Other income/expense, net. Other income, net was approximately $1,300 for the nine months ended December 31, 2017, mainly due to the conversion of Jordanian Dinars to U.S. Dollars for financial reporting purposes, as compared to other expense, net of approximately $28,500 for the same period in fiscal 2017.

Net income. Net income for the nine months ended December 31, 2017 increased approximately 45% to $11.4 million as compared to $7.9 million for the same period in fiscal 2017. The increase was mainly attributable to the 21% increase in revenue and the improvement in gross profit margin from approximately 22% for the nine months ended December 31, 2016 to approximately 26% in the same period in fiscal 2018, for the reasons mentioned above.

Liquidity and Capital Resources

We are a holding company incorporated in the U.S. We may need dividends and other distributions on equity from our Jordanian subsidiaries to satisfy our liquidity requirements. Current Jordanian regulations permit our Jordanian subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. In addition, our Jordanian subsidiaries are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. We have relied on direct payments of expenses by our subsidiaries (which generate all of our revenues) to meet our obligations to date. To the extent payments are due in U.S. dollars, we have occasionally paid such amounts in Jordanian Dinar (“JOD”) to an entity controlled by our management capable of paying such amounts in U.S. dollars. Such transactions have been made at prevailing exchange rates and have resulted in immaterial losses or gains on currency exchange.

As of December 31, 2017, we had cash of approximately $14.3 million and restricted cash of approximately $3.5 million, which is the security deposit for obtaining the credit facilities from HSBC.

Our current assets as of December 31, 2017 were approximately $32.5 million, and our current liabilities were approximately $3.9 million, which resulted in a ratio of approximately 8.3:1. Total equity as of December 31, 2017 was approximately $35.0 million.

Net working capital of approximately $28.6 million as of December 31, 2017 was approximately 5.2 times the monthly average of our aggregate cost of sales, selling, general and administrative expenses, and other expense (income), net in the nine months ended December 31, 2017.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

On May 29, 2017, our wholly owned subsidiary, Treasure Success, entered into a facility letter (“Facility Letter”) with Hong Kong and Shanghai Banking Corporation (“HSBC”) to provide credit to us. Under the terms of the Facility Letter, we have a total credit limit of $8,000,000. The Facility Letter provides us with various credit facilities for importing and settling goods from our suppliers. The available credit facilities as described in greater detail below includes an import facility, import facilities with loan against import, trust receipts, clean import loan, and advances to us against purchase orders. HSBC charges an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to the release of goods immediately on our documentary credit.

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

The Facility Letter is subject to review at any time and valid until May 1, 2018. HSBC has discretion on whether to renew the Facility Letter prior to expiration. As of December 31, 2017, $947,655 was outstanding under the Facility Letter. Borrowings under the Facility Letter are due within 120 days of each borrowing date or upon demand by HSBC.

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

The Factoring Agreement is subject to the review by HSBC at any time, and valid until May 1, 2018. Either party may terminate the agreement subject to a 30 days’ notice period. As of December 31, 2017, there was $596,127 outstanding under the Factoring Agreement. Amounts borrowed under the Factoring Agreement are due within 120 days of each borrowing date or upon demand by HSBC.

Based on our current operating plan, we believe that our cash on hand and cash generated from operations will be sufficient to meet our working capital requirements for our current operations over the next twelve months.

Nine months ended December 31, 2017 and 2016

The following table sets forth a summary of our cash flows for the periods indicated:

(All in amounts in thousands of U.S. dollars)

	Nine months ended December 31,
	2017	2016
Net cash (used)/provided by operating activities	$10,678	$6,545
Net cash (used)/provided in investing activities	(393)	(373)
Net cash used in financing activities	417	(6,000)
Effect of exchange rate changes on cash	(11)	11
Net increase in cash	10,691	183
Cash, beginning of nine month period	3,654	2,824
Cash, end of nine month period	$14,345	$3,007

Operating Activities

Net cash provided by operating activities was approximately $10.7 million for the nine months ended December 31, 2017, compared to cash provided by operating activities of approximately $6.5 million for the same period in fiscal 2017. The increase in net cash provided by operating activities was primarily attributable to the following factors:

•	Net profit of approximately $11.4 million for reasons mentioned above;
•	A decrease in inventory of approximately $12.4 million as of December 31, 2017 compared to March 31, 2017 due to an increase in sales; and
•	A decrease in accounts payable of approximately $8.8 million as of December 31, 2017 as compared to March 31, 2017 due to settlement for purchases in earlier months.

Investing Activities

Net cash used in investing activities was approximately $0.4 million for both the nine months ended December 31, 2017 and 2016. The net cash provided in investing activities remained flat and was mainly attributable to purchases of property, plant and equipment of $0.7 million and the settlement of other receivables with a related party of $0.3 million.

Financing Activities

Net cash provided in financing activities was approximately $0.4 million for the nine months ended December 31, 2017. The cash outflow mainly resulted from a fixed deposit of $3.0 million in a bank as collateral for bank facilities granted to Treasure Success International Limited, the net proceeds from the private placement of $1.8 million, and a short-term bank loan of approximately $0.9 million under the bank facilities given to Treasure Success International Limited.

Statutory Reserves

In accordance with the Corporate Law in Jordan, the subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As our subsidiaries have already reserved the maximum required by law, they did not reserve any additional amounts during the nine months ended December 31, 2017 and 2016.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2017 and 2016.

	As of December 31,
	2017	2016
Statutory Reserves	$72	$72
Total Restricted Net Assets	$72	$72
Consolidated Net Assets	$35,028	$22,018
Restricted Net Assets as Percentage of Consolidated Net Assets	0.21%	0.33%

Total restricted net assets accounted for approximately 0.21% of our consolidated net assets as of December 31, 2017. As discussed above, our subsidiaries in Jordan are required to reserve 10% of net profits until the reserve is equal to 100% of the subsidiary’s share capital. Our subsidiaries have already reserved the maximum amount required. . We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $0.7 million and $0.4 million for the nine months ended December 31, 2017 and 2016, respectively, for purchases of equipment in connection with our business activities and increase of capacity. Additions in plant and machinery amounted to approximately $463,000 and approximately $73,000 for the nine months ended December 31, 2017 and 2016, respectively, and additions to leasehold improvements amounted to approximately $135,000 and $224,000 for the nine months ended December 31, 2017 and 2016, respectively.

In 2015, we commenced a project to build a 450 square meter workshop in the Tafilah Governorate of Jordan, which will primarily be used as a sewing workshop for Jerash Garments. This project is expected to cost $230,000 and is expected to be completed in the middle of calendar year 2018.

We project that we will use an aggregate of approximately $3.1 million to fund our capital expenditures for fiscal 2018 and fiscal 2019 for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from our subsidiaries’ operations to fund our capital commitments in the past and anticipate using such funds and proceeds received from our expected initial public offering to fund capital expenditure commitments in the future.

Off-balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our consolidated financial statements.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted by the United States of America (“U.S. GAAP”), which require us to make judgments, estimates and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there was no material changes made to the accounting estimates and assumptions in the past three years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

We believe that the following accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition

Revenue from product sales is recognized, net of estimated provisions for sales allowances and returns, when the merchandise is shipped and title is transferred. Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); (ii) delivery of goods has occurred and risks and benefits of ownership have been transferred, which is when the goods are received by the customer at its designated location in accordance with the sales terms; (iii) the sales price is both fixed and determinable; and (iv) collectability is reasonably assured. Most of the Company’s products are custom-made for large brand-name retailers. Historically, sales returns have been minimal.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing with a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of December 31, 2017 and March 31, 2017.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018 using a prospective application. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018, which did not have a material impact to the unaudited condensed consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The Company does not expect the impact to be material to the unaudited condensed consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. The guidance in ASU 2014-09 will be effective for the Company for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Preliminarily, the Company plans to adopt Topic 606 using the retrospective transition method, and is continuing to evaluate the impact its pending adoption of Topic 606 will have on its consolidated financial statements. The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time.

In February 2016, the FASB issued ASU No. 2016-02, "Leases” to increase transparency and comparability among organizations by recognizing leased assets on the balance sheet with a corresponding liability and disclosing key information about leasing arrangements. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the impact of the adoption of this revised guidance on its unaudited condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements and related disclosures.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2017, concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting due to the transition period established by the SEC for newly public companies.

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

On December 14, 2016, we paid a dividend in an amount equal to $5.3 million to our shareholders. As of December 31, 2017, we had cash and cash equivalents of approximately $14.3 million and restricted cash of approximately $3.5 million. There can be no assurance that our available cash, together with resources from our operations, will be sufficient to fund our operations and capital expenditures. In addition, our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources. Treasure Success entered into a secured credit facility with Hong Kong and Shanghai Banking Corporation (“HSBC”) for up to a minimum of $20,000,000 (the “Secured Credit Facility”) to finance the working capital needs of the Company. The Secured Credit Facility consists of (i) an $8,000,000 import credit facility with HSBC entered into on May 29, 2017 and (ii) a $12,000,000 invoice discounting/factoring facility entered into on August 21, 2017. On December 31, 2017, we had incurred $947,655 of indebtedness under the Secured Credit Facility. In addition, we may be required to seek additional debt or equity financing in order to support our growing operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders. If we cannot obtain additional financing, we may not be able to achieve our desired sales growth, and our results of operations would be negatively affected.

Defaults under the Secured Credit Facility could result in a foreclosure on our assets by our lender which may result in a loss of your investment.

The Secured Credit Facility is guaranteed by us and Jerash Garments, as well as by our significant stockholders Mr. Choi Lin Hung, our president, director and a significant stockholder, and Mr. Ng Tsze Lun, a significant stockholder, whose interests may differ from the other stockholders of the Company as a result of their personal guarantees. The Secured Credit Facility is collateralized by a blanket security interest and includes various financial and other covenants. If in the future we default under the Secured Credit Facility, our lender could, among other things, declare our debt to be immediately due and payable. If this were to occur, we would be unable to repay our bank debt in full unless we could sell sufficient assets or obtain new financing through a replacement credit facility or equity transaction. If a new credit facility could be obtained, it is likely that it would have higher interest rates and impose significant additional restrictions and requirements on us. There is no assurance that we would be able to obtain a waiver or amendment from our lender or obtain replacement debt financing or issue sufficient equity securities to refinance these facilities. If we are unable to pay off the facility, our lender could foreclose on our assets, which may result in a loss of your investment.

We rely on one key customer for substantially all of our revenue. We cannot assure you that this customer or any other customer will continue to buy our products in the same volumes or on the same terms.

Our sales to VF Corporation (which owns brands such as The North Face, Nautica, Timberland, Wrangler, Lee and Jansport), directly and indirectly, accounted for approximately 85% of our total sales in the fiscal year ended March 31, 2016, which we refer to as “fiscal 2016”, approximately 79% of our total sales in the fiscal year ended March 31, 2017, which we refer to as “fiscal 2017,” and 77% of our total sales during the first nine months of the year ended March 31, 2018, which we refer to as “fiscal 2018.” From an accounting perspective, we are considered the primary obligor in our relationship with VF Corporation. We bear the credit and inventory risk, and we have the right to determine the price and to change our product. Therefore, we present the sales and related manufacturing activities on a gross basis.

We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes. It is through these sample development and approval processes that we and VF Corporation agree to the purchase and manufacture of the garments in question. From April 1, 2017 to February 2, 2018, VF Corporation issued approximately 5,000 purchase orders to us in amounts ranging from approximately $10 to $570,000. We are not substantially dependent on any particular order from VF Corporation.

We cannot assure you that our customers will continue to buy our products at all or in the same volumes or on the same terms as they have in the past. The failure of VF Corporation to continue to buy our products in the same volumes and on the same terms as in the past may significantly reduce our sales and our earnings.

A material decrease in the quantity of sales made to our principal customers, a material adverse change in the terms of such sales or a material adverse change in the financial condition of our principal customers could significantly reduce our sales and our earnings.

We cannot assure you that VF Corporation will continue to purchase our merchandise at the same historical rate, or at all, in the future, or that we will be able to attract new customers. In addition, because of our reliance on VF Corporation as our key customer and their bargaining power with us, VF Corporation has the ability to exert significant control over our business decisions, including prices.

Any adverse change in our relationship with VF Corporation and its The North Face brand, or with their strategies or reputation, would have a material adverse effect on our results of operations.

Substantially all of our products are sold under The North Face brand, which is owned by VF Corporation. Any adverse change in our relationship with VF Corporation would have a material adverse effect on our results of operations. In addition, our sales of those products could be materially and adversely affected if either VF Corporation’s or The North Face brand’s images, reputations or popularity were to be negatively impacted.

If we lose our key customer and are unable to attract new customers, then our business, results of operations and financial condition would be adversely affected.

If our key customer, VF Corporation, fails to purchase our merchandise at the same historical rate, or at all, we will need to attract new customers and we cannot assure you that we will be able to do so. We do not currently invest significant resources in marketing our products, and we cannot assure you that any new investments in sales and marketing will lead to the acquisition of additional customers or increased sales or profitability consistent with prior periods. If we are unable to attract new customers or customers that generate comparable profit margins to VF Corporation, then our results of operations and financial condition could be materially and adversely affected.

We have historically depended on a related party for substantially all of our sales.

Until August 2016, substantially all of our sales were made to a related party, Ford Glory International Limited (“Ford Glory”), who then sold our products to the end customers. Ford Glory is 49% owned by Mr. Choi Lin Hung, our director and a significant stockholder, through his wholly-owned entity Merlotte Enterprise Limited (“Merlotte”). Pursuant to the terms of a sale and purchase agreement dated July 13, 2016 between Lee Kian Tjiauw, a significant stockholder of ours, and Victory City Investments Limited (“Victory City”), which at that time was the ultimate 51% shareholder of our predecessor entity, Global Trend (the “Sale and Purchase Agreement”), Victory City sold its 51% interest in RS International Holdings Limited, an investment holding company, to Mr. Lee. Pursuant to the Sale and Purchase Agreement, and effective August 1, 2016, all rights, interests and benefits of any contracts entered into with or sale/purchase orders made by any subsidiary of Victory City International Holdings Limited, the parent of Victory City, on or prior to August 1, 2016 in respect of the sale and purchase of garment products manufactured or to be manufactured by the Company or one of our subsidiaries, together with the costs and obligations relating to those contracts, were transferred to the relevant subsidiary. Thereafter, we began conducting business directly with our customers and no longer through our affiliate, Ford Glory. Following August 1, 2016, there was a transition period for orders placed directly with Ford Glory. For the fiscal year ended March 31, 2017 and for the first nine months of fiscal 2018, approximately 37.6% and 0%, respectively, of our net sales were made to Ford Glory, who then sold our products to our customers. Approximately 52.6% and 72.8% of our net sales for the fiscal year ended March 31, 2017 and for the first nine months of fiscal 2018, respectively, were made directly to our customers with the support of Ford Glory.

During fiscal 2017, for sales orders received before customers successfully changed their vendor registrations to issue orders directly to us, we fulfilled the order for customers on behalf of Ford Glory, including inventory purchases and manufacturing. As customers now issue sales orders to us directly, support from Ford Glory is expected to continue to fade during the final three months of fiscal 2018. We no longer rely on Ford Glory to receive sales orders for us, and we intend in the future to continue to sell all of our products directly to our customers, and our merchandising personnel now receive orders directly from our customers through our wholly-owned subsidiaries, Treasure Success and Jerash Garments. While we intend in the future to continue to sell our products directly to our customers, there can be no guarantee that we will effectively make such a transition or that our customers will continue to purchase merchandise from us at the same rate as they have historically purchased from Ford Glory, or at all.

Because we depend on related parties as suppliers, we may not be able to obtain materials when we need them and we may lose sales and customers.

For the fiscal year ended March 31, 2017 and for the first nine months of fiscal 2018, we purchased approximately 13% and 5%, and 0% and 0%, respectively, of our raw materials from two major suppliers that are considered our related parties, Value Plus (Macao Commercial Offshore) Limited (“Value Plus”) and Ford Glory. Value Plus and Ford Glory are each 49% owned by Mr. Choi Lin Hung, our director and a significant stockholder in us through his wholly-owned entity Merlotte.

Historically, we have purchased these raw materials directly from our related party suppliers, who in turn purchased those raw materials from the approved suppliers for our end customers. We have not entered into any contracts with our related party suppliers. While we intend in the future to continue to purchase raw materials directly from the approved suppliers for our products, there can be no guarantee that we will effectively make such a transition. Shortages or disruptions in the supply of materials from our related party suppliers, or our inability to procure materials from alternate sources at acceptable prices in a timely manner, could lead us to miss deadlines for orders and lose sales and customers.

We may have conflicts of interest with our affiliates and related parties, and in the past we have engaged in transactions and entered into agreements with affiliates that were not negotiated at arms’ length.

We have engaged, and may in the future engage, in transactions with affiliates and other related parties. These transactions may not have been, and may not be, on terms as favorable to us as they could have been if obtained from non-affiliated persons. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms as favorable as would be charged by others, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties. Through his wholly-owned entity Merlotte, Mr. Choi Lin Hung, our director and a significant stockholder, has an indirect ownership interest in certain of the companies, including Ford Glory and Value Plus, with which we have, or in the future may have, such agreements or arrangements. In addition, we have entered into agreements with Victory Apparel, which is wholly-owned by Mr. Choi Lin Hung and Mr. Lee Kian Tjiauw, significant stockholders. Our majority stockholders may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, the Company’s operating results will be negatively impacted.

If we lose our larger brand and retail nominations or customers, or the customers fail to purchase our products at anticipated levels, our sales and operating results will be adversely affected.

Our results of operations depend to a significant extent upon the commercial success of our larger brand name customers. If we lose our significant brand nominations, our customers fail to purchase our products at anticipated levels, or our relationship with these customers or the brands and retailers they serve diminishes, it may have an adverse effect on our results and we may lose a primary source of revenue. In addition, we may not be able to recoup development and inventory costs associated with these customers and we may not be able to collect our receivables from them, which would negatively impact our financial condition and results of operations.

Our revenues and cash requirements are affected by the seasonal nature of our business.

A significant portion of our revenues are received during the first six months of our fiscal year. A majority of our VF Corporation orders are derived from winter season fashions, the sales of which occur in the Spring and Summer and are merchandized by VF Corporation during the Autumn months (September through November). As such, the second half of our fiscal years reflect lower sales in anticipation of the spring and summer seasons.

If the market share of our customers declines, our sales and earnings may decline.

Our sales can be adversely affected in the event that our direct and indirect customers do not successfully compete in the markets in which they operate. In the event that the sales of one of our major customers decline for any reason, regardless of whether it is related to us or to our products, our sales to that customer may also decline, which could reduce our overall sales and our earnings.

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

Our direct and indirect customers are in the clothing retail industry, which is subject to substantial cyclical variations and could have a material adverse effect on our results of operations.

Our direct and indirect customers are in the clothing retail industry, which is subject to substantial cyclical variations and is strongly affected by any downturn or slowdown in the general economy.  Factors in the clothing retail industry that may influence our operating results from quarter to quarter include:

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

The clothing retail industry is subject to changes in fashion preferences. If our customers misjudge a fashion trend or the price which consumers are willing to pay for our products decreases, our revenues could be adversely affected.

The clothing retail industry is subject to changes in fashion preferences. We design and manufacture products based on our customers’ judgment as to what products will appeal to consumers and what price consumers would be willing to pay for our products. Our customers may not be successful in accurately anticipating consumer preferences and the prices that consumers would be willing to pay for our products. Our revenues will be reduced if our customers are not successful, particularly if our customers reduce the volume of their purchases from us or require us to reduce the prices at which we sell our products.

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

We have previously experienced material weaknesses in our internal control over financial reporting. If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately and timely disclose information about our financial results or prevent fraud. Any inability to accurately and timely disclose financial results could harm our business and reputation and cause the value of our securities to decline.

A system of financial controls and procedures is necessary to ensure that information about our financial results is recorded, processed, summarized and reported in an accurate and timely fashion. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot disclose required information or provide reliable financial reports, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. Our independent registered public accounting firm previously identified that we had a material weakness because we lacked sufficient personnel with an appropriate level of knowledge of accounting principles generally accepted by the United States of America (“U.S. GAAP”) and financial reporting. Although we have taken certain steps to address this deficiency, we may have a material weakness identified in the future if the controls and procedures we have implemented are inadequate.

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

All of our products are manufactured outside the United States, at our subsidiaries’ production facilities in Jordan. Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy towards Jordan) and other factors, which could have an adverse effect on our business. In addition, we may be subject to risks associated with the availability of and time required for the transportation of products from foreign countries. The occurrence of certain of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet delivery requirements would have a severe adverse impact on our results of operations and could have an adverse effect on our relationships with our customers.

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

Our business could suffer if we violate labor laws or fail to conform to generally accepted labor standards or the ethical standards of our customers.

We are subject to labor laws issued by the Jordanian Ministry of Labor for our facilities in Jordan. In addition, many of our customers require their manufacturing suppliers to meet their standards for working conditions and other matters. If we violate applicable labor laws or generally accepted labor standards or the ethical standards of our customers by, for example, using forced or indentured labor or child labor, failing to pay compensation in accordance with local law, failing to operate our factories in compliance with local safety regulations, or diverging from other labor practices generally accepted as ethical, we could suffer a loss of sales or customers. In addition, such actions could result in negative publicity and may damage our reputation and discourage retail customers and consumers from buying our products.

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

We benefit from exemptions from customs duties and import quotas due to our location in Al Tajamouat Industrial City, a Qualifying Industrial Zone in Amman, Jordan, and the free trade agreements with the United States. Qualifying Industrial Zones (“QIZ”) are industrial parks that house manufacturing operations in Jordan and Egypt. They are special free trade zones established in collaboration with Israel to take advantage of the free trade agreements between the United States and Israel. Under the trade agreement between Jordan and the United States, goods produced in QIZ areas can directly access U.S. markets without tariff or quota restrictions if they satisfy certain criteria. If there is a change in such benefits or if any such agreements were terminated, our profitability may be reduced.

President Donald Trump expresses antipathy towards existing and proposed trade agreements, has called for greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States, and has withdrawn the United States from certain trade agreements including the Trans-Pacific Partnership. It remains unclear what specifically President Trump would or would not do with respect to trade agreements, tariffs and duties relating to products manufactured in Jordan. If President Trump takes action or publicly speaks out about the need to terminate or re-negotiate existing free trade agreements on which we rely, or in favor of restricting free trade or increasing tariffs and duties applicable to our products, such actions may adversely affect our sales and have a material adverse impact on our business, results of operations and cash flows.

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

You may face difficulties in protecting your interests and exercising your rights as a stockholder of ours since we conduct substantially all of our operations in Jordan and certain of our officers and directors reside outside of the United States.

Certain of our officers and directors reside outside the United States. Therefore, investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in any of these jurisdictions based upon U.S. laws, including the federal securities laws or other foreign laws against us, our officers and directors. Furthermore, we conduct substantially all of our operations in Jordan through our operating subsidiaries. Because the majority of our assets are located outside the United States, any judgment obtained in the United States against us or certain of our directors and officers may not be collectible within the United States.

Risk Factors Relating to our Securities

There currently is no trading market for our securities and one may never develop.

There is currently no active trading market or public market for our securities. Although we intend to list our securities on the Nasdaq Capital Market (“Nasdaq”) in connection with our anticipated initial public offering (the “IPO”), an adequate trading market for the securities may not develop or be sustained after the IPO. The initial public offering price will be determined by negotiations between the underwriters and our board of directors and may not be representative of the market price at which our securities may trade.

We have filed an application to have our securities listed on the Nasdaq. We can provide no assurance that our securities will be listed, and if listed, that our securities will continue to meet Nasdaq listing requirements. If we fail to comply with the continuing listing standards of the Nasdaq, our securities could be delisted.

On January 26, 2018, we filed an application to have our securities listed on the Nasdaq. We anticipate that our securities will be eligible to be listed on the Nasdaq, subject to actions which may be required to meet the exchange’s listing requirements. However, we can provide no assurance that our application will be approved, and, if approved, that an active trading market for our securities will develop and continue. As a result, you may find it more difficult to purchase and dispose of our securities and to obtain accurate quotations as to the value of our securities. For our securities to be listed on the Nasdaq, we must meet the current Nasdaq initial and continued listing requirements. If we were unable to meet these requirements, our securities could be delisted from the Nasdaq. Any such delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

Our majority stockholders will control the Company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Three of our stockholders beneficially own approximately 84.82% of our outstanding common stock as of December 31, 2017. Therefore our other shareholders do not have any ability to exercise control over us, and such entities and individuals will have the ability, acting together, to elect all of our directors and to substantially influence the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Company, (ii) a sale of all or substantially all of our assets; and (iii) amendments to our corporate documents. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals.

Our shareholders’ ownership interest in us may be diluted by exercises of currently outstanding or committed warrants.

We have granted warrants to purchase up to 71,100 units to designees of the placement agent in connection with a private placement offering that we initially closed on May 15, 2017 and had subsequent closings on August 18, 2017 and September 27, 2017 (the “Private Placement”). Each unit consists of one share of our common stock and one warrant (with each such warrant being immediately exercisable for one-tenth (1/10th) of one share of common stock at an exercise price of $6.25 per share for a period of five years from the issuance date). The private placement agent warrants are exercisable with respect to 48,600 units beginning on July 15, 2017 and expiring on May 15, 2022, 18,000 units beginning on October 18, 2017 and expiring on August 18, 2022, and 4,500 units beginning on November 27, 2017 expiring on September 27, 2022. The private placement agent’s warrants are exercisable at a price per unit equal to $5.50.

Also in connection with the Private Placement, we issued five-year warrants to purchase up to 79,000 shares of our common stock to various accredited investors at an exercise price of $6.25 per share. Such warrants expire on May 15, 2022 with respect to 54,000 warrants, August 18, 2022 with respect to 20,000 warrants, and September 27, 2022 with respect to 5,000 warrants. We have also issued a five-year warrant to one of our board advisors to purchase up to 50,000 shares of common stock. The warrant has an exercise price of $5.00 per share and may be converted by means of a cashless exercise during the term of the warrant. This warrant may be exercised any time until May 15, 2022.

Finally, in connection with this offering, we have agreed to issue the Underwriter Warrants to purchase the amount of shares equal to 10% of the shares sold in this offering for 125% of the offering price of the shares sold in this offering. The warrants will be non-exercisable for a period of six months following the closing date of this offering, and expire five years from the date the registration statement, of which this prospectus is a part, is declared effective by the SEC.

To the extent any of the foregoing warrants are exercised, our shareholders’ ownership interest in us will be diluted, which will reduce the value of an investment in us.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause the market price of our securities to decline.

We may issue additional securities in the future. We intend to establish a 2018 Stock Incentive Plan (the “Plan”) and reserve 1,484,250 shares of common stock equal to ten percent of the total number of shares of common stock outstanding, for issuance to certain members of management and key employees of the Company pursuant to the Plan. Shares to be issued under the Plan will be registered pursuant to a Registration Statement on Form S-8.

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

We do not expect to pay dividends for the foreseeable future.

We do not expect to pay dividends on our common stock for the foreseeable future. Accordingly, any potential investor who anticipates the need for current dividends from his or her investment should not purchase our common stock.

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our industry and our market. If no analyst elects to cover us and publish research or reports about us, the market for our common stock could be severely limited and our stock price could be adversely affected. In addition, if one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us issue negative reports or adversely change their recommendations regarding our common stock, our stock price could decline.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

We are required to comply with the laws, regulations, requirements and certain corporate governance provisions under the Exchange Act and the Sarbanes-Oxley Act. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management, and will significantly increase our costs and expenses and will make some activities more time-consuming and costly. In connection with becoming a reporting company, we will need to continue or begin:

•	Instituting a more comprehensive compliance function;

•	Preparing and distributing periodic and current reports under the federal securities laws;

•	Establishing new internal policies, such as those related to insider trading; and

•	Involving and retaining outside counsel and accountants to a greater degree than before we became a reporting company.

Our ongoing compliance efforts will increase general and administrative expenses and may divert management’s time and attention from the development of our business, which may adversely affect our financial condition and results of operations. We estimate that we may incur approximately $735,000 in costs during the fiscal years ending March 31, 2018 and 2019 in connection with becoming a public company.

Our lack of experienced accounting staff may impact our ability to report our future financial results on a timely and accurate basis, and we need to retain the services of additional accountants and consultants with the required accounting experience and expertise.

With the exception of our chief financial officer, our accounting and finance staff lacks depth and skill in the application of U.S. GAAP with respect to external financial reporting for Exchange Act reporting companies. We intend to engage the services of additional accounting personnel and expert consultants to assist with our financial accounting and reporting requirements to develop our internal control over financial reporting and to produce timely financial reports. Until we do so, we may experience difficulty producing reliable and timely financial statements, which could cause investors to lose confidence in our reported financial information, the market price of our stock to decline significantly, reduce the likelihood that we would be able to obtain additional financing on acceptable terms, and harm our business and financial condition.

We will not be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until the end of the second fiscal year reported on our second annual report on Form 10-K.

We will not be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until our annual report on Form 10-K for the fiscal year ending March 31, 2019. In addition, as a smaller reporting company, we will not be required to obtain an auditor attestation of management’s evaluation of internal controls over financial reporting once such internal controls are in place. As a result, we may fail to identify and remediate a material weakness or deficiency in our internal control over financial reporting, which may cause our financial statements and related disclosure to contain material misstatements and could cause delays in filing required financial statements and related reports. Furthermore, the process of designing and implementing internal controls over financial reporting may divert our internal resources and take a significant amount of time and expense to complete. The actual or perceived risk associated with our lack of internal controls could cause investors to lose confidence in our reported financial information, which could negatively impact the market for our common stock and cause us to be unable to obtain additional financing on acceptable terms or at all, which could cause harm to our business and financial condition.

The reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, which may lead to volatility and a decrease in the price of our common stock.

For as long as we continue to be an emerging growth company, we may take advantage of exemptions from reporting requirements that apply to other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we may rely on these exemptions, which include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to opt out of the extended transition period for complying with the revised accounting standards. This election is irrevocable. If investors find our common stock less attractive as a result of exemptions and reduced disclosure requirements, there may be a less active trading market for our common stock and our stock price may be more volatile or may decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit Number	Description	Location

2.1	Equity Contribution Agreement, dated as of May 11, 2017, by and among (i) Jerash Holdings (US), Inc., (ii) Merlotte Enterprises Limited, Lee Kian Tjiauw and Ng Tsze Lun, and (iii) Maxim Partners LLC, Dayspring Capital LLC, HSE Capital Partners, LLC, GH Global Enterprises, LLC and Asset Intelligence Limited	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017

2.2	Agreement and Plan of Merger, dated as of May 11, 2017, by and between Global Trend Investments Limited and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Form S-1, filed with the SEC on June 27, 2017

3.1	Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017

3.2	Certificate of Amendment to the Certificate of Incorporation, dated as of January 13, 2017	Incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1, filed with the SEC on June 27, 2017

3.3	Certificate of Amendment to the Certificate of Incorporation, dated as of May 11, 2017	Incorporated herein by reference to Exhibit 3.3 to the Company’s Form S-1, filed with the SEC on June 27, 2017

3.4	Certificate of Merger, dated as of May 11, 2017	Incorporated herein by reference to Exhibit 3.4 to the Company’s Form S-1, filed with the SEC on June 27, 2017

3.5	Bylaws	Incorporated herein by reference to Exhibit 3.5 to the Company’s Form S-1, filed with the SEC on June 27, 2017

4.1	Form of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.1†	Securities Purchase Agreement, dated as of May 15, 2017, by and between Jerash Holdings (US), Inc., Lee Kian Tjiauw and the purchasers signatory thereto.	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 4 to the Company’s Form S-1, filed with the SEC on October 10, 2017

10.2†	Registration Rights Agreement, dated as of May 15, 2017, by and between Jerash Holdings (US), Inc. and the purchasers signatory thereto	Incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Form S-1, filed with the SEC on October 10, 2017

10.3	Form of Warrant	Incorporated herein by reference to Exhibit 10.3 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.4	Letter Agreement for Banking Facilities, dated as of May 29, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.4 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.5	Letter Agreement for Invoice Discounting / Factoring Agreement, dated as of June 5, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited, Choi Lin Hung, Ng Tsze Lun, Jerash Garments and Fashions Manufacturing Company Limited, and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.6+	Consulting Agreement, dated as of May 26, 2017, by and between Jerash Holdings (US), Inc., and LogiCore Strategies, LLC	Incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.7+	Unified Employment Agreement for Expatriate Staff in the Textile, Garment and Clothing Industry between Jerash Garments of Fashions Manufacturing Company Limited and Wei Yang dated as of January 5, 2017	Incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.8	Sale Agreement, dated as of March 31, 2006, by and between Jerash Garments and Fashions Manufacturing Company Limited and Victory Apparel (Jordan) Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.9	Dissolution of Agreement, dated as of June 30, 2016, between Jerash Garments and Fashions Manufacturing Company Limited and Victory Apparel (Jordan) Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.10	Rental Agreement, dated as of October 3, 2016, by and between Ford Glory International Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Form S-1, filed with the SEC on August 21, 2017

10.11	Guarantee of Mr. Choi Lin Hung and Mr. Ng Tsze Lun dated May 31, 2017	Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.12	Invoice Discounting/Factoring Agreement dated August 21, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.13+	Consulting Agreement, dated January 12, 2018, by and between Treasure Success International Limited and Yukwise Limited	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 16, 2018

10.14	Consulting Agreement, dated January 16, 2018, by and between Treasure Success International Limited and Multi-Glory Corporation Ltd.	Incorporated herein by reference to Exhibit 10.18 to the Company’s Form S-1, filed with the SEC on January 18, 2018

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

+	Indicates a management contract or compensatory plan, contract or arrangement.
†	Jerash Holdings (US), Inc. has requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(6) and 230.406.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 9, 2018	Jerash Holdings (US), Inc.

	By:	/s/ Richard J. Shaw
Richard J. Shaw
Chief Financial Officer (Principal Financial and Authorized Officer)