Form 10-K
period 2018-03-31
Jerash Holdings (US), Inc.
filed 2018-06-28
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

 or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-38474

Jerash Holdings (US), Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4701719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jerash Holdings (US), Inc. 147 W. 35th Street, Room #1603 New York, New York 10001
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(212) 575-9085

 Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer	☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

The number of the registrant’s common shares, $0.001 par value per share, outstanding on June 28, 2018 was 11,325,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Jerash Holdings (US) Inc. (“Jerash Holdings,” the “Company,” “we,” “us,” “our”), through our wholly owned operating subsidiaries (together the “Group”), is principally engaged in the manufacturing and exporting of customized, ready-made sport and outerwear from knitted fabric produced in the Group’s facilities in Jordan.

The Group is a manufacturer utilized by many well-known brands and retailers, such as Walmart, Costco, Sears, Hanes, Columbia, Land’s End, VF Corporation (which owns brands such as The North Face, Nautica, Timberland, Wrangler, Lee, Jansport, etc.), and Philip-Van Heusen (which owns brands such as Calvin Klein, Tommy Hilfiger, IZOD, Speedo, etc.). The Group’s production facilities are made up of three factory units and two warehouses and employ currently approximately 2,900 people. Our employees include local Jordanian workers as well as migrant workers from Bangladesh, Sri Lanka, India, Myanmar and Nepal. The total annual capacity at Jerash Group’s facilities is approximately 6.5 million pieces (average for product categories including t-shirts, polos and jackets).

Merger

Jerash Holdings is a holding company organized in Delaware in January 2016 with nominal or no assets or operations. On May 11, 2017, a merger (“the Merger”) was implemented via two transactions, the first being an equity contribution whereby the shareholders of Global Trend International Limited (“Global Trend”) contributed 100% of the outstanding capital stock of Global Trend to Jerash Holdings in exchange for an aggregate of 8,787,500 shares of the common stock of Jerash Holdings, with Global Trend becoming a wholly owned subsidiary of Jerash Holdings. In the second transaction, Global Trend merged with and into Jerash Holdings, with Jerash Holdings being the surviving entity, as a result of which Jerash Holdings became the direct parent of Global Trend’s wholly-owned operating subsidiaries, Jerash Garments and Fashions Manufacturing Co. Ltd. (“Jerash Garments”) and Treasure Success International Limited (“Treasure Success”).

Organizational Structure

Jerash Holdings has the following wholly owned subsidiaries: (i) Jerash Garments, an entity formed under the laws of Jordan, (ii) Treasure Success, an entity formed under the laws of Hong Kong, (iii) Chinese Garments and Fashions Manufacturing Co. Ltd. (“Chinese Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, and (iv) Jerash for Industrial Embroidery Company Limited (“Jerash Embroidery”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments.

This table reflects the Group’s organizational structure:

Jerash Garments was established in Jordan in November 2000 and operates out of the Group’s factory unit in Al Tajamouat Industrial City, a Qualified Industrial Zone (“QIZ”) in Amman, Jordan. Jerash Garments’ principal activities are to house management offices and to operate production lines and sewing, ironing, packing and quality control units, as well as house the Group’s trims and finished products warehouses.

Chinese Garments was established in Jordan in June 2013 and operates out of the Group’s factory unit in Al Tajamouat Industrial City, a QIZ in Amman, Jordan. Chinese Garments’ principal activities are to house administration, human resources, finance and management offices and to operate additional production lines and sewing, ironing, and packing units, as well as house the Group’s trims warehouse.

Jerash Embroidery was established in Jordan in March 2013 and operates out of the Group’s factory unit in Al Tajamouat Industrial City, a QIZ in Amman, Jordan. Jerash Embroidery’s principal activities are to perform the cutting and embroidery for the Group’s products.

Treasure Success was established in Hong Kong in July 2016 and operates in Hong Kong. Treasure Success’s primary activities are to employ sales and merchandising staff and supporting personnel in Hong Kong to support the business of Jerash Garments and its subsidiaries.

Products

Our products are in the customized, ready-made sport and outerwear segment, and the Group derives all of our revenue from the manufacturing and sales of sport and outerwear. The Group’s product offering consists of jackets, polo shirts, crew neck shirts, pants and shorts made from knitted fabric. Our primary product offering is jackets, and in the fiscal years ended March 31, 2018 and 2017, approximately 48% and 58%, respectively, of the Group’s total shipped pieces were jackets.

Manufacturing and Production

Our production facilities are located in Al Tajamouat Industrial City, a QIZ in Amman, Jordan, and are comprised of three factory units and two warehouses. Currently, the first factory unit, which the Group owns, employs approximately 1,300 people. Its primary functions are to house the Group’s management offices, as well as production lines, the Group’s trims warehouse, and sewing, ironing, and packaging units. The second factory unit, which the Group leases, employs approximately 1,300 people. Its primary functions are to house the Group’s administrative and human resources personnel, as well as merchandising and accounting departments, as well as additional production lines, the Group’s trims and finished products warehouses, and sewing, ironing, packing and quality control units. The third factory unit, which the Group leases, employs approximately 300 people. Its primary functions are to perform the cutting and embroidery for the Group’s products.

In 2015, we commenced a project to build a 450 square meter workshop in the Tafilah Governorate of Jordan, which will primarily be used as a sewing workshop for Jerash Garments. This project is expected to cost approximately $230,000 to construct and is estimated to be completed during calendar year 2018. In 2018, the Group commenced another project to build a 5,000 square meter workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed by the middle of calendar year 2019. Provided that we satisfy certain employment requirements over certain time periods, we do not anticipate incurring any significant costs for the project, which is being constructed in conjunction with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. In the event we breach our agreement with these government agencies, we will have to pay such agencies 250,000 Jordanian Dinar (“JOD”) or $353,000. See Item 2. Properties below for more information regarding this workshop.

Total annual capacity at the Group’s existing facilities is approximately 6.5 million pieces (average for product categories including t-shirts, polos and jackets). Our production flow begins in the Group’s third factory unit in the cutting department. From there, the product moves to either the Group’s first or second factory unit for processing by the sewing unit, finishing department, quality control, and finally the ironing and packing units. If applicable during this process, the product is sent back to the embroidery department at the Group’s third factory unit for embroidery.

The Group does not have long term supply contracts or arrangements with our suppliers. Most of the Group’s ultimate suppliers for raw materials, such as fabric, zippers and labels, are designated by customers and the Group purchases such materials on a purchase order basis.

Employees

As of March 31, 2018, the Group had an aggregate of approximately 2,700 employees located in Jordan and in Hong Kong, all of which are full-time employees.

Customers

The following table outlines the dollar amount and percentage of total sales to the Group’s customers for the fiscal years ended March 31, 2017 (“fiscal 2017”), and March 31, 2018 (“fiscal 2018”).

	Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
	Sales		Sales		Sales
	(USD, in thousands)%		(USD, in thousands)%		(USD, in thousands)%
VF Corporation(1)	$54,614	78.8%	$29,690	47.8%	$—	—

Ford Glory International Limited(2)	—	—	23,351	37.6%	50,195	95.5%
Classic Fashion Apparel Industry Ltd.	4,756	6.9%	3,354	5.4%	303	0.6%
Columbia	5,891	8.5%	2,161	3.5%	—	—
Dynamic Sourcing Ent, Inc.	281	0.4%	2,011	3.2%	—	—
Philip-Van Heusen	1,523	2.2%	795	1.3%	—	—
United Creations LLC	2,167	3.1%	1	0%	1,959	3.7%
Others	64	0.1%	678	1.2%	100	0.2%
Total	$69,296	100.0%	$62,041	100.0%	$52,557	100.0%

(1) Substantially all of the Group’s products are sold under The North Face brand that is owned by VF Corporation.

(2) Until August 2016, substantially all of our sales were to Ford Glory International Limited (“Ford Glory”) which then sold the products to the end customers. Ford Glory is 49% owned by Mr. Choi Lin Hung, our chairman, chief executive officer, president and a significant stockholder, through his wholly owned entity Merlotte Enterprise Limited (“Merlotte”) and therefore is considered an affiliate of the Group. Following August 1, 2016, there was a transition period for orders placed directly with Ford Glory during the remainder of fiscal 2017. For the fiscal years ended March 31, 2017 and March 31, 2018, approximately 37.6% and 0%, respectively, of our net sales were made to Ford Glory and approximately 52.6% and 63.5% of our net sales for the fiscal years ended March 31, 2017 and March 31, 2018, respectively, were made directly to our customers with support of Ford Glory. During fiscal 2017, for sales orders received before customers successfully changed their vendor registrations to issue orders directly to us, we fulfilled the order for customers on behalf of Ford Glory, including inventory purchases and manufacturing. As customers now issue sales orders to us directly, support from Ford Glory was phased out during fiscal 2018 as we no longer rely on Ford Glory to receive sales orders. Our merchandising personnel now receive orders directly from our customers through our wholly owned subsidiaries, Treasure Success and Jerash Garments.

In fiscal years 2017 and 2016, the Group depended on one key customer for sales through Ford Glory. In fiscal 2018, the Group also depended on a few key customers. Substantially all of the Group’s sales through Ford Glory in fiscal 2016 and 2017, and independent of Ford Glory in 2018, were to VF Corporation. The following table outlines the dollar amount and percentage of the Group’s sales through Ford Glory for fiscal years 2016 to 2018.

	Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
	Sales		Sales		Sales
Customer	(USD, in thousands)%		(USD, in thousands)%		(USD, in thousands)%
VF Corporation [1]	$—	—	$18,957	81.2%	44,675	89.0%
Columbia	—	—	2,614	11.2%	3,151	6.3%
Philip-Van Heusen	—	—	1,780	7.6%	2,369	4.7%
Total	$—	—	$23,351	100.0%	50,195	100.0%

(1) Substantially all of the Group’s products are sold under The North Face brand that is owned by VF Corporation.

The Group established our relationship with VF Corporation in 2012. Substantially all of the Group’s products are sold under The North Face Brand that is owned by VF Corporation. Currently, we manufacture primarily outwear for The North Face. Approximately 79% of the Group’s sales in both fiscal 2018 and 2017, respectively, were derived from the sale of the Group’s products to VF Corporation. We are not party to any long-term contracts with VF Corporation or the Group’s other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after the Group completes detailed sample development and approval processes that we and our customers have agreed upon for their purchase and manufacture of the garments in question. It is through the sample development and approval processes that the Group and VF Corporation and our other customers agree to the purchase and manufacture of the garments in question. For fiscal 2018, VF Corporation issued approximately 6,500 purchase orders to us in amounts ranging from approximately $10 to $570,000. The Group is not substantially dependent on any particular order from VF Corporation.

VF Corporation is in the retail industry, which is subject to substantial cyclical variations. Consequently, there can be no assurance that sales to current customers will continue at the current rate or at all. In addition, our annual and quarterly results may vary, which may cause our profits and the market price of our common stock to decline.

The Group continues to seek to expand and strengthen our relationship with our current customers and other brand names. However, the Group cannot assure you that these brands will continue to buy our products in the same volumes or on the same terms as they did in the past.

Competition

The markets for the manufacturing of sport and outerwear are highly competitive. The competition in the fields in which the Group operates is focused primarily on the price of the product, its quality, and the level of customer service. Our products compete with products of other apparel manufacturers in Israel, Europe, the United States, South and Central America and Asia.

Most competition with other manufacturers in the clothing industry focuses on reducing production costs, reducing supply lead times, design, product quality, and efficiency of supply to the customer. Since production costs depend to a large extent on labor costs, in recent years most production in the industry has been moved to countries where the labor costs are low.  Some of the Group’s competitors have a lower cost base, longer operating experience, broader customer base and other advantages over us which allow them to compete with us. As described in more detail under “- Conditions in Jordan” below, the Group is able to sell our products manufactured at our facilities in Jordan to the United States free from customs duties and import quotas under certain conditions. These favorable terms enable us to remain competitive on the basis of price. In December 2017, the European Union (“EU”) extended a free trade agreement to us such that goods manufactured by us in Jordan that are subsequently shipped to EU countries are shipped free of duty.

Conditions in Jordan

The Group’s manufacturing facilities are located in Jordan. Accordingly, the Group is directly affected by political, security and economic conditions in Jordan.

From time to time Jordan has experienced instances of civil unrest, terrorism and hostilities among neighboring countries, including Syria and Israel. A peace agreement between Israel and Jordan was signed in 1994. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Jordanian economy and the Group’s operations by disrupting operations and communications and making travel within Jordan more difficult and less desirable. Political or social tensions also could create a greater perception that investments in companies with Jordanian operations involve a high degree of risk, which could adversely affect the market and price for the Group’s common stock.

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

A proposed tax bill that was part of an economic reform plan backed by the International Monetary Fund and aimed at narrowing Jordan’s growing debt contained new taxes on products, such as internet subscriptions, and the elimination of subsidies on bread led to protests throughout Jordan beginning on May 30, 2018. On June 5, 2018, King Abdullah II of Jordan responded to the protests by removing Jordan’s prime minister and replacing him with Omar al-Razzaz. Prime Minister Razzaz then withdrew the proposed tax bill from consideration and formed a new cabinet. On June 11, 2018 Saudi Arabia, Kuwait and the United Arab Emirates pledged $2.5 billion of aid to Jordan (including a deposit into Jordan’s central bank), annual budget support for the next five years and development projects.

Trade Agreements

The Group benefits from exemptions from customs duties and import quotas due to the Group’s location in Al Tajamouat Industrial City, a QIZ in Amman, Jordan, and the free trade agreements with the United States and the EU.

QIZs are industrial parks that house manufacturing operations in Jordan and Egypt. They are special free trade zones established in collaboration with Israel to take advantage of the free trade agreements between the United States and Israel. Under the trade agreement between Jordan and the U.S., goods produced in QIZ areas can directly access U.S. markets without tariff or quota restrictions if they satisfy certain criteria.

Income Tax Incentives

The Encouragement of Investment Committee of Jordan resolved that Jerash Garments’ project is an economically approved project in accordance with the Encouragement of Investment Law number 16 of 1995 and accordingly was granted exemptions from customs duties on the plant’s equipment and machinery. Further, in accordance with the Jordanian Income Tax law, all of Jerash Garments’ exports are 100% exempted, provided a specific Declaration in that respect is filed with the Jordanian Customs and Income Tax Departments. We expect these exemptions to continue through calendar 2019.

In addition, projects in QIZ areas are exempted from paying income and social services tax, total exemptions from buildings and land tax, and exemptions or reduction on most municipality fees.

Government Regulation

The Group’s manufacturing and other facilities in Jordan are subject to various local regulations relating to the maintenance of safe working conditions and manufacturing practices. Management believes that it is currently in compliance in all material respects with all such regulations. The Group is not subject to governmental approval of the Group’s products or manufacturing process.

Item 1A. Risk Factors.

The following are factors that could have a significant impact on our operations and financial results and could cause actual results or outcomes to differ materially from those discussed in any forward-looking statements.

Risks Related to Our Business and Our Industry

We may require additional financing to fund our operations and capital expenditures.

On December 14, 2016, we paid a dividend in an amount equal to $5.3 million to our stockholders. As of March 31, 2018, we had cash and cash equivalents of approximately $8.6 million and restricted cash of approximately $3.6 million. There can be no assurance that our available cash, together with resources from our operations, will be sufficient to fund our operations and capital expenditures. In addition, our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources. Treasure Success entered into a secured credit facility with Hong Kong and Shanghai Banking Corporation (“HSBC”) for up to a minimum of $20,000,000 (the “Secured Credit Facility”) to finance the working capital needs of the Company. The Secured Credit Facility consists of (i) an $8,000,000 import credit facility with HSBC entered into on May 29, 2017 and (ii) a $12,000,000 invoice discounting/factoring facility entered into on August 21, 2017. As of March 31, 2018, we had incurred $980,195 of indebtedness under the Secured Credit Facility. In addition, we may be required to seek additional debt or equity financing in order to support our growing operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders. If we cannot obtain additional financing, we may not be able to achieve our desired sales growth, and our results of operations would be negatively affected.

Defaults under the Secured Credit Facility could result in a foreclosure on our assets by our lender which would negatively impact our financial condition and results of operations.

The Secured Credit Facility is guaranteed by us and Jerash Garments, as well as by our significant stockholders Mr. Choi Lin Hung, our chairman, chief executive officer, president, treasurer and a significant stockholder, and Mr. Ng Tsze Lun, a significant stockholder, whose interests may differ from the other stockholders of the Company as a result of their personal guarantees. The Secured Credit Facility is collateralized by a blanket security interest and includes various financial and other covenants. If in the future we default under the Secured Credit Facility, our lender could, among other things, declare our debt to be immediately due and payable. If this were to occur, we would be unable to repay our bank debt in full unless we could sell sufficient assets or obtain new financing through a replacement credit facility or equity transaction. If a new credit facility could be obtained, it is likely that it would have higher interest rates and impose significant additional restrictions and requirements on us. There is no assurance that we would be able to obtain a waiver or amendment from our lender or obtain replacement debt financing or issue sufficient equity securities to refinance these facilities. If we are unable to pay off the facility, our lender could foreclose on our assets, which may negatively impact our financial condition and results of operations.

We rely on one key customer for substantially all of our revenue. We cannot assure you that this customer or any other customer will continue to buy our products in the same volumes or on the same terms.

Our sales to VF Corporation (which owns brands such as The North Face, Nautica, Timberland, Wrangler, Lee and Jansport), directly and indirectly, accounted for approximately 79% of our total sales in both fiscal 2017 and fiscal 2018. From an accounting perspective, we are considered the primary obligor in our relationship with VF Corporation. We bear the credit and inventory risk, and we have the right to determine the price and to change our product. Therefore, we present the sales and related manufacturing activities on a gross basis.

We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes. It is through these sample development and approval processes that we and VF Corporation agree to the purchase and manufacture of the garments in question. From April 1, 2017 to March 31, 2018, VF Corporation issued approximately 6,500 purchase orders to us in amounts ranging from approximately $10 to $570,000. We are not substantially dependent on any particular order from VF Corporation.

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

Until August 2016, substantially all of our sales were made to a related party, Ford Glory, who then sold our products to the end customers. Ford Glory is 49% owned by Mr. Choi Lin Hung, our chairman, chief executive officer, president, treasurer and a significant stockholder, through his wholly-owned entity Merlotte. Thereafter, we began conducting business directly with our customers and no longer through our affiliate, Ford Glory. Following August 1, 2016, there was a transition period for orders placed directly with Ford Glory. For fiscal 2017 and fiscal 2018, approximately 37.6% and 0%, respectively, of our net sales were made to Ford Glory, who then sold our products to our customers. Approximately 52.6% and 63.5% of our net sales for fiscal 2017 and fiscal 2018, respectively, were made directly to our customers with the support of Ford Glory.

While we intend in the future to continue to sell our products directly to our customers, there can be no guarantee that we will effectively make such a transition or that our customers will continue to purchase merchandise from us at the same rate as they have historically purchased from Ford Glory, or at all.

Because we have depended on related parties as suppliers, we may not be able to obtain materials when we need them and we may lose sales and customers.

For fiscal 2017 and fiscal 2018, we purchased approximately 24% and 5%, and 0% and 0%, respectively, of our raw materials from two major suppliers that are considered our related parties, Value Plus (Macao Commercial Offshore) Limited (“VPMCO”) and Ford Glory. VPMCO and Ford Glory are each 49% owned by Mr. Choi Lin Hung, our chairman, chief executive officer, president, treasurer and a significant stockholder in us through his wholly-owned entity Merlotte.

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

We have engaged, and may in the future engage, in transactions with affiliates and other related parties. These transactions may not have been, and may not be, on terms as favorable to us as they could have been if obtained from non-affiliated persons. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms as favorable as would be charged by others, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties. Through his wholly-owned entity Merlotte, Mr. Choi Lin Hung, our chairman, chief executive officer, president, treasurer and a significant stockholder, has an indirect ownership interest in certain of the companies, including Ford Glory and VPMCO, with which we have, or in the future may have, such agreements or arrangements. In addition, we have entered into agreements with Victory Apparel, which is wholly-owned by Mr. Choi Lin Hung and Mr. Lee Kian Tjiauw, significant stockholders. We anticipate renewing the terms of our Secured Credit Facility to extend its term and expect that the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun, a significant stockholder, will be released in exchange for Treasure Success and Jerash Holdings agreeing to guarantee the amounts under the Secured Credit Facility. The release of these guarantees will personally benefit Mr. Choi and Mr. Ng but will require Jerash Holdings and Treasurer Success to incur potential liability in connection with their guarantee. Our majority stockholders may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, the Company’s operating results will be negatively impacted.

Our revenues and cash requirements are affected by the seasonal nature of our business.

A significant portion of our revenues are received during the first six months of our fiscal year, or from April through September. A majority of our VF Corporation orders are derived from winter season fashions, the sales of which occur in the spring and summer and are merchandized by VF Corporation during the autumn months (September through November). As such, the second half of our fiscal year reflect lower sales in anticipation of the spring and summer seasons.

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

Our direct and indirect customers are in the clothing retail industry, which is subject to substantial cyclical variations and is strongly affected by any downturn or slowdown in the general economy.  Factors in the clothing retail industry that may influence our operating results from quarter to quarter include:

•	the volume and timing of customer orders we receive during the quarter;
•	the timing and magnitude of our customers’ marketing campaigns;
•	the loss or addition of a major customer or of a major retailer nomination;
•	the availability and pricing of materials for our products;
•	the increased expenses incurred in connection with introducing new products;
•	currency fluctuations;
•	political factors that may affect the expected flow of commerce; and
•	delays caused by third parties.

In addition, uncertainty over future economic prospects could have a material adverse effect on our results of operations. Many factors affect the level of consumer spending in the clothing retail industry, including, among others:

•	general business conditions;
•	interest rates;
•	the availability of consumer credit;
•	taxation; and
•	consumer confidence in future economic conditions.

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

We have previously experienced material weaknesses in our internal control over financial reporting. If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately and timely disclose information about our financial results or prevent fraud. Any inability to accurately and timely disclose financial results could harm our business and reputation and cause the market price of our common stock to decline.

A system of financial controls and procedures is necessary to ensure that information about our financial results is recorded, processed, summarized and reported in an accurate and timely fashion. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot disclose required information or provide reliable financial reports, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation may be harmed. Our independent registered public accounting firm previously identified that we had a material weakness because we lacked sufficient personnel with an appropriate level of knowledge of accounting principles generally accepted by the United States of America (“U.S. GAAP”) and financial reporting. Although we have taken certain steps to address this deficiency, it is possible that we may have a material weakness identified in the future if the controls and procedures we have implemented are inadequate. We are undertaking a review of our internal controls over financial reporting pursuant to Sarbanes-Oxley Rule 404 and will implement any changes recommended by the review.

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

U.S. Federal Income Tax Reforms could adversely affect us.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “TCJ Act”). The TCJ Act makes broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (the “Toll Charge”), which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. The Toll Charge will be paid over an eight-year period, starting in 2018, and will not accrue interest. The TCJ Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. Our preliminary estimate of the Toll Charge is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJ Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries, and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJ Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations or financial conditions. While we do not anticipate that the GILTI will have a material impact on our financial results, we may have to accrue for GILTI in fiscal 2019, which will have an impact on our financial results for fiscal 2019.

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

We are a holding company that does not conduct any business operations of our own. As a result, we rely on cash dividends and distributions and other transfers from our operating subsidiaries to meet our obligations. The deterioration of income from, or other available assets of, our operating subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us, which in turn could adversely affect our financial condition and results of operations.

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

We benefit from exemptions from customs duties and import quotas due to our location in Al Tajamouat Industrial City, a Qualifying Industrial Zone in Amman, Jordan, and the free trade agreements with the United States. QIZs are industrial parks that house manufacturing operations in Jordan and Egypt. They are special free trade zones established in collaboration with Israel to take advantage of the free trade agreements between the United States and Israel. Under the trade agreement between Jordan and the United States, goods produced in QIZ areas can directly access U.S. markets without tariff or quota restrictions if they satisfy certain criteria. If there is a change in such benefits or if any such agreements were terminated, our profitability may be reduced.

President Donald Trump expresses antipathy towards existing and proposed trade agreements, has called for greater restrictions on free trade generally, has announced significant increases on tariffs on goods imported into the United States, and has withdrawn the United States from certain trade agreements including the Trans-Pacific Partnership. It remains unclear what specifically President Trump would or would not do with respect to trade agreements, tariffs and duties relating to products manufactured in Jordan. If President Trump takes action or publicly speaks out about the need to terminate or re-negotiate existing free trade agreements on which we rely, or in favor of restricting free trade or increasing tariffs and duties applicable to our products, such actions may adversely affect our sales and have a material adverse impact on our business, results of operations and cash flows.

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

From time to time Jordan has experienced instances of civil unrest, terrorism and hostilities among neighboring countries, including Syria and Israel. A peace agreement between Israel and Jordan was signed in 1994. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Jordanian economy and our operations by disrupting operations and communications and making travel within Jordan more difficult and less desirable. In late May 2018, protests about a proposed tax bill began throughout Jordan. On June 5, 2018, King Abdullah II of Jordan responded to the protests by removing and replacing Jordan’s prime minister. If political uncertainty rises in Jordan, our business, financial condition, results of operations and cash flows may be negatively impacted.

Political or social tensions also could create a greater perception that investments in companies with Jordanian operations involve a high degree of risk, which could adversely affect the market price of our common stock. We do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars, which could subject us to significant financial losses. The realization of any of these risks could cause a material adverse effect on our business, financial condition, results of operations and cash flows.

We may face interruption of production and services due to increased security measures in response to terrorism.

Our business depends on the free flow of products and services through the channels of commerce. In response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services may be slowed or stopped altogether. Extensive delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential delays. We may also experience delays in receiving payments from payors that have been affected by the terrorist activities. The United States economy in general may be adversely affected by terrorist activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

We are subject to regulatory and political uncertainties in Jordan.

We conduct substantially all of our business and operations in Jordan. Consequently, government policies and regulations, including tax policies, in Jordan will impact our financial performance and the market price of our common stock.

Jordan is a constitutional monarchy, but the King holds wide executive and legislative powers. The ruling family has taken initiatives that support the economic growth of the country. However, there is no assurance that such initiatives will be successful or will continue. The rate of economic liberalization could change, and specific laws and policies affecting manufacturing companies, foreign investments, currency exchange rates and other matters affecting investments in Jordan could change as well. A significant change in Jordan’s economic policy or any social or political uncertainties that impact economic policy in Jordan could adversely affect business and economic conditions in Jordan generally and our business and prospects.

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

Our stockholders may face difficulties in protecting their interests and exercising their rights as a stockholder of ours because we conduct substantially all of our operations in Jordan and certain of our officers and directors reside outside of the United States.

Certain of our officers and directors reside outside the United States. Therefore, our stockholders may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in any of these jurisdictions based upon U.S. laws, including the federal securities laws or other foreign laws against us, our officers and directors. Furthermore, we conduct substantially all of our operations in Jordan through our operating subsidiaries. Because the majority of our assets are located outside the United States, any judgment obtained in the United States against us or certain of our directors and officers may not be collectible within the United States.

Risk Factors Relating to our Securities

If we fail to comply with the continuing listing standards of the Nasdaq, our common stock could be delisted from the exchange.

If we were unable to meet the Nasdaq continued listing requirements, our common stock could be delisted from the Nasdaq. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, being delisted from Nasdaq could have an adverse effect on our ability to raise capital in the public or private equity markets.

Our majority stockholders will control the Company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Three of our stockholders beneficially own approximately 71.5% of our outstanding common stock as of June 28, 2018 our other stockholders do not have any ability to exercise control over us, and such entities and individuals will have the ability, acting together, to elect all of our directors and to substantially influence the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Company, (ii) a sale of all or substantially all of our assets; and (iii) amendments to our corporate documents. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals.

Our stockholders’ ownership interest in us may be diluted by exercises of currently outstanding or committed warrants.

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

Also in connection with the Private Placement, we issued five-year warrants to purchase up to 79,000 shares of our common stock to various accredited investors at an exercise price of $6.25 per share. Such warrants expire on May 15, 2022 with respect to 54,000 warrants, August 18, 2022 with respect to 20,000 warrants, and September 27, 2022 with respect to 5,000 warrants. We have also issued a five-year warrant to our board observer to purchase up to 50,000 shares of common stock. The warrant has an exercise price of $5.00 per share and may be converted by means of a cashless exercise during the term of the warrant. This warrant may be exercised any time until May 15, 2022.

Finally, in connection with our initial public offering, we issued to the underwriter and its affiliates warrants to purchase 57,200 shares of common stock at an exercise price of $8.75 per share and an expiration date of May 2, 2023.

To the extent any of the foregoing warrants are exercised, our stockholders’ ownership interest in us will be diluted, which may reduce the market price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause the market price of our common stock to decline.

We may issue additional securities in the future. Pursuant to our 2018 Stock Incentive Plan, we may issue up to 1,484,250 shares of common stock to certain members of management and key employees of the Company.

Future sales and issuances of our common stock or rights to purchase our common stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities, our stockholders may be materially diluted. New investors in any future transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our common stock, our stock price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our industry and our market. If no analyst elects to cover us and publish research or reports about us, the market for our common stock could be severely limited and our stock price could be adversely affected. In addition, if one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us issue negative reports or adversely change their recommendations regarding our common stock, the market price of our common stock could decline.

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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

Our ongoing compliance efforts will increase general and administrative expenses and may divert management’s time and attention from the development of our business, which may adversely affect our financial condition and results of operations. We estimate that we may incur approximately $600,000 in costs during the fiscal year ending March 31, 2019 in connection with becoming a public company.

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

We will not be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until our annual report on Form 10-K for the fiscal year ending March 31, 2019. In addition, as a smaller reporting company, we are not required to obtain an auditor attestation of management’s evaluation of internal controls over financial reporting once such internal controls are in place. As a result, we may fail to identify and remediate a material weakness or deficiency in our internal control over financial reporting, which may cause our financial statements and related disclosure to contain material misstatements and could cause delays in filing required financial statements and related reports. Furthermore, the process of designing and implementing internal controls over financial reporting may divert our internal resources and take a significant amount of time and expense to complete. The actual or perceived risk associated with our lack of internal controls could cause investors to lose confidence in our reported financial information, which could negatively impact the market for our common stock and cause us to be unable to obtain additional financing on acceptable terms or at all, which could cause harm to our business and financial condition.

The reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors, which may lead to volatility and a decrease in the market price of our common stock.

For as long as we continue to be an emerging growth company, we may take advantage of exemptions from reporting requirements that apply to other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we may rely on these exemptions, which include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If investors find our common stock less attractive as a result of exemptions and reduced disclosure requirements, there may be a less active trading market for our common stock and our stock price may be more volatile or may decrease.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Jerash Garments owns an industrial building of approximately 8,300 square meters in Al Tajamouat Industrial City. The Group leases additional space totaling approximately 24,000 square meters in industrial buildings in Al Tajamouat Industrial City. In addition, the Group leases space for our workers in dormitories located inside and outside of Al Tajamouat Industrial City. Treasure Success leases its office space in Hong Kong from Ford Glory, pursuant to an agreement dated October 3, 2016 providing for rent in the amount of HK$21,600 (approximately $2,760) per month and having a one-year term with an option to extend the term for an additional year at the same rent. We expect this agreement to be renewed on similar terms. We also lease our headquarters in New York, New York, pursuant to an agreement dated January 1, 2018 providing for rent in the amount of $720 per month and having a six-month term with an option to extend the term for an additional six months at the same rent. The Group believes the real property that we own and lease is sufficient to conduct the Group’s operations as they are currently conducted.

In 2015, the Group commenced a project to build a 450 square meter workshop in the Tafilah Governorate of Jordan, which will primarily be used as a sewing workshop for Jerash Garments. This project is expected to cost approximately $230,000 to construct and is estimated to be completed during calendar year 2018.

In 2018, the Group commenced another project to build a 5,000 square meter workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed by the middle of calendar year 2019. This project is a joint project with the Jordanian Ministry of Labor and the Employment and Training Department in Jordan. Pursuant to the agreement between these parties, we guaranteed up to JOD125,000 or $176,000 for this project and agreed to employ at least 500 workers for the first 12 months following the completion of the project. The Ministry of Labor is financing the building of the workshop and the Employment and Training Department will support 50% of the workers’ salaries, as well as transportation and social security costs in the first 12 months following the completion of the project. We will use the workshop without rent for the first three years after we commence manufacturing in the workshop, after which time we anticipate entering into a lease agreement for the workshop. In the event that we do not comply with the terms of the agreement, we must pay the Ministry of Labor and the Employment and Training Department JOD250,000 or $353,000.

Item 3. Legal Proceedings.

We are not currently involved in any material legal proceedings. From time-to-time the Group is, and the Group anticipates that we will be, involved in legal proceedings, claims and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on the Group’s financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, the Group’s financial position and prospects could be harmed.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded and quoted on the Nasdaq Capital Market under the symbol “JRSH” since May 4, 2018. Before that, our stock was not traded on any stock exchange. As of June 28, 2018, there were 11,325,000 shares of common stock issued and outstanding held by approximately 400 stockholders of record.

On March 14, 2018, Jerash Holdings commenced its initial public offering of common stock pursuant to a registration statement on Form S-1 (File No. 333-222596) (the “IPO”). Upon the IPO’s closing on May 2, 2018, Jerash Holdings issued 1,430,000 shares of common stock. In addition, pursuant to the underwriting agreement with its placement agent for the IPO, Jerash Holdings issued warrants to purchase 57,200 shares of common stock to the placement agent and its affiliates. These warrants have an exercise price of $8.75 per share and may be converted by means of “cashless” exercise during the term of the warrant. These warrants will be exercisable on November 2, 2018 and until the fifth anniversary of their issuance.

The Group has declared and paid dividend of $5,307,500 in the fiscal year ended March 31, 2017. The Group did not declare any dividends for the fiscal year ended March 31, 2018. The Group does not intend to declare dividends in the near future as it anticipates that we will retain any future earnings for the development, operation and expansion of our business. We did not repurchase any of our common stock in the two years ended March 31, 2017 and March 31, 2018.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the Group’s consolidated financial statements and the related notes included elsewhere in this filing.

EXECUTIVE OVERVIEW

Overview

Jerash Holdings is a holding company organized as a corporation in Delaware in January 2016 with nominal or no assets or operations. Through our wholly owned operating subsidiaries, the Group is principally engaged in the manufacturing and exporting of customized, ready-made sport and outerwear from knitted fabric produced in the Group’s facilities in Jordan.

The Group is an approved manufacturer by many well-known brands and retailers, such as Walmart, Costco, Sears, Hanes, Columbia, Land’s End, VF Corporation (which owns brands such as The North Face, Nautica, Timberland, Wrangler, Lee, Jansport, etc.), and Philip-Van Heusen (which owns brands such as Calvin Klein, Tommy Hilfiger, IZOD, Speedo, etc.). Our production facilities are made up of three factory units and two warehouses and currently employ approximately 2,900 people. Our employees include local Jordanian workers as well as migrant workers from Bangladesh, Sri Lanka, India, Myanmar and Nepal. The total annual capacity at the Group’s facilities is approximately 6.5 million pieces (average for product categories including t-shirts, polos and jackets).

Merger

On May 11, 2017, we implemented the Merger via two transactions, the first being an equity contribution whereby the shareholders of Global Trend, contributed 100% of the outstanding capital stock of Global Trend to Jerash Holdings in exchange for an aggregate of 8,787,500 shares of common stock of Jerash Holdings with Global Trend becoming the wholly-owned subsidiary of Jerash Holdings. In the second transaction, Global Trend merged with and into Jerash Holdings with Jerash Holdings being the surviving entity, as a result of which Jerash Holdings became the direct parent of Global Trend’s wholly owned operating subsidiaries, Jerash Garments and Treasure Success.

Accounting Treatment of Merger

For accounting purposes, Global Trend is recognized as the accounting acquirer, and Jerash Holdings is the legal acquirer or accounting acquiree. As such, following the Merger, the historical financial statements of Global Trend are treated as the historical financial statements of the combined company. Accordingly, the financial information in this Annual Report on Form 10-K, including management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and the related notes thereto appearing elsewhere in this filing, reflect the consolidated financial statements of Global Trend, its subsidiaries and its affiliate, which includes as a variable interest entity Victory Apparel Jordan Company Limited (“Victory Apparel”). Victory Apparel was incorporated in Jordan in 2005 and it is a wholly owned subsidiary of WCL. Wealth Choice Limited (“WCL”) acquired Global Trend and Jerash Garments from two third-party individuals on March 21, 2012. On March 31, 2006, Victory Apparel purchased all of the property and equipment of Jerash Garments at an industrial building in Al Tajamouat Industrial City purchased by Jerash Garments on July 31, 2000. The land and building were not registered in Victory Apparel’s name, and Jerash Garments continued to hold the land and building in its name in trust for Victory Apparel. The declaration of trust was never registered with the Land Registry of Jordan, and on June 30, 2016, Victory Apparel and Jerash Garments dissolved the sale agreement, resulting in the property and equipment being owned free and clear by Jerash Garments. Victory Apparel does not currently have any material assets or operations of its own, and Mr. Choi and Mr. Lee, the Group’s significant stockholders who together indirectly own 100% of Victory Apparel through WCL, intend to dissolve the entity

Seasonality of Sales

A significant portion of our revenues are received during the first six months of our fiscal year. The majority of our VF Corporation orders are derived from winter season fashions, the sales of which occur in Spring and Summer and are merchandized by VF Corporation during the Autumn months (September through November). As such, the second half of our fiscal years reflect lower sales in anticipation of the spring and summer seasons. One of our strategies is to increase sales with other customers where clothing lines are stronger during the spring months. This strategy also reflects our current plan to increase the Group’s number of customers to mitigate our current concentration risk with VF Corporation.

Results of Operations

The following table presents certain information from our statement of income for fiscal years 2017 and 2018 and should be read, along with all of the information in this management’s discussion and analysis, in conjunction with the consolidated financial statements and related notes included elsewhere in this filing.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Years Ended March 31,
	2018		2017		Year over Year
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$69,296	100%	$62,041	100%	$7,255	12%
Cost of goods sold	51,342	74%	46,637	75%	4,705	10%
Gross profit	17,954	26%	15,404	25%	2,550	17%
Selling, general and administrative expenses	6,119	9%	4,706	8%	1,413	30%
Other expense, net	32	0%	50	0%	(18)	(36%)
Net income before taxation	$11,803	17%	$10,648	17%	$1,155	11%
Income tax expense	1,400		0		1,400	—
Net income	$10,403		10,648		(245)	(2.3%)

Revenue. Revenue increased by approximately $7.3 million or 12%, to approximately $69.3 million in fiscal 2018 from approximately $62.0 million in fiscal 2017. The growth was mainly the result of the expansion of our business with one of our major customers, particularly, in export product types with higher sales value, such as jackets, and the economic recovery of the U.S., which remains the Group’s major export destination. Approximately 88% and 90% of our products were exported to the U.S. in fiscal 2018 and 2017 respectively.

As a garment manufacturing group, we excel in manufacturing sport and outerwear and derive most of our revenue from the manufacturing and sales of sport and outerwear, which is the only segment in which we operate.

The table below presents our revenues for fiscal years 2017 and 2018 by geographic area.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Years Ended March 31,
	2018		2017		Year over Year
Region	Amount	%	Amount	%	Amount	%
United States	$61,239	88%	$55,779	90%	$5,460	10%
Jordan	7,268	11%	5,969	10%	1,299	22%
Others	789	1%	293	0%	496	169%
Total	$69,296	100%	$62,041	100%	$7,255	12%

Since December 2001, all apparel manufactured in Jordan could be exported to the U.S. without duty imposed, pursuant to the U.S. Customs and Border Protection Jordan Free Trade Treaty. This treaty provides substantial competitiveness and benefit for us to expand the Group’s garment export business in the U.S. Our sales to the U.S. increased by approximately 9.8% in fiscal 2018 compared to fiscal 2017. According to the Major Shippers Report issued by the Office of Textiles and Apparel under the U.S. Department of Commerce, U.S. apparel import from Jordan increased by approximately 6.7% from $1.30 billion in the fiscal year ended March 31, 2017 to approximately $1.38 billion in the fiscal year ended March 31, 2018. The Group’s sales growth ratio has been exceeding the industrial average growth ratio, and the Group still has plenty of room to expand our garment export business in the U.S., as Jerash accounts for only 4.8% of the total Jordanian garment exports to the U.S., according to The World Bank.

Cost of goods sold. Following the growth in sales revenue, our cost of goods sold increased by approximately $4.7 million or 10%, to approximately $51.3 million in fiscal 2018 from approximately $46.6 million in fiscal 2017. As a percentage of revenues, the cost of goods sold decreased by approximately 1% to 74% in fiscal 2018 from 75% in fiscal 2017. The slight decrease in cost of goods sold as a percentage of revenues was primarily attributable to higher selling price and lower fixed cost per unit due to the increase of production volume.

Gross profit margin. Gross profit margin was approximately 26% in fiscal 2018, which increased by approximately 1% from 25% in fiscal 2017. The increase in gross profit margin was primarily driven by higher selling price, economies of scale in general, and improved production efficiency.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 30% from approximately $4.7 million in fiscal 2017 to approximately $6.1 million in fiscal 2018. The increase was mainly attributable to the full year operational expenses of approximately $1.0 million of a company established in Hong Kong for sales and marketing functions in fiscal 2018 (the company had operated for approximately six months in fiscal 2017 after it began operations in October 2016), legal and professional fees for the Merger, private placement completed in fiscal 2018 and initial public offering that closed during the first quarter of fiscal 2019, stock-based compensation expense of $116,578 recognized for warrants issued in fiscal 2018, and additional bank charges resulting from the utilization of bank facilities granted by HSBC in August 2017, as further discussed below in “— Credit Facilities.”

Other expense, net. Other expense, net was approximately $32,000 and $50,000 in fiscal 2018 and 2017, respectively which were relatively consistent in both years.

Net income before taxation. Net income for the year ended March 31, 2018 increased by approximately 11% from approximately $10.6 million to approximately $11.8 million. The increase was mainly attributable to the increase in inventory turnover by approximately 12% and the improvement in gross profit margin from approximately 25% in fiscal 2017 to approximately 26% in fiscal 2018, for the reasons mentioned above.

Income tax expenses. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. The Tax Act makes broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (the “Toll Charge”), which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. The Toll Charge will be paid over an eight-year period, starting in 2018, and will not accrue interest. The Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. Generally, accounting for the impacts of newly enacted tax legislation. Including the Toll Charge, is required to be completed in the period of enactment, however in response to the complexities and ambiguity surrounding the Tax Act, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) to provide companies with relief around the initial accounting for the Tax Act. Pursuant to SAB 118, the SEC has provided a one-year measurement period for companies to analyze and finalize accounting for the Tax Act. During the one-year measurement period, SAB 118 allows companies to recognize provisional amounts when reasonable estimates can be made for the impacts resulting from the Tax Act. We will finalize accounting for the Tax Act during the one-year measurement period, and any adjustments to the provisional amounts will be included in income tax expense or benefit in the appropriate period, and disclosed if material, in accordance with guidance provided by SAB 118.

While our accounting for the Tax Act is not complete, we have recognized a provisional charge (based on information available as of June 4, 2018) of approximately $1.4 million related to the Toll Charge. To determine the amount of the Toll Charge, we must determine, in addition to other factors, the amount of post-1986 foreign earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, if any.

The income tax payable attributable to the Toll Charge is due over an eight-year period beginning in 2018. At March 31, 2018, an income tax payable of $1.4 million attributable to the transition tax is reflected in the Consolidated Balance Sheet.

The Tax Act has significant complexity and our final tax liability may materially differ from provisional estimates due to additional guidance and regulations that may be issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) and state and local tax authorities, and for Jerash’s finalization of the relevant calculations required by the new tax legislation.

We continue to analyze the provisions of the Tax Act which are effective after December 30, 2017, including but not limited to the imposition of GILTI.

Under GAAP, companies are allowed to make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. We have not completed our analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided under SAB 118.

Net income. Net income was $10.4 million and $10.6 million in fiscal 2018 and 2017, respectively. The slight decrease was attributable to the $1.4 million one-time repatriation tax provided for in fiscal 2018 which is to be paid over eight years.

Liquidity and Capital Resources

Jerash Holdings is a holding company incorporated in Delaware. As a holding company, we rely on dividends and other distributions from our Jordanian subsidiaries to satisfy our liquidity requirements. Current Jordanian regulations permit the Group’s Jordanian subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. In addition, our Jordanian subsidiaries are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. The Group has relied on direct payments of expenses by the Group’s subsidiaries (which generate revenues), to meet the Group’s obligations to date. To the extent payments are due in U.S. dollars, the Group has occasionally paid such amounts in Jordanian Dinar to an entity controlled by the Group’s management capable of paying such amounts in U.S. dollars. Such transactions have been made at prevailing exchange rates and have resulted in immaterial losses or gains on currency exchange but no other profit.

As of March 31, 2018, we had cash of approximately $8.6 million and restricted cash of approximately $3.6 million compared to cash of approximately $3.7 million and restricted cash of approximately $0.5 million as of March 31, 2017, which was mainly the security deposit for obtaining the credit facilities from HSBC.

Our current assets as of March 31, 2018 were approximately $36.9 million, and our current liabilities were approximately $7.9 million, which resulted in a current ratio of approximately 4.7:1. Our current assets as of March 31, 2017 were approximately $30.3 million, and our current liabilities were approximately $11.9 million, which resulted in a current ratio of approximately 2.5:1. Total equity as of March 31, 2018 and 2017 was approximately $34.1 million and 22.0 million, respectively.

We had net working capital of $29.0 million and $18.4 million as of March 31, 2018 and 2017, respectively. Based on the Group’s current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date this document is filed.

We have funded our working capital needs from operations. The Group’s working capital requirements are influenced by the level of the Group’s operations, the numerical and dollar volume of the Group’s sales contracts, the progress of execution on the Group’s customer contracts, and the timing of accounts receivable collections.

Credit Facilities

On May 29, 2017, the Group’s wholly owned subsidiary, Treasure Success, entered into a facility letter (“Facility Letter”) with Hong Kong and Shanghai Banking Corporation (“HSBC”) to provide credit to the Group. Under the terms of the Facility Letter, the Group has a total credit limit of $8,000,000. The Group anticipates amending the Facility Letter to extend the term of the facility with substantially similar terms. The Facility Letter currently provides us with various credit facilities for importing and settling payment for goods purchased from the Group’s suppliers. The available credit facilities as described in greater detail below includes an import facility, import facilities with loan against import, trust receipts, clean import loan, and advances to us against purchase orders. HSBC charges an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to the release of goods immediately on the Group’s documentary credit. LIBOR was 1.88% and HIBOR was 0.99% at March 31, 2018.

HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000 and iii) 0.0625% for balance in excess of $100,000 and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to trust receipts whereby HSBC has title to the goods or merchandise released immediately to us. HSBC has approved certain of the Group’s suppliers that are eligible to use clean import loans. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000 and iii) 0.0625% for balance in excess of $100,000 and an interest of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to clean import loans or release of the goods or merchandise based on evidence of delivery or invoice. HSBC will advance up to 70% of the purchase order value in the Group’s favor. HSBC charges a handling fee of 0.25% and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to advances.

The Facility Letter is collateralized by the guarantees of Jerash Holdings (US), Inc, Jerash Garments, and the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun. Jerash Garments is also required to maintain an account at HSBC for receiving payments from VF Sourcing Asia S.A.R.L. and its related companies. In addition, to secure the Facility Letter, the Group granted HSBC a charge of $3,000,000 over the Company’s deposits. This charge is accounted for as restricted cash in our balance sheet at March 31, 2018. Following the anticipated amendment of the Facility Letter, the Group anticipates that the personal guarantees of Mr. Choi and Mr. Ng, along with the charge over the Group’s deposits will be released in exchange for the addition of Jerash Garments to the Facility Letter, along with Treasure Success and Jerash Holdings providing guarantees of Jerash Garments’ payments under the Facility Letter.

The Facility Letter is subject to review at any time and valid until May 1, 2018. HSBC has discretion on whether to renew the Facility Letter prior to expiration and the Group is currently negotiating an extension of the Facility Letter on similar terms. As of March 31, 2018, $624,772 was outstanding under the Facility Letter. Borrowings under the Facility Letter are due within 120 days of each borrowing date or upon demand by HSBC.

On June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting / Factoring Agreement and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “Factoring Agreement”) with HSBC for certain debt purchase services related to the Group’s accounts receivables. The Group anticipates amending the Factoring Agreement to extend the term of the facility with substantially similar terms. Under the current terms of the Factoring Agreement, the Group may borrow up to $12,000,000. In exchange for advances on eligible invoices from HSBC for the Group’s approved customers, HSBC charges a fee to advance such payments at a discounting charge of 1.5% per annum over 1-month LIBOR or HIBOR, as applicable. Such fee accrues on a daily basis on the amount of funds in use. HSBC has final determination of the percentage amount available for prepayment from each of the Group’s approved customers. The Group may not prepay an amount from a customer in excess of 85% of the funds available for borrowing. As of March 31, 2018, $355,423 was outstanding under the Invoice Discounting / Factoring Agreement.

HSBC also provides credit protection and debt services related to each of the Group’s preapproved customers. For any approved debts or collections assigned to HSBC, HSBC charges a flat fee of 0.35% on the face value of the invoice for such debt or collection. The Group may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. The Group may receive advances on invoices that are due within 30 days of the delivery of the Group’s goods, defined as the maximum invoicing period.

The advances made by HSBC are collateralized by the guarantees of us and Jerash Garments, and the personal guarantees by Mr. Choi and Mr. Ng Tsze Lun. In addition, to secure the Factoring Agreement, the Group granted HSBC a charge of $3,000,000 over the Group’s deposits. If the Group fails to pay any sum due to HSBC, HSBC may charge a default interest at the rate of 8.5% per annum over the best lending rate quoted by HSBC on such defaulted amount. Following the anticipated amendment of the Factoring Agreement, the Group anticipates that the personal guarantees of Mr. Choi and Mr. Ng, along with the charge over the Group’s deposits will be released in exchange for the addition of Jerash Garments to the Factoring Agreement, along with Treasure Success and Jerash Holdings providing guarantees of Jerash Garments’ payments under the Factoring Agreement.

The Factoring Agreement is subject to the review by HSBC at any time, and valid until May 1, 2018 and we are in the process of negotiating an extension on similar terms. Either party may terminate the agreement subject to a 30-day notice period. As of March 31, 2018, there was $355,423 outstanding under the Factoring Agreement. Amounts borrowed under the Factoring Agreement are due within 120 days of each borrowing date or upon demand by HSBC.

Years ended March 31, 2018 and 2017

The following table sets forth a summary of the Group’s cash flows for the fiscal years ended March 31, 2017 and 2018.

(All in amounts in thousands of U.S. dollars)

	2018	2017
Net cash provided by operating activities	$5,164	$7,677
Net cash used in investing activities	(541)	(829)
Net cash provided (used) in financing activities	325	(6,000)
Effect of exchange rate changes on cash	(4)	(18)
Net increase in cash	4,944	830
Cash, beginning of year	3,654	2,824
Cash, end of year	$8,598	$3,654

Non-cash financing activities
Warrants issued to placement agent in connection with the private placement	162	—
Prepaid stock issuance cost netted with proceeds from private placement	239	—

Operating Activities

Net cash provided by operating activities was approximately $5.2 million in fiscal 2018, compared to net cash provided by operating activities of approximately $7.7 million in fiscal 2017. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

•	Accounts payable decreased by approximately $5.5 million in fiscal 2018, compared to an increase of accounts payable of approximately $10 million in fiscal 2017, due to payments being made earlier than in fiscal 2017.
•	Accounts payable – related parties decreased by approximately $5.9 million in fiscal 2017, compared to no change in fiscal 2018, which was primarily attributable to the Company conducting business directly with its vendors rather than through its affiliates during fiscal 2018.
•	Accounts receivable – related party decreased by approximately $2.3 million in fiscal 2018, compared to an increase of approximately $2.3 million in fiscal 2017, due to the Company’s affiliate’s collection of receivables on behalf of the Company pursuant to the support arrangement with that affiliate in the fiscal year ending March 31, 2018.
•	Advance to suppliers increased by approximately $1.1 million in fiscal 2018, which was primarily attributable to Treasure Success starting to purchase directly from its suppliers in December 2017.

Investing Activities

Net cash used in investing activities was approximately $0.5 million and $0.8 million for the years ended March 31, 2018 and 2017, respectively. The lower net cash used in investing activities was a combined result of a $0.4 million increase in property, plant, and equipment, and a $0.7 million decrease in other receivables – related party.

Financing Activities

Net cash provided by financing activities was approximately $0.3 million for the year ended March 31, 2018. The cash inflow was resulted from the net proceeds from a private placement of approximately $1.8 million, proceeds from short-term loans of approximately $1 million and repayment of amounts due from shareholders of approximately $0.7 million, and an increase of restricted cash of approximately $3.1 million.

Non-cash Financing Activities

The Group has non-cash financing activities related to the placement of common stocks in fiscal 2018. Expense recognized for warrants issued to the placement agent in connection with the private placement was $161,926. There was also a prepaid stock issuance cost of $239,105 netted with proceeds from the private placement.

Statutory Reserves

In accordance with the Corporate Law in Jordan, Jerash Holdings’ subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As the statutory reserve balance was reached prior to fiscal 2015, there was no additional appropriation into the statutory reserve in fiscal 2017 and 2018.

The following table provides the amount of the Group’s statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of March 31, 2017 and 2018.

(All in amounts, other than percentages, in thousands of U.S. dollars)

	As of March 31,
	2018	2017
Statutory Reserves	$72	$72
Total Restricted Net Assets	$72	$72
Consolidated Net Assets	$34,057	$22,018
Restricted Net Assets as Percentage of Consolidated Net Assets	0.21%	0.33%

Total restricted net assets accounted for approximately 0.21% of the Group’s consolidated net assets as of March 31, 2018. As the Group’s subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves and it has reached the maximum amount. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $0.9 million and $0.5 million in fiscal 2018 and 2017, respectively, for purchases of equipment in connection with our business activities and to increase capacity. Additions in plant and machinery amounted to approximately $0.6 million and $0.2 million in fiscal 2018 and 2017, respectively, and additions to leasehold improvements amounted to approximately $0.2 million and $0.3 million in fiscal 2018 and 2017, respectively.

In 2015, the Group commenced a project to build a 450 square meter workshop in the Tafilah Governorate of Jordan, which will primarily be used as a sewing workshop for Jerash Garments. This project is expected to cost $230,000 and is expected to be completed during calendar year 2018. In 2018, the Group commenced another project to build a 5,000 square meter workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed in the middle of calendar year 2019. Provided that we satisfy certain employment requirements over certain time periods, we do not anticipate incurring any significant costs for the project, which is being constructed in conjunction with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. In the event we breach our agreement with these government agencies, we will have to pay such agencies JOD250,000 or $353,000. See Item 2. Properties above for more information regarding this workshop.

The Group projected that there will be an aggregate of approximately $1.7 million of capital expenditures in both fiscal 2019 and 2020 for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. The Group has used cash generated from our subsidiaries’ operations to fund our capital commitments in the past and anticipate using such funds and proceeds received from our initial public offering to fund capital expenditure commitments in the future.

Off-balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, the Group has not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in the Group’s consolidated financial statements.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted by the United States of America (“U.S. GAAP”), which require us to make judgments, estimates and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past two years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

We believe that the following accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. Accordingly, these are the policies that we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition

Revenue from product sales is recognized, net of estimated provisions for sales allowances and returns, when the merchandise is shipped, and title is transferred. Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); (ii) delivery of goods has occurred and risks and benefits of ownership have been transferred (which is when the goods are received by the customer at its designated location in accordance with the sales terms); (iii) the sales price is both fixed and determinable, and (iv) collectability is reasonably assured. Most of the Company’s products are custom-made for large brand-name retailers. Historically, sales returns have been minimal.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing with a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of March 31, 2018 and 2017.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018 using a prospective application. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018, which did not have a material impact on the Company’s consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The Company does not expect the future impact to be material to the consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”). Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Topic 606 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which defers the effective date for Topic 606 by one year. For public entities, the guidance in Topic 606 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, Topic 606 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net),” which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Preliminarily, the Company plans to adopt Topic 606 using the retrospective transition method and is continuing to evaluate the impact its pending adoption of Topic 606 will have on its consolidated financial statements. The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in Topic 606. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time. The Company plans to adopt this pronouncement for our fiscal year ending March 31, 2019 and all interim periods within.

In February 2016, the FASB issued ASU No. 2016-02, "Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet with a corresponding liability and disclosing key information about leasing arrangements. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the impact of the adoption of this revised guidance on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Jerash Holdings (US), Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jerash Holdings (US), Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

New York, New York

June 28, 2018

JERASH HOLDINGS (US), INC.,
SUBSIDIARIES AND AFFILIATE

CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017

ASSETS
Current Assets:
Cash	$8,597,830	$3,654,373
Accounts receivable	5,247,090	2,776,314
Accounts receivable - related party	50,027	2,343,892
Other receivable - related party	-	336,746
Due from shareholders	-	692,500
Inventories	20,293,392	19,151,609
Prepaid expenses and other current assets	1,533,868	1,303,230
Advance to suppliers	1,128,079	-
Total Current Assets	36,850,286	30,258,664

Restricted cash	3,598,280	478,388
Property, plant and equipment, net	2,819,715	3,160,242
Total Assets	$43,268,281	$33,897,294

LIABILITIES AND EQUITY
Current Liabilities:
Credit facilities	$980,195	$-
Accounts payable	4,776,812	10,253,053
Accrued expenses	1,175,427	464,476
Income tax payable	112,000	-
Other payables	878,987	1,161,975
Total Current Liabilities	7,923,421	11,879,504

Income tax payable-non current	1,288,000	-
Total Liabilities	9,211,421	11,879,504

Commitments and Contingencies

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 15,000,000 shares authorized; 9,895,000 shares and 8,787,500 shares issued and outstanding as of March 31, 2018 and 2017 respectively.	9,895	8,788
Additional paid-in capital	2,742,158	1,091,212
Statutory reserve	71,699	71,699
Retained earnings	30,948,006	20,537,889
Accumulated other comprehensive loss	(24,502)	(8,395)
Total Jerash Holdings (US), Inc.'s Shareholders' Equity	33,747,256	21,701,193

Noncontrolling interest	309,604	316,597
Total Equity	34,056,860	22,017,790

Total Liabilities and Equity	$43,268,281	$33,897,294

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,
SUBSIDIARIES AND AFFILIATE

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended March 31,
	2018	2017

Revenue, net from related party	$-	$23,350,919
Revenue, net from third parties	69,295,698	38,689,670
Revenue, net	69,295,698	62,040,589
Cost of goods sold	51,342,020	46,636,992
Gross Profit	17,953,678	15,403,597

Selling, general and administrative expenses	6,119,030	4,705,498
Total Operating Expenses	6,119,030	4,705,498

Income from Operations	11,834,648	10,698,099

Other Expense:
Other expense, net	31,369	50,318
Total other expense, net	31,369	50,318

Net Income before provision for income taxes	11,803,279	10,647,781

Income tax expense	1,400,000

Net Income	10,403,279	10,647,781

Net loss attributable to noncontrolling interest	6,838	44,608
Net income attributable to Jerash Holdings (US), Inc.'s
Common Shareholders	$10,410,117	10,692,389

Net Income	$10,403,279	$10,647,781
Other Comprehensive Loss:
Foreign currency translation loss	(16,262)	(39,978)
Total Comprehensive Income	10,387,017	10,607,803
Comprehensive loss attributable to noncontrolling interest	6,993	45,505
Comprehensive Income Attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$10,394,010	$10,653,308

Earnings Per Share Attributable to Common Shareholders:
Basic and diluted	$1.07	$1.22

Weighted Average Number of Shares
Basic and diluted	9,735,651	8,787,500

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC., SUBSIDIARIES AND AFFILIATE

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED MARCH 31, 2018

					Additional			Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income (Loss)	Interest	Equity
Balance at March 31, 2016	-	$-	8,787,500	$8,788	$1,091,212	$71,699	$15,153,000	$30,686	$362,102	$16,717,487

Net income	-	-	-	-	-	-	10,692,389	-	(44,608)	10,647,781
Dividend distribution							(5,307,500)			(5,307,500)
Foreign currency translation gain	-	-	-	-	-	-	-	(39,081)	(897)	(39,978)

Balance at March 31, 2017	-	$-	8,787,500	$8,788	$1,091,212	$71,699	$20,537,889	$(8,395)	$316,597	$22,017,790

Reverse recapitalization			712,500	712	288					1,000
Private placement – common stock and warrants issued, net of stock issuance costs of $444,475			395,000	395	1,534,080					1,534,475
Stock-based compensation expense for the warrant issued to the board observer.					116,578					116,578
Net income	-	-	-	-	-	-	10,410,117	-	(6,838)	10,403,279
Dividend distribution	-	-	-	-	-	-		-	-
Foreign currency translation loss	-	-	-	-	-	-	-	(16,107)	(155)	(16,262)

Balance at March 31, 2018	-	$-	9,895,000	$9,895	$2,742,158	$71,699	$30,948,006	$(24,502)	$309,604	$34,056,860

The accompanying Notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	10,403,279	10,647,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,216,973	1,322,946
Stock-based compensation expense	116,578	-
Changes in operating assets:
Accounts receivable	(2,472,680)	(2,778,320)
Account receivable - related party	2,293,190	(2,345,221)
Inventories	(1,151,531)	(2,684,465)
Prepaid expenses and other current assets	(470,441)	(84,682)
Advances to suppliers	(1,128,320)
Changes in operating liabilities:
Accounts payable	(5,472,312)	9,984,792
Accounts payable - related parties	-	(5,871,024)
Accrued expenses	711,332	61
Due to related parties	-	(345,799)
Other payables	(282,472)	(168,807)
Income tax payable	1,400,000	-
Net cash provided by operating activities	5,163,596	7,677,262

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(877,944)	(491,633)
Other receivable - related party	336,746	(336,937)
Net cash used in investing activities	(541,198)	(828,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distribution		(5,307,500)
Proceeds from short-term loan	980,403
Due from shareholders	692,500	(692,500)
Change in restricted cash	(3,120,794)	-
Net proceeds from private placement	1,772,845	-
Net cash provided by (used in) financing activities	324,954	(6,000,000)

EFFECT OF EXCHANGE RATES CHANGES ON CASH	(3,895)	(18,293)

NET INCREASE IN CASH	4,943,457	830,399

CASH, BEGINNING OF THE YEAR	3,654,373	2,823,974

CASH, ENDING OF THE YEAR	$8,597,830	$3,654,373

Non-cash financing activities
Warrants issued to placement agent in connection with the private placement	161,926
Prepaid stock issuance cost netted with proceeds from private placement	239,105

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Jerash Holdings (US), Inc. (“Jerash Holdings”) is a corporation established under the laws of the State of Delaware on January 20, 2016. Jerash Holdings is a parent holding company with no operations.

Global Trend Investment Limited (“GTI”) was a limited company that was incorporated in the British Virgin Islands (“BVI”) on July 5, 2000 and was owned by two individuals and a BVI corporation, Merlotte Enterprise Limited, which is wholly owned by Choi Lin Hung (“Mr. Choi”), the Company’s President, Chief Executive Officer, Chairman and Treasurer. Previously, GTI was wholly-owned by Wealth Choice Limited (“WCL”), a BVI corporation, and Mr. Choi is also one of the beneficial owners of WCL and its subsidiaries. In September 2016, WCL transferred its ownership in GTI and its subsidiaries to Merlotte Enterprise Limited and an individual shareholder, and in October 2016, the individual shareholder transferred approximately 22% of its shares to another individual shareholder.

Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) is a wholly owned subsidiary of Jerash Holdings and was the wholly owned subsidiary of GTI prior to the Merger described below. Jerash Garments was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”) as a limited liability company on November 26, 2000 with declared capital of 50,000 Jordanian Dinar (“JOD”) (approximately US$70,500).

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both incorporated in Amman, Jordan as limited liability companies on March 11, 2013 and June 13, 2013, respectively, with declared capital of JOD 50,000 each. Jerash Embroidery and Chinese Garments were initially established under the name of Jerash Garments’ nominated agent but were controlled and fully funded by Jerash Garments. On January 1, 2015, the nominated agent entered into an equity transfer agreement with Jerash Garments, in which the nominated agent agreed to transfer 100% ownership interests of Jerash Embroidery and Chinese Garments to Jerash Garments (the “Equity Transfer”). Subsequent to the Equity Transfer, Jerash Embroidery and Chinese Garments became wholly owned subsidiaries of Jerash Garments. Jerash Garments, Jerash Embroidery and Chinese Garments were effectively controlled by the same controlling shareholders before and after the Equity Transfer. Thus, this transaction is considered a reorganization of entities under common control. The consolidations of Jerash Embroidery and Chinese Garments have been accounted for at their carrying amounts as of the beginning of the first period presented in the accompanying consolidated financial statements.

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

Although Jerash Garments does not own the equity interest of Victory Apparel, the Group’s President, Chief Executive Officer, Chairman, Treasurer and significant shareholder, Mr. Choi, is also a director of Victory Apparel and controls all decision-making for Victory Apparel along with the Group’s other significant shareholder, Mr. Lee Kian Tjiauw, who have the ability to control Victory Apparel’s financial affairs. In addition, Victory Apparel's equity at risk is not sufficient to permit it to operate without additional subordinated financial support from Mr. Choi. Based on these facts, the Group concluded that Jerash Garments has effective control over Victory Apparel due to Mr. Choi’s roles at both organizations and therefore Victory Apparel is considered a Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”) 810-10-05-08A. Accordingly, Jerash Garments consolidates Victory Apparel’s operating results, assets and liabilities.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasure Success International Limited (“Treasure Success”) was incorporated on July 5, 2016 in Hong Kong, China, and was wholly-owned by Mr. Choi, with the primary purpose to employ staff from China to support Jerash Garments' operations. On October 31, 2016, Mr. Choi transferred his 100% equity interest of Treasure Success to GTI. Treasure Success was inactive until October 2016. Treasure Success was consolidated as a VIE before October 31, 2016. The transfer was accounted for as a transfer between entities under common control.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of GTI and its subsidiaries and VIE. All significant intercompany balances and transactions have been eliminated in consolidation.

In accordance with accounting standards regarding the consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

As described in Note 1, management of the Company has concluded that Victory Apparel is a VIE, and that Jerash Garments is considered the primary beneficiary because it absorbs the risks and rewards of Victory Apparel; therefore, GTI consolidates Victory Apparel for financial reporting purposes. No noncontrolling interests result from the consolidation of Victory Apparel, which is 100% owned by WCL.

The following table sets forth the carrying amounts of the assets and liabilities of the VIE, Victory Apparel, which was included in the Company’s consolidated balance sheets:

	March 31, 2018	March 31, 2017
Current assets	$2,069	$2,096
Intercompany receivables*	311,527	321,317
Total assets	313,596	323,413

Third party current liabilities	(3,992)	(6,815)
Total liabilities	(3,992)	(6,815)
Net assets	$309,604	$316,598

* Receivables from Jerash Garments are eliminated upon consolidation.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Victory Apparel did not generate any income but incurred certain expenses for both years ended March 31, 2018 and 2017. The loss was $6,838 and $44,608 for the fiscal years ended March 31, 2018 and 2017, respectively.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates include allowance for doubtful accounts, valuation of inventory reserve and useful lives of buildings and other property. Actual results could differ from these estimates.

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of March 31, 2018, and 2017, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of cash used as security deposits to obtain credit facilities for the Company from a bank and to secure custom clearance under the requirements of local regulations. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These security deposits at the bank are refundable only when the bank facilities are terminated. The restricted cash is classified as a non-current asset since the Company has no intention to terminate these bank facilities within one year.

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing for a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of March 31, 2018 and 2017.

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

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of income and comprehensive income.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the years ended March 31, 2018 and 2017.

Revenue Recognition

Revenue from product sales is recognized, net of estimated provisions for sales allowances and returns, when the merchandise is shipped, and title is transferred. Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists (sales agreements and customer purchase orders are used to determine the existence of an arrangement); (ii) delivery of goods has occurred and risks and benefits of ownership have been transferred (which is when the goods are received by the customer at its designated location in accordance with the sales terms); (iii) the sales price is both fixed and determinable, and (iv) collectability is reasonably assured. Most of the Company’s products are custom-made for large brand-name retailers. Historically, sales returns have been minimal.

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenues. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $611,481 and $503,818 for the years ended March 31, 2018 and 2017, respectively.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings was incorporated in the State of Delaware and is subject to Federal income tax in the United States of America. GTI was incorporated in the BVI and is not subject to income taxes under the current laws of BVI. Treasure Success was registered in Hong Kong and has no operating profit for current tax liabilities. Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are subject to the regulations of Income Tax Department in Jordan. The Jordanian corporate income tax rate is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments' export sales to overseas customers is entitled to a 100% income tax exemption for a period of 10 years commencing from the first day of production. This exemption has been extended for 5 years until December 31, 2018. Jerash Garments can apply for further extension of the tax exemption upon expiration and expects to receive an extension to December 31, 2019, after which earnings will be subject to the corporate income tax rate for the industrial sector, presently 14%. The estimated tax savings as a result of the tax exemption of Jerash Garments totaled $1.8 and $1.5 million for the years ended March 31, 2018 and 2017, respectively. Per share effect of the tax exemption was $0.18 and $0.17 for the years ended March 31, 2018 and 2017.

Local sales of Jerash Garments are subject to income tax at a fixed rate of 14%. No tax provision was provided for the years ended March 31, 2018 and 2017 since there was no net income generated from local sales.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”, which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Deferred income taxes were immaterial, and accordingly, no deferred tax assets or liabilities were recognized as of March 31, 2018 and 2017.

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. Jordan income tax returns prior to 2015 are not subject to examination by any applicable tax authorities. No significant uncertainty in tax positions relating to income taxes have been incurred during the years ended March 31, 2018 and 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. The Tax Act makes broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (the “Transition Tax”), which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. The Toll Charge will be paid over an eight-year period, starting in 2018, and will not accrue interest. The change has caused the Company to record a one-time income tax charge to be paid over 8 years.

The Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$”) and the Company uses the Jordanian Dinar (“JOD”) as its functional currency, except Treasure Success, which uses the Hong Kong Dollar (“HKD”) as its functional currency. The assets and liabilities of the Company have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into U.S. dollars using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods, therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

	March 31, 2018	March 31, 2017
Period-end spot rate	US$1=JOD 0.7094	US$1=JOD 0.7090
	US$1=HKD 7.8490	US$1=HKD 7.7700
Average rate	US$1=JOD 0.7092	US$1=JOD 0.7086
	US$1=HKD 7.8091	US$1=HKD7.7580

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

•	Expected Term: the expected term of a warrant is the period of time that the warrant is expected to be outstanding.

•	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issued with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company uses the nearest interest rate from the available maturities.

•	Expected Stock Price Volatility: the Company utilizes comparable public company volatility over the same period of time as the life of the warrant.

•	Dividend Yield: Because the Company's does not expect to pay a dividend in the foreseeable future, a 0% dividend yield was used in valuing the stock-based awards.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. There is no anti-dilutive effect for the years ended March 31, 2018 and 2017.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, due from related parties, due from shareholders, accounts payable, accrued expenses, other payables and short-term loan to approximate the fair value of the respective assets and liabilities at March 31, 2018 and 2017 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2018, and 2017, $4,192,448 and $3,404,508 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of March 31, 2018, and 2017, $4,402,910 and $249,865 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of March 31, 2018, and 2017, $2,472 and $0 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company periodically monitors its cash management strategy to ensure that it is not subject to significant undue credit risk.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company's assessment of its customers' creditworthiness and its ongoing monitoring of outstanding balances.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer and vendor concentration risk

Prior to August 2016, substantially all of the Company’s sales were made to end-customers, through its affiliate (see Note 8), that are located primarily in the United States (see Note 10). Thereafter, the Company began selling directly to its customers. The Company’s operating results could be adversely affected by the U.S. government policy on exporting business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenues and purchases with specific customers and suppliers. For the fiscal years ended March 31, 2018 and 2017, one customer accounted for 79% of total revenue. For the fiscal year ended March 31, 2018, two customers accounted for 57% and 22% of the total accounts receivable balance, respectively. As of March 31, 2017, one customer accounted for 94% of the total accounts receivable balance.

For the fiscal year ended March 31, 2018, the Company purchased approximately 43% and 18% of its raw materials from two major suppliers, Onset Time Limited ("ONSET") and Duck San Enterprise Co., Ltd., respectively. For the fiscal year ended March 31, 2017, the Company purchased approximately 64% and 24% of its raw materials from ONSET and Value Plus (Macao Commercial Offshore) Limited (“VPMCO”), respectively (see Note 8). As of March 31, 2018, two suppliers accounted for 78% and 22% of the total advance to vendors balance, respectively. As of March 31, 2017, accounts payable to one major supplier accounted for 96% of the total accounts payable balance.

A loss of either of these customers or suppliers could adversely affect the operating results or cash flows of the Company.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business; less reasonably predictable costs of completion, disposal and transportation. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim reporting periods within those fiscal years. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018 using a prospective application. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of its fiscal year ended March 31, 2018, which did not have a material impact on the consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The Company does not expect the impact to be material to the consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), and for all other entities, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Preliminarily, the Company plans to adopt Topic 606 using the retrospective transition method and is continuing to evaluate the impact its pending adoption of Topic 606 will have on its consolidated financial statements. The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time. The Company will adopt this pronouncement for the year ending March 31, 2019 and all interim periods within.

In February 2016, the FASB issued ASU No. 2016-02, "Leases” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet with a corresponding liability and disclosing key information about leasing arrangements. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the impact of the adoption of this revised guidance on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim reporting periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The amendments should be applied using a retrospective transition method to each period presented. The adoption of this guidance will increase cash and cash equivalents by the amount of the restricted cash on the Company's consolidated statement of cash flows.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets” to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

NOTE 4 – ACCOUNTS RECEIVABLES, NET

The Company’s net accounts receivable is as follows:

	As of	As of
	March 31, 2018	March 31, 2017
Trade accounts receivable	$5,247,090	$2,776,314
Less: allowances for doubtful accounts	-	-
Accounts receivables, Net	$5,247,090	$2,776,314

As of March 31, 2018, the balance of accounts receivable also include $470,659 of the factored account receivable to be received from Hong Kong and Shanghai Banking Corporation (“HSBC”) under the Factoring Agreement.  There was no balance from the factored accounts receivable from HSBC as of March 31, 2017.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	March 31, 2018	March 31, 2017
Raw materials	$11,497,237	$9,265,201
Work-in-progress	2,073,509	1,493,258
Finished goods	6,722,646	8,393,150
Total inventory	$20,293,392	$19,151,609

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of March 31, 2018	As of March 31, 2017
Land	$61,048	$61,078
Property and buildings	432,347	432,562
Equipment and machinery	4,918,270	4,370,095
Office and electric equipment	505,356	472,918
Automobiles	372,084	302,714
Leasehold improvements	1,552,108	1,358,649
Subtotal	7,841,213	6,998,016
Construction in progress	217,494	206,246
Less: Accumulated Depreciation and Amortization	(5,238,992)	(4,044,020)
Property, Plant and Equipment, Net	$2,819,715	$3,160,242

Depreciation and amortization expense was $1,216,973 and $1,322,946 for the fiscal years ended March 31, 2018 and 2017, respectively.

Construction in progress represents costs of the Company’s two sewing workshops; the first one is a 450 square meter workshop in the Tafilah Governorate of Jordan, which is expected to be completed during calendar year 2018. The second one is a 5,000 square meter workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed in the middle of calendar year 2019.

NOTE 7 – EQUITY

Preferred Stock

The Company has 500,000 authorized shares of preferred stock with a par value of $0.001 per share, and with none issued and outstanding as of March 31, 2018 and March 31, 2017. The preferred stock can be issued by the Board of Directors of Jerash Holdings in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations or restrictions of such rights as the Board of Directors may determine from time to time.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As of both March 31, 2018 and 2017, the consolidated balance of the statutory reserve was $71,699.

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

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 15, 2017, Jerash Holdings also issued a five-year warrant to purchase up to 50,000 shares of its common stock pursuant to a letter agreement with one of its board advisors. The warrant has an exercise price of $5.00 per share and may be converted by means of “cashless” exercise during the term of the warrant. This warrant may be exercised any time after issuance through and including the five-year anniversary of the issuance date. Stock-based compensation expense recognized for the years ended March 31, 2018 and 2017 was $116,578 and $-0- respectively for this warrant.

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

During the year ended March 31, 2018, all of the outstanding warrants were fully vested and exercisable.

The fair value of these warrants granted was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Common Stock Warrants March 31, 2018
Expected term (in years)	5.0
Risk-free interest rate (%)	1.80% - 1.90%
Expected volatility (%)	52.2%
Dividend yield (%)	0.0%

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding at March 31, 2017	-	-
Granted	207,210	$5.69
Exercised	-	-
Cancelled	-	-
Warrants outstanding at March 31, 2018	207,210	$5.69

NOTE 8 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions
Ford Glory International Limited, or FGIL	Affiliate, subsidiary of FGH	Sales / Purchases
Value Plus (Macao Commercial Offshore) Limited (“VPMCO”)	Affiliate, subsidiary of FGH	Purchases
Wealth Choice Limited, or WCL	Shareholder of Victory Apparel	Working Capital Advances
Yukwise Limited (“Yukwise”)	Wholly-owned by Mr. Choi	Consulting Services
Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly-owned by a Significant Stockholder	Consulting Services

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of a sale and purchase agreement between one of the Company’s current individual shareholders and Victory City Investments Limited, the ultimate 51% shareholder of FGIL, dated July 13, 2016 (the “Sale and Purchase Agreement”), and effective since August 1, 2016, all rights, interests and benefits of any contracts that FGIL had at that time with any of the Company’s customers for products manufactured or to be manufactured by the Company, together with the costs and obligations relating to those contracts were transferred to the Company. Thereafter, the Company has been selling directly to end-customers and no longer through its affiliate, FGIL.

Related party balances:

a.	Accounts receivable – related party:

Accounts receivable from related party in connection with the collection of accounts receivable from end-customers on behalf of the Company due to the support arrangement during the transition period consisted of the following:

	As of March 31, 2018	As of March 31, 2017
FGIL	$50,027	$2,343,892

b.	Other receivables – related party:

	As of March 31, 2018	As of March 31, 2017
WCL	$-	$336,746

The balance due from WCL was interest-free and due upon demand. The balance as of March 31, 2017 was fully collected from WCL on June 15, 2017.

c.	Due from shareholders:

	As of March 31, 2018	As of March 31, 2017
Two individual shareholders	$-	$353,175
Merlotte Enterprise Limited	-	339,325
	$-	$692,500

The balance as of March 31, 2017 was fully collected from shareholders on May 8, 2017.

Related party transactions:

a.	Sales to related party:

Prior to August 2016, the Company sold merchandise to end-customers through its affiliate during the ordinary course of business. The sales made to related party consisted of the following:

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended March 31,
	2018	2017
Ford Glory	$-	$23,350,919

Pursuant to the Sale and Purchase Agreement, the Company has all rights, interests and benefits of the sales agreements signed with end-customers since August 2016, together with the costs and obligations of those agreements all belong to the Company. During the transition period, the Company’s affiliate supported the Company to complete the transition with no additional fees charged. For the years ended March 31, 2018 and 2017, $43,997,617 and $32,646,365 of sales were made with the support of Ford Glory.

b.	Purchases from related parties:

Before August 2016, the Company periodically purchased merchandise or raw materials from its affiliates during the ordinary course of business. The purchases from related parties consisted of the following:

	For the years ended March 31,
	2018	2017
VPMCO	$-	$5,161,134
Ford Glory	-	919,459
	$-	$6,080,593

For the year ended March 31, 2017, $2,162,525 and $562,644 of purchases were made with the support of VPMCO and FGIL with no profit earned and no fee charged, respectively.

c.	Consulting agreements

On January 16, 2018, an agreement was made between Treasure Success and Multi-Glory where Ng Tsze Lun, a significant stockholder of the Company, provides the marketing services and advisory to the Company. The agreement amounted to $300,000 per annum with automatic renewal. The agreement was commenced on January 1, 2018. Total consulting fees were $75,000 for the fiscal year ended March 31, 2018.

On January 12, 2018, an agreement was made between Treasure Success and Yukwise where Mr. Choi will provide principle executive and general management services to the Company. The agreement amounted to $300,000 per annum with automatic renewal. This agreement was commenced on January 1, 2018. Total advisory and management expenses were $75,000 for the fiscal year ended March 31, 2018. Mr. Choi wholly owns Yukwise.

d. Personal Guarantees

Borrowings under the Senior Credit Facility, as defined below, with HSBC are collateralized by the personal guarantees by Mr. Choi and Mr. Ng Tsze Lun.

NOTE 9 – CREDIT FACILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with HSBC. In addition, pursuant to an offer letter dated June 5, 2017, HSBC offered to provide Treasure Success with a $12,000,000 factoring facility. The import credit and factoring facilities are collectively referred to as the “Senior Credit Facility”. The Senior Credit Facility is guaranteed by Jerash Holdings, Jerash Garments, as well as the Company’s two individual shareholders. In addition, the Senior Credit Facility requires cash and other investment security collateral of $3,000,000. HSBC provided that drawings under the Senior Credit Facility would be charged interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.5% for drawings in Hong Kong dollars, and the London Interbank Offered Rate (“LIBOR”) plus 1.5% for drawings in other currencies. Applicable LIBOR and HIBOR rates at March 31, 2018 were 1.88% and 0.99%, respectively. The Senior Credit Facility will also contain certain service charges and other commissions and fees. As of March 31, 2018, the Company has drawn $980,195 under the Senior Credit Facility, which are due within 120 days of each borrowing date or upon demand by HSBC.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the years ended March 31, 2018 and 2017, outerwear accounted for approximately 89.5% and 90.4% of total revenue. Based on management's assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the years ended March 31, 2018 and 2017, respectively.

	For the years ended
	March 31, 2018	March 31, 2017
United States	$61,238,605	$55,778,784
Jordan	7,267,732	5,968,607
Other countries	789,361	293,198
Total	$69,295,698	$62,040,589

All long-lived assets were located in Jordan as of March 31, 2018 and 2017.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Rent Commitment

The Company leases two manufacturing facilities under operating leases. Operating lease expense amounted to $1,274,606 and $1,143,252 for the years ended March 31, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended March 31,
2018	$781,166
2019	35,925
2020 and thereafter	-
Total	$817,091

The Company has twenty-four operating leases for its facilities that require monthly payments ranging between $247 and $26,945 and are renewable on an annual basis.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate to have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 12 – INCOME TAX

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act included a broad range of complex provisions impacting the taxation of multi-national companies. The Tax Act makes broad and complex changes to the U.S. corporate income tax system and includes a Transition Toll Tax (the “Transition Tax”), which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries’ previously untaxed foreign earnings. The Toll Charge will be paid over an eight-year period, starting in 2018, and will not accrue interest. The Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. Generally, accounting for the impacts of newly enacted tax legislation is required to be completed in the period of enactment, however in response to the complexities and ambiguity surrounding the Tax Act, the SEC released Staff Accounting Bulletin No. 118 (“SAB 118”) to provide companies with relief around the initial accounting for the Tax Act. Pursuant to SAB 118, the SEC has provided a one-year measurement period for companies to analyze and finalize accounting for the Tax Act. During the one-year measurement period, SAB 118 allows companies to recognize provisional amounts when reasonable estimates can be made for the impacts resulting from the Tax Act. Jerash will finalize accounting for the Tax Act during the one-year measurement period, and any adjustments to the provisional amounts will be included in income tax expense or benefit in the appropriate period, and disclosed if material, in accordance with guidance provided by SAB 118.

While our accounting for the Tax Act is not complete, we have recognized a provisional charge (based on information available as of June 4, 2018) of approximately $1.4 million related to the Transition Tax. The Transition Tax is a tax on previously untaxed accumulated earnings and profits (“E&P”) of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings, if any.

The income tax payable attributable to the Transition Tax is due over an eight-year period beginning in 2018. At March 31, 2018, an income tax payable of $1.4 million attributable to the transition tax is reflected in the Consolidated Balance Sheet.

The Tax Act has significant complexity and our final tax liability may materially differ from provisional estimates due to additional guidance and regulations that may be issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) and state and local tax authorities, and for Jerash’s finalization of the relevant calculations required by the new tax legislation.

Jerash continues to analyze the provisions of the Tax Act which are effective after December 30, 2017, including but not limited to certain global intangible low-tax income (“GILTI”) from foreign operations.

Under GAAP, companies are allowed to make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when they are incurred or factor such amounts into the measurement of deferred taxes. The Company has not completed its analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided under SAB 118.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

Initial Public Offering

The registration statement on Form S-1 (File No. 333-222596) for the Company’s IPO was declared effective on March 14, 2018. On May 2, 2018 the Company issued 1,430,000 shares of common stock at $7.00 per share and received gross proceeds of $10,010,000. The Company incurred underwriting commissions of $477,341, underwriter offering expenses of $250,200 and additional underwriting expenses of approximately $352,159, yielding net proceeds from the IPO of approximately $8,930,300.

Independent Board of Directors

Simultaneous with the closing of the IPO, the Company increased the size of Board of Directors from two to five members and elected three new independent directors who will hold office until the next annual meeting of stockholders. The Company approved an audit committee charter and formed an audit committee of the Board of Directors, whose chair is an “audit committee financial expert.”

IPO Underwriter Warrants

Simultaneous with the closing of the IPO, the Company issued to the underwriter and its affiliates warrants to purchase 57,200 shares of common stock (“IPO Underwriter Warrants”) at an exercise price of $8.75 per share with an expiration date of May 2, 2023. The shares underlying the IPO Underwriter Warrants are subject to a 180-day lock-up.

Stock Incentive Plan

On March 21, 2018 the board of directors (the “board”) of Jerash Holdings adopted the Jerash Holdings 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. Under the Plan, and 1,484,250 shares of common stock were reserved for issuance under the Plan. On April 9, 2018, the board approved the issuance of 989,500 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years.

The Company has evaluated subsequent events through June 28, 2018, the date on which the financial statements were available to be issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2018, concluded that the Company’s disclosure controls and procedures were effective as of that date.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal No. 2 — Election of Directors,” “Our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, the information set forth in the 2018 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In response to this Item, the information set forth in the 2018 Proxy Statement under the headings “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information set forth in the 2018 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices and Policies — Board and Committee Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, the information set forth in the 2018 Proxy Statement under the heading “Proposal No. 3 — Ratification of Appointment of Independent Registered Public Accounting Firm — Matters Relating to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b)  Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location

2.1	Equity Contribution Agreement, dated as of May 11, 2017, by and among (i) Jerash Holdings (US), Inc., (ii) Merlotte Enterprises Limited, Lee Kian Tjiauw and Ng Tsze Lun, and (iii) Maxim Partners LLC, Dayspring Capital LLC, HSE Capital Partners, LLC, GH Global Enterprises, LLC and Asset Intelligence Limited	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017

2.2	Agreement and Plan of Merger, dated as of May 11, 2017, by and between Global Trend Investments Limited and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Form S-1, filed with the SEC on June 27, 2017

3.1	Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017

3.2	Certificate of Amendment to the Certificate of Incorporation, dated as of January 13, 2017	Incorporated herein by reference to Exhibit 3.2 to the Company’s Form S-1, filed with the SEC on June 27, 2017

3.3	Certificate of Amendment to the Certificate of Incorporation, dated as of May 11, 2017	Incorporated herein by reference to Exhibit 3.3 to the Company’s Form S-1, filed with the SEC on June 27, 2017

3.4	Certificate of Merger, dated as of May 11, 2017	Incorporated herein by reference to Exhibit 3.4 to the Company’s Form S-1, filed with the SEC on June 27, 2017

3.5	Bylaws	Incorporated herein by reference to Exhibit 3.5 to the Company’s Form S-1, filed with the SEC on June 27, 2017

4.1	Form of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.1†	Securities Purchase Agreement, dated as of May 15, 2017, by and between Jerash Holdings (US), Inc., Lee Kian Tjiauw and the purchasers signatory thereto.	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 4 to the Company’s Form S-1, filed with the SEC on October 10, 2017

10.2†	Registration Rights Agreement, dated as of May 15, 2017, by and between Jerash Holdings (US), Inc. and the purchasers signatory thereto	Incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Form S-1, filed with the SEC on October 10, 2017

10.3	Form of Warrant	Incorporated herein by reference to Exhibit 10.3 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.4	Letter Agreement for Banking Facilities, dated as of May 29, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.4 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.5	Letter Agreement for Invoice Discounting / Factoring Agreement, dated as of June 5, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited, Choi Lin Hung, Ng Tsze Lun, Jerash Garments and Fashions Manufacturing Company Limited, and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.6+	Consulting Agreement, dated as of May 26, 2017, by and between Jerash Holdings (US), Inc., and LogiCore Strategies, LLC	Incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.7+	Unified Employment Agreement for Expatriate Staff in the Textile, Garment and Clothing Industry between Jerash Garments of Fashions Manufacturing Company Limited and Wei Yang dated as of January 5, 2017	Incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.8	Sale Agreement, dated as of March 31, 2006, by and between Jerash Garments and Fashions Manufacturing Company Limited and Victory Apparel (Jordan) Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.9	Dissolution of Agreement, dated as of June 30, 2016, between Jerash Garments and Fashions Manufacturing Company Limited and Victory Apparel (Jordan) Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.10	Rental Agreement, dated as of October 3, 2016, by and between Ford Glory International Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Form S-1, filed with the SEC on August 21, 2017

10.11	Guarantee of Mr. Choi Lin Hung and Mr. Ng Tsze Lun dated May 31, 2017	Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.12	Invoice Discounting/Factoring Agreement dated August 21, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.13+	Consulting Agreement, dated January 12, 2018, by and between Treasure Success International Limited and Yukwise Limited	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 16, 2018

10.14+	Consulting Agreement, dated January 16, 2018, by and between Treasure Success International Limited and Multi-Glory Corporation Ltd.	Incorporated herein by reference to Exhibit 10.18 to the Company’s Form S-1, filed with the SEC on January 18, 2018

10.15	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Form S-1, filed with the SEC on March 5, 2018

10.16	Form of Lock-Up Agreement - Officers, Directors and 5% or greater shareholders	Incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Form S-1, filed with the SEC on March 5, 2018

10.17	Form of Underwriter’s Warrant	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Form S-1, filed with the SEC on March 9, 2018

10.18	Jerash Holdings (US), Inc. 2018 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.19+	Form of Option Award Notice and Agreement (Employee)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.20+	Form of Option Award Notice and Agreement (Consultant)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2018

21.1	Subsidiaries of Jerash Holdings (US), Inc.	Filed herewith.

23.1	Consent of Friedman LLP	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

+	Indicates a management contract or compensatory plan, contract or arrangement.

†	Jerash Holdings (US), Inc. has requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(6) and 230.406.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERASH HOLDINGS (US), INC.

Date: June 28, 2018	By:	/s/ Richard J. Shaw
	Name:	Richard J. Shaw
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on June 28, 2018.

Signature	Title
/s/ Choi Lin Hung	Chairman, Chief Executive Officer, President and Treasurer
Choi Lin Hung	(Principal Executive Officer)

/s/ Richard J. Shaw	Chief Financial Officer (Principal Financial Officer and
Richard J. Shaw	Principal Accounting Officer)

/s/ Wei Yang	Vice President, Secretary, and Director
Wei Yang

/s/ Sean Socha	Director
Sean Socha

/s/ Gary Haseley	Director
Gary Haseley

/s/ Mak Chi Yan	Director
Mak Chi Yan

