Form 10-Q
period 2018-06-30
Jerash Holdings (US), Inc.
filed 2018-08-13
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(212) 575-9085

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 8, 2018, there were outstanding 11,325,000 shares of common stock, par value $0.001 per share.

Jerash Holdings (US), Inc.

Form 10-Q

For the First Quarter and Three Months Ended June 30, 2018

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2018	2018

ASSETS
Current Assets:
Cash	$12,929,375	$8,597,830
Accounts receivable	13,240,000	5,247,090
Accounts receivable - related party	-	50,027
Inventories	20,007,447	20,293,392
Prepaid expenses and other current assets	1,148,119	1,533,868
Advance to suppliers	2,968,753	1,128,079
Total Current Assets	50,293,694	36,850,286

Restricted cash	3,672,891	3,598,280
Property, plant and equipment, net	2,983,853	2,819,715
Total Assets	$56,950,438	$43,268,281

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$7,059,533	$980,195
Accounts payable	1,134,393	4,776,812
Accrued expenses	1,234,796	1,175,427
Income tax payable	175,000	112,000
Other payables	747,011	878,987
Total Current Liabilities	10,350,733	7,923,421

Income tax payable – non current	1,591,000	1,288,000
Total Liabilities	11,941,733	9,211,421

Commitments and Contingencies

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 15,000,000 shares authorized; 11,325,000 shares and 9,895,000 shares issued and outstanding as of June 30, 2018 and March 31, 2018, respectively.	11,325	9,895
Additional paid-in capital	14,568,859	2,742,158
Statutory reserve	71,699	71,699
Retained earnings	30,062,765	30,948,006
Accumulated other comprehensive loss	(15,692)	(24,502)
Total Shareholder's Equity	44,698,956	33,747,256

Noncontrolling interest	309,749	309,604
Total Equity	45,008,705	34,056,860

Total Liabilities and Equity	$56,950,438	$43,268,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,
	2018	2017

Revenue, net	$18,363,085	$21,350,158
Cost of goods sold	13,703,294	16,497,614
Gross Profit	4,659,791	4,852,544

Selling, general and administrative expenses	5,184,620	1,417,556
(including stock based compensation of $3,205,980 and $116,578 for the three months ended June 30, 2018 and 2017, respectively)

Total Operating Expenses	5,184,620	1,417,556

(Loss) Income from Operations	(524,829)	3,434,988

Other Income (Expense):
Other income (expense), net	5,580	(6,316)
Total other income(expense), net	5,580	(6,316)

Net (Loss) Income before provision for income taxes	(519,249)	3,428,672

Income tax expense	(366,000)	-

Net (Loss) Income	(885,249)	3,428,672

Net loss attributable to noncontrolling interest	8	2,818
Net (loss) income attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$(885,241)	$3,431,490

Net (Loss) Income	$(885,249)	$3,428,672
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	8,963	(22,316)
Total Comprehensive (Loss) Income	(876,286)	3,406,356
Comprehensive (gain) loss attributable to noncontrolling interest	(145)	3,087
Comprehensive (Loss) Income Attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$(876,431)	$3,409,443

(Loss) Earnings Per Share Attributable to Common Shareholders:
Basic	$(0.08)	$0.37
Diluted	$(0.08)	$0.37
Weighted Average Number of Shares:
Basic	10,822,143	9,315,467
Diluted	10,822,143	9,315,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity
Balance at March 31, 2018	-	$-	9,895,000	$9,895	$2,742,158	$71,699	$30,948,006	$(24,502)	$309,604	$34,056,860

Common stock issued net of stock issuance costs of $1,387,879	-	-	1,430,000	1,430	8,620,691	-	-	-	-	8,622,121
Warrants issued to the underwriter	-	-			30	-	-	-	-	30
Stock-based compensation expense for the warrants issued to employees and consultants	-	-	-	-	3,205,980	-	-	-	-	3,205,980
Net loss	-	-	-	-	-	-	(885,241)	-	(8)	(885,249)
Foreign currency translation gain	-	-	-	-	-	-	-	8,810	153	8,963

Balance at June 30, 2018 (unaudited)	-	$-	11,325,000	$11,325	$14,568,859	$71,699	$30,062,765	$(15,692)	$309,749	$45,008,705

Balance at March 31, 2017	-	$-	8,787,500	$8,788	$1,091,212	$71,699	$20,537,889	$(8,395)	$316,597	$22,017,790

Reverse recapitalization	-	-	712,500	712	288	-	-	-	-	1,000
Private placement – common stock and warrants issued, net of stock issuance costs of $379,828	-	-	270,000	270	972,602	-	-	-	-	972,872
Stock-based compensation expense for the warrant issued to the board observer	-	-	-	-	116,578	-	-	-	-	116,578
Net income (loss)	-	-	-	-	-	-	3,431,490	-	(2,818)	3,428,672
Foreign currency translation loss	-	-	-	-	-	-	-	(22,047)	(269)	(22,316)

Balance at June 30, 2017 (unaudited)	-	$-	9,770,000	$9,770	$2,180,680	$71,699	$23,969,379	$(30,442)	$313,510	$26,514,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(885,249)	$3,428,672
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	319,310	287,784
Stock-based compensation expense	3,205,980	116,578
Changes in operating assets:
Accounts receivable	(7,986,340)	(15,282,375)
Accounts receivable – related party	50,026	1,677,582
Inventories	295,875	3,566,791
Prepaid expenses and other current assets	78,141	(88,249)
Advance to suppliers	(1,839,199)	-
Changes in operating liabilities:
Accounts payable	(3,642,986)	2,017,779
Accrued expenses	(428,783)	51,737
Other payables	355,199	(21,397)
Income tax payable	366,000	-
Net cash used in operating activities	(10,112,026)	(4,245,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(481,807)	(184,898)
Other receivable - related party	-	336,746
Net cash (used in) provided by investing activities	(481,807)	151,848

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	6,075,835	-
Due from shareholders	-	692,500
Change in restricted cash	(72,788)	-
Net proceeds from issuance of Common stock	8,930,300	1,211,707
Warrants issued to the underwriter	30
Net cash provided by financing activities	14,933,377	1,904,207

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,999)	(6,203)

NET INCREASE (DECREASE) IN CASH	4,331,545	(2,195,246)

CASH, BEGINNING OF THE PERIOD	8,597,830	3,654,373

CASH, END OF THE PERIOD	$12,929,375	$1,459,127

Non-cash financing activities
Warrants issued to underwriters in connection with the IPO in fiscal 2019 and the private placement in fiscal 2018	$160,732	$107,900
Prepaid stock issuance cost netted with proceeds from the IPO in fiscal 2019 and the private placement in fiscal 2018	$308,179	$239,105

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

Jerash Holdings and its subsidiaries (herein collectively referred to as the “Company”) are engaged in manufacturing customized ready-made outerwear from knitted fabric and exporting produced apparel for large brand-name retailers..

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company's financial position as of June 30, 2018, its results of operations and its cash flows for the three months ended June 30, 2018 and 2017, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its subsidiaries and VIE. All significant intercompany balances and transactions have been eliminated upon consolidation.

In accordance with accounting standards regarding consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

The following table sets forth the carrying amounts of the assets and liabilities of the VIE, Victory Apparel, which was included in the Company’s consolidated balance sheets:

	June 30, 2018	March 31, 2018
Current assets	$2,062	$2,069
Intercompany receivables*	311,681	311,527
Total assets	313,743	313,596

Third party current liabilities	(3,994)	(3,992)
Total liabilities	(3,994)	(3,992)
Net assets	$309,749	$309,604

* Receivables from Jerash Garments are eliminated upon consolidation.

Victory Apparel did not generate any income but incurred certain expenses for each of the three-month periods ended June 30, 2018 and 2017. The loss was $8 and $2,818 for the three months ended June 30, 2018 and 2017, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates include allowance for doubtful accounts, valuation of inventory reserve and useful lives of buildings and other property. Actual results could differ from these estimates.

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of June 30, 2018 and March 31, 2018, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of cash used as security deposits to obtain credit facilities from a bank and to secure custom clearance under the requirements of local regulations. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These security deposits at the bank are refundable only when the bank facilities are terminated. The restricted cash is classified as a non-current asset since the Company has no intention to terminate these bank facilities within one year.

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing for a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of June 30, 2018 and March 31, 2018.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment (Continued)

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance related to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three months ended June 30, 2018 and 2017.

Revenue Recognition

The Company adopted Accounting Standards Codification ("ASC") 606 in the first quarter of fiscal year 2019 using the modified retrospective approach. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

The table below presents the impact of applying the new revenue recognition standard to the components of total revenue within the unaudited condensed consolidated statement of income and comprehensive income for the three months ended June 30, 2018. The Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and concluded that there were no differences in the pattern of revenue recognition:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

	Three Months Ended
	June 30, 2018
	(in millions of dollars)
	As reported	Financial Results prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Revenue:
	$18,363,085	$18,363,085	$-

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s customized ready-made outerwear for large brand-name retailers. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 60 days of the invoice date, and the contracts do not have significant financing components. Shipping and handling costs associated with outbound freight are not an obligation of the Company.

All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. The transaction price includes estimates of variable consideration that may result in allowances or discounts that are reductions in revenue when the estimates are not fully realized upon completion of the performance obligation. All estimates are based on the Company's historical experience, complete satisfaction of the performance obligation, and the Company's best judgment at the time the estimate is made. Estimates for variable consideration are reassessed each reporting period and are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur upon resolution of uncertainty associated with the variable consideration.

The contract assets are recorded on the Condensed Consolidated Balance Sheet as accounts receivable as of June 30, 2018 and March 31, 2018, respectively. For the three months ended June 30, 2018 and 2017, there was no revenue recognized from performance obligations related to prior periods. As of June 30, 2018, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see Note 12).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenues. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $134,882 and $124,951 for the three months ended June 30, 2018 and 2017, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings was incorporated in the State of Delaware and is subject to Federal income tax in the United States of America. GTI was incorporated in the BVI and is not subject to income taxes under the current laws of BVI. Treasure Success was registered in Hong Kong and has no operating profit for current tax liabilities. Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are subject to the regulations of the Income Tax Department in Jordan. The corporate income tax rate is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments' export sales to overseas customers are entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption has been extended for 5 years until December 31, 2018. Jerash Garments can apply for further extension of the tax exemption upon expiration. The estimated tax savings as a result of the tax exemption of Jerash Garments totaled $425,539 and $504,675 for the three months ended June 30, 2018 and 2017, respectively. Per share effect of the tax exemption was $0.04 and $0.05 for the three months ended June 30, 2018 and 2017, respectively.

Local sales of Jerash Garments are subject to income tax at a fixed rate of 14%. No tax provision was provided for the three months ended June 30, 2018 and 2017 since there was no net income generated from local sales.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Deferred income taxes were immaterial, and accordingly, no deferred tax assets or liabilities were recognized as of June 30, 2018 and March 31, 2018.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. Under the provisions of the Tax Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.55% for our fiscal year ended March 31, 2018, and 21% for subsequent fiscal years. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change has caused the Company to record one-time income tax payable to be paid over 8 years.

The Company has evaluated the impacts of the new Global Intangible Low-Taxed Income (GILTI) tax rules provision of the Tax Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has selected the period cost method as its accounting policy with respect to the new GILTI tax rules.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar and the Company and its subsidiaries use the Jordanian Dinar (“JOD”) as their functional currency, except for Treasure Success, which uses the Hong Kong Dollar (“HKD”) as its functional currency. The assets and liabilities of the Company have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date, equity accounts have been translated into U.S. dollars at historical rates, and revenue and expenses have been translated into U.S. dollars using average exchange rates in effect during the reporting period. Cash flows are also translated into U.S. dollars at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The value of the JOD against U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in Jordan’s political and economic conditions. Any significant revaluation of the JOD may materially affect the Company’s financial condition in terms of reporting in U.S. dollars. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	June 30, 2018	March 31, 2018	June 30, 2017
Period-end spot rate	US$1=JOD 0.7090	US$1=JOD 0.7094	US$1=JOD 0.7096
	US$1=HKD 7.8463	US$1=HKD 7.8490	US$1=HKD 7.8064
Average rate	US$1=JOD 0.7094	US$1=JOD 0.7092	US$1=JOD 0.7096
	US$1=HKD 7.8480	US$1=HKD 7.8091	US$1=HKD7.7882

Stock-Based Compensation

The Company measures compensation expense for stock-based awards to employees, non-employee contractors and directors based upon the awards’ initial grant-date fair value. The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method. The fair value of awards to non-employees is then marked-to-market each reporting period until vesting criteria are met.

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

•	Expected Term: the expected term of a warrant is the period of time that the warrant is expected to be outstanding.

•	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company's uses the nearest interest rate from the available maturities.

•	Expected Stock Price Volatility: the Company utilizes comparable public company volatility over the same period of time as the life of the warrant.

•	Dividend Yield: Because the Company does not expect to pay a dividend in the foreseeable future, a 0% dividend yield was used in valuing the stock-based awards.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from the translation of the financial statements expressed in JOD or HKD to U.S. dollars is reported in other comprehensive income (loss) in the unaudited condensed consolidated statements of income and comprehensive income.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, due from related parties, accounts payable, accrued expenses, other payables, income tax payable and credit facilities to approximate the fair value of the respective assets and liabilities at June 30, 2018 and March 31, 2018 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2018 and March 31, 2018, $2,788,427 and $4,192,448 of the Company’s cash were on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of June 30, 2018 and March 31, 2018, $10,108,271 and $4,402,910 of the Company’s cash were on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of June 30, 2018 and March 31, 2018, $32,677 and $2,472 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations and Credit Risk (Continued)

Credit risk (Continued)

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company's assessment of its customers' creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

Prior to August 2016, substantially all of the Company’s sales were made to end-customers, which are located primarily in the United States (see Note 12) through its affiliate (see Note 9). Thereafter, the Company began selling directly to its customers. The Company’s operating results could be adversely affected by U.S. government policy on exporting business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenues and purchases with specific customers and suppliers. For the three months ended June 30, 2018, two end-customers accounted for 91% and 8%, respectively of total revenue. For the three months ended June 30, 2017, two end-customers accounted for 82% and 11%, respectively of total revenue. As of June 30, 2018, two customers accounted for 91% and 8% of the total accounts receivable balance, respectively. As of March 31, 2018, two customers accounted for 57% and 22% of the total accounts receivable balance, respectively.

For the three months ended June 30, 2018, the Company purchased approximately 30% and 13% of its raw materials from two major suppliers. For the three months ended June 30, 2017, the Company purchased approximately 92% of its raw materials from one supplier. As of June 30, 2018, accounts payable to the two major suppliers accounted for 23% and 14% of the total accounts payable balance. As of March 31, 2018, there was a net prepaid balance to the major supplier.

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

New Accounting Pronouncements Recently Adopted

As disclosed in Note 2 – Summary of Significant Accounting Policies – Revenue Recognition above, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) effective April 1, 2018 using the retrospective transition method. This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific guidance from U.S. GAAP. The core principle of the new accounting standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on the Company’s financial position, results of operations and cash flows or related disclosures. As such, prior period financial statements were not recast.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

New Accounting Pronouncements Recently Adopted (Continued)

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

NOTE 4 – ACCOUNTS RECEIVABLES, NET

The Company’s net accounts receivable is as follows:

	As of	As of
	June 30, 2018	March 31, 2018
Trade accounts receivable	$13,240,000	$5,247,090
Less: allowances for doubtful accounts	-	-
Accounts receivables, Net	$13,240,000	$5,247,090

As of June 30, 2018 and March 31, 2018, the balance of accounts receivable includes $25,015 and $470,659 of factored accounts receivable to be received from Hong Kong and Shanghai Banking Corporation (“HSBC”) under the Factoring Agreement (see Note 10).

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	June 30, 2018	March 31, 2018
Raw materials	$6,406,349	$11,497,237
Work-in-progress	1,713,174	2,073,509
Finished goods	11,887,924	6,722,646
Total inventory	$20,007,447	$20,293,392

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of June 30, 2018	As of March 31, 2018
Land	$61,078	$61,048
Property and buildings	432,562	432,347
Equipment and machinery	4,959,813	4,918,270
Office and electric equipment	510,794	505,356
Automobiles	372,268	372,084
Leasehold improvements	1,602,965	1,552,108
Subtotal	7,939,480	7,841,213
Construction in progress	605,276	217,494
Less: Accumulated Depreciation and Amortization	(5,560,903)	(5,238,992)
Property, Plant and Equipment, Net	$2,983,853	$2,819,715

Depreciation and amortization expense was $319,310 and $287,784 for the three months ended June 30, 2018 and 2017, respectively.

The construction in progress account represents costs incurred for constructing two new sewing workshops. The first one is a 450 square meter workshop in the Tafilah Governorate of Jordan, which is expected to be completed by the end of calendar year 2018. The second one is a 5,000 square meter workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed by the middle of calendar year 2019.

NOTE 7 – EQUITY

Preferred Stock

The Company has 500,000 authorized shares of preferred stock with a par value of $0.001 per share, and with none issued and outstanding as of June 30, 2018 and March 31, 2018. The preferred stock can be issued by the Board of Directors of Jerash Holdings in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations or restrictions of such rights as the Board of Directors may determine from time to time.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As of both June 30, 2018 and March 31, 2018, the consolidated balance of the statutory reserve was $71,699.

NOTE 7 – EQUITY (Continued)

Private placement

On May 15, 2017, the Company conducted the initial closing of a private placement for the sale of an aggregate of 540,000 shares of common stock and warrants exercisable for up to 54,000 shares of common stock to ten accredited investors. Fifty percent of the shares (270,000 shares) purchased in the initial closing were sold by one of the Company’s shareholders at $4.99 per share, the remaining fifty percent of the shares (270,000 shares) were issued by Jerash Holdings. Each share was sold together with one warrant, with each such warrant being immediately exercisable for one-tenth of one share of common stock. 540,000 five-year warrants were issued at $0.01 per warrant to purchase up to 54,000 shares of Jerash Holdings’ common stock at an exercise price per full share equal to $6.25. The Company received aggregate gross proceeds of $1,352,700 for the shares and warrants issued and sold in the initial closing of the private placement and incurred direct expenses related to the offering of $379,828.

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

Initial Public Offering

The registration statement on Form S-1 (File No. 333-222596) for the Company’s initial public offering (the “IPO”) was declared effective on March 14, 2018. On May 2, 2018 the Company issued 1,430,000 shares of common stock at $7.00 per share and received gross proceeds of $10,010,000. The Company incurred underwriting commissions of $477,341, underwriter offering expenses of $250,200 and additional underwriting expenses of $352,159, yielding net proceeds from the IPO of $8,930,300.

Independent Board of Directors

Simultaneous with the closing of the IPO, the Company increased the size of Board of Directors from two to five members and elected three new independent directors who will hold office until the next annual meeting of stockholders. The Company approved an audit committee charter and formed an audit committee of the Board of Directors, whose chair is an “audit committee financial expert.” The Company also approved a compensation committee charter and a nominating and corporate governance committee charter and formed a compensation committee and a nominating and corporate governance committee.

NOTE 8 – STOCK BASED COMPENSATION

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

On May 15, 2017, Jerash Holdings also issued a five-year warrant to purchase up to 50,000 shares of its common stock pursuant to a letter agreement with one of its board advisors. The warrant has an exercise price of $5.00 per share and may be converted by means of “cashless” exercise during the term of the warrant. This warrant may be exercised any time after issuance through and including the five year anniversary of the issuance date. Stock-based compensation expense recognized for the quarters ended June 30, 2017 and 2016 was $116,578 and $0 respectively for this warrant.

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

During the period ended June 30, 2018, all of the outstanding warrants were fully vested and exercisable other than the 57,200 Underwriter Warrants noted above subject to a 180-day lock-up.

The fair value of these warrants granted was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Common Stock Warrants June 30, 2018
Expected term (in years)	5.0
Risk-free interest rate (%)	2.8%
Expected volatility (%)	52.2%
Dividend yield (%)	0.0%

NOTE 8 – STOCK BASED COMPENSATION (Continued)

Warrants issued for services (Continued)

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding at March 31, 2018	207,210	$5.69
Granted (Underwriter Warrants for the IPO)	57,200	$8.75
Exercised	-	-
Cancelled	-	-
Warrants outstanding at June 30, 2018	264,410	$6.35

Stock Options

On March 21, 2018 the board of directors (the “board”) of Jerash Holdings adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock were reserved for issuance under the Plan. On April 9, 2018, the board approved the issuance of 989,500 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years.

During the period ended June 30, 2018, all of the outstanding options were fully vested and exercisable.

The fair value of these options granted was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options June 30, 2018
Expected term (in years)	5.0
Risk-free interest rate (%)	2.6%
Expected volatility (%)	52.2%
Dividend yield (%)	0.0%

The fair value of each option is $3.24. Stock option activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Stock options outstanding at March 31, 2018	-	-
Granted	989,500	$7.00
Exercised	-	-
Cancelled	-	-
Stock options outstanding at June 30, 2018	989,500	$7.00

Total expense related to the stock options issued was $3,205,980 during the quarter ended June 30, 2018. There were no unrecognized compensation costs at June 30, 2018.

NOTE 9 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions
Ford Glory International Limited (“FGIL”)	Affiliate, subsidiary of FGH	Sales / Purchases
Value Plus (Macao Commercial Offshore) Limited (“VPMCO”)	Affiliate, subsidiary of FGH	Purchases
Yukwise Limited (“Yukwise”)	Common Shareholder	Consulting Services
Multi-Glory Corporation Limited (“Multi-Glory”)	Common Shareholder	Consulting Services

Pursuant to the terms of a sale and purchase agreement between one of the Company’s current individual shareholders and Victory City Investments Limited, the ultimate 51% shareholder of FGIL, dated July 13, 2016 (the “Sale and Purchase Agreement”), and effective since August 1, 2016, all rights, interests and benefits of any contracts that FGIL had at that time with any of the Company’s customers for products manufactured or to be manufactured by the Company, together with the costs and obligations relating to those contracts were transferred to the Company. Thereafter, the Company has been selling directly to the end-customers and no longer through its affiliate, FGIL.

Related party balances:

a.	Accounts receivable – related party:

Accounts receivable from related party in connection with the collection of accounts receivable from end-customers on behalf of the Company due to the support arrangement during the transition period as described below (see a. Sales to related party) consisted of the following:

	As of June 30, 2018	As of March 31, 2018
FGIL	$-	$50,027

Related party transactions:

a.	Sales to related party:

Pursuant to the Sale and Purchase Agreement, the Company has all rights, interests and benefits of the sales agreements signed with end-customers since August 2016, together with the costs and obligations of those agreements. During the transition period, the Company’s affiliate supported the Company to complete the transition with no additional fees charged. For the three months ended June 30, 2018 and 2017, $0 and $18,771,969 of sales was made with the support from FGIL.

b.	Consulting agreements

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended June 30, 2018.

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi, who wholly owns Yukwise, serves as Chief Executive Officer (CEO) and provides high-level of advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total advisory and management expenses under this agreement were $75,000 for the three months ended June 30, 2018.

c.	Personal Guarantees

Borrowings under the Credit Facility, as defined below, with HSBC are collateralized by the personal guarantees by Mr. Choi and Mr. Ng Tsze Lun.

NOTE 10 – CREDIT FACILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with HSBC (the “Facility Letter”). In addition, pursuant to an offer letter dated June 5, 2017, HSBC offered to provide Treasure Success with a $12,000,000 factoring facility for certain debt purchase services related to our accounts receivables (the “Factoring Agreement” and together with the Facility Letter, the “Credit Facilities”). The Credit Facilities are guaranteed by Jerash Holdings, Jerash Garments, as well as two of the Company’s individual shareholders. In addition, the Credit Facilities require cash and other investment security collateral of $3,000,000. The Credit Facilities provide that drawings under the Credit Facilities are charged interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.5% for drawings in Hong Kong dollars, and the London Interbank Offered Rate (“LIBOR”) plus 1.5% for drawings in other currencies. In addition, the Credit Facilities also contain certain service charges and other commissions and fees.

Under the Factoring Agreement, HSBC also provides credit protection and debt services related to each of our preapproved customers. For any approved debts or collections assigned to HSBC, HSBC charges a flat fee of 0.35% on the face value of the invoice for such debt or collection. We may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. We may receive advances on invoices that are due within 30 days of the delivery of our goods, defined as the maximum invoicing period.

The Credit Facilities are subject to review at any time and, in any event by May 1, 2018. HSBC has discretion on whether to renew the Facility Letter prior to expiration and the Company is currently negotiating an extension of the Facility Letter on similar terms. Either party may terminate the Factoring Agreement subject to a 30-day notice period. The Company is in the process of negotiating an extension to the Factoring Agreement on similar terms.

As of June 30, 2018 and March 31, 2018, the Company had made $7,059,533 and $980,195 in withdrawals, respectively, under the Credit Facilities, which are due within 120 days of each borrowing date or upon demand by HSBC. As of June 30, 2018, $6,345,846 was outstanding under the Facility Letter and $713,687 was outstanding under the Factoring Agreement.

NOTE 11 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, (in $000s except share and per share information)
	2018	2017
Numerator:
Net (loss) income	$(885)	$3,429

Denominator:
Denominator for basic earnings per share (weighted-average shares)	10,822,143	9,315,467
Denominator for diluted earnings per share (adjusted weighted average shares)	10,822,143	9,315,467
Basic (loss) earnings per share	$(0.08)	0.37

Diluted (loss) earnings per share	$(0.08)	$0.37

NOTE 12 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three-month periods ended June 30, 2018 and 2017, outerwear accounted for approximately 99.3% and 99.7% of total revenue, respectively. Based on management's assessment, the Company determined that it has only one operating segment as defined by ASC 280.

NOTE 12 – SEGMENT REPORTING (Continued)

The following table summarizes sales by geographic areas for the three months ended June 30, 2018 and 2017, respectively.

	For the three months ended
	June 30, 2018	June 30, 2017
United States	$17,809,361	$21,064,500
Jordan	130,213	57,358
Other countries	423,511	228,300
Total	$18,363,085	$21,350,158

All long-lived assets were located in Jordan as of June 30, 2018 and March 31, 2018.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Rent Commitment

The Company leases two manufacturing facilities under operating leases. Operating lease expense amounted to $342,343 and $316,742 for the three months ended June 30, 2018 and 2017, respectively. The Company is currently evaluating the renewal of these leases.

Future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended June 30,
2019	$664,956
2020	17,971
2021 and thereafter	-
Total	$682,927

The Company has twenty-five operating leases for its facilities that require monthly payments ranging between $247 and $26,939 and are renewable on an annual basis.

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

NOTE 14 – INCOME TAX

The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change has caused the Company to record a one-time income tax payable to be paid over 8 years. The one-time transition tax was calculated using the Company’s total post-1986 overseas earnings and profits based on a rate of 15.5% for the Company’s cash and cash equivalents and a rate of 8% for its other assets. The Company previously booked a provisional charge of $1.4 million related to the transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $1.4 million for the year ended March 31, 2018. The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. The Company revised its estimate of the impact of the transition tax, which resulted in $1,892,000 of transition tax due. Accordingly, the Company booked a current charge to income tax expense of $492,000. At June 30, 2018, $175,000  is reflected as Income tax payable in current liabilities while a noncurrent income tax payable of approximately $1.6 million attributable to the transition tax is reflected in "other liabilities" of the Consolidated Balance Sheet.

The Tax Act has significant complexity and our final tax liability may materially differ from provisional estimates due to additional guidance and regulations that may be issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) and state and local tax authorities, and for the Company’s finalization of the relevant calculations required by the new tax legislation.

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2018, filed with the SEC on June 28, 2018. References to fiscal 2019, fiscal 2018 and fiscal 2017 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ending March 31, 2019, March 31, 2018 and March 31, 2017, respectively.

Results of Operations

Three months ended June 30, 2018 and June 30, 2017

The following table summarizes the results of our operations during the three-month periods ended June 30, 2018 and 2017 and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$18,363	100%	$21,350	100%	$(2,987)	(14)%
Cost of goods sold	13,703	75%	16,498	77%	(2,795)	(17)%
Gross profit	4,660	25%	4,852	23%	(192)	(4)%
Selling, general and administrative expenses	5,185	28%	1,417	7%	3,768	266%
Other income/ (expense), net	6	0%	(6)	0%	12	(200)%
Net (loss) income before taxation	$(519)	(3)%	$3,429	16%	$(3,948)	(115)%
Taxation	(366)	(2)%	-	-	(366)	-
Net (loss) income	$(885)	(5)%	$3,429	16%	$(4,314)	(126)%

Revenue. Revenue decreased by approximately $3.0 million or 14%, to $18.3 million, for the three months ended June 30, 2018 from approximately $21.4 million for the same period in fiscal 2018. The decrease was mainly the result of deferred shipments attributable to the national holidays in Jordan for EID al-Fitr from June 15 to June 18, 2018 that affected our shipments and created backlog at the port of Aqaba the following week. We normally send our products to the port of Aqaba over weekends and freight forwarders designated by customers will effect shipments per customers’ instructions on Monday and Tuesday. Approximately $2.5 million of shipments scheduled to be shipped in June were shipped in early July due to the EID al-Fitr holiday.

The following table outlines the dollar amount and percentage of total sales to the Group’s customers for the fiscal years ended March 31, 2018 (“fiscal 2018”), March 31, 2017 (“fiscal 2017”), and for the three months ended June 30, 2018.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Year 2018		Fiscal Year 2017		Three Months Ended June 30, 2018
	Sales		Sales		Sales
	Amount	%	Amount	%	Amount	%
VF Corporation(1)	$54,614	78.8%	$29,690	47.8%	$16,730	91.1%
Ford Glory International Limited(2)	—	—	23,351	37.6%	-	-%
Classic Fashion Apparel Industry Ltd.	4,756	6.9%	3,354	5.4%	115	0.6%
Columbia	5,891	8.5%	2,161	3.5%	1,503	8.2%
Dynamic Sourcing Ent, Inc.	281	0.4%	2,011	3.2%	4	0%
Philip-Van Heusen	1,523	2.2%	795	1.3%	-	—
United Creations LLC	2,167	3.1%	1	0%	-	—
Others	64	0.1%	678	1.2%	11	0.1%
Total	$69,296	100.0%	$62,041	100.0%	$18,363	100.0%

(1) Substantially all of our products are sold under The North Face brand that is owned by VF Corporation.

(2) Until August 2016, substantially all of our sales were to Ford Glory International Limited (“Ford Glory”) which then sold the products to the end customers. Ford Glory is 49% owned by Mr. Choi Lin Hung, our chairman, chief executive officer, president and a significant stockholder, through his wholly owned entity Merlotte Enterprise Limited (“Merlotte”) and therefore is considered an affiliate of the Company. Following August 1, 2016, there was a transition period for orders placed directly with Ford Glory during the remainder of fiscal 2017. For the fiscal years ended March 31, 2018 and for the three months ended June 30, 2018, none of our sales were made to Ford Glory and approximately 63.5% and 0% of our net sales for the fiscal years ended March 31, 2018 and for the three months ended June 30, 2018, respectively, were made directly to our customers with support of Ford Glory. During fiscal 2017, for sales orders received before customers successfully changed their vendor registrations to issue orders directly to us, we fulfilled the order for customers on behalf of Ford Glory, including inventory purchases and manufacturing. As customers now issue sales orders to us directly, support from Ford Glory was phased out during fiscal 2018 as we no longer rely on Ford Glory to receive sales orders. Our merchandising personnel now receive orders directly from our customers through our wholly owned subsidiaries, Treasure Success and Jerash Garments.

In fiscal year 2017, we depended on VF Corporation for sales through Ford Glory. In fiscal 2018, we also depended on a few key customers. Substantially all of our sales through Ford Glory in fiscal 2017, and independent of Ford Glory in 2018, were to VF Corporation. The following table outlines the dollar amount and percentage of our sales through Ford Glory for fiscal year 2017.

Customer	Fiscal Year 2017
	Sales
	Amount	%
VF Corporation[1]	$18,957	81.2%
Columbia	2,614	11.2%
Philip-Van Heusen	1,780	7.6%
Total	$23,351	100.0%

(1) Substantially all of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$17,809	97%	$21,065	99%	$(3,256)	(15)%
Jordan	130	1%	57	0%	73	128%
Others	424	2%	228	1%	196	86%
Total	$18,363	100%	$21,350	100%	$(2,987)	(14)%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, which became effective December 2001, all apparel manufactured in Jordan can be exported to the U.S. with free duty. This treaty provides substantial benefits to us by allowing us to compete and to expand our garment export business in the U.S.

The decrease in sales to the U.S. of approximately 15% in the three months ended June 30, 2018 was mainly attributable to the delay in shipments described above, which were destined for the U.S. in July 2018. Revenue from Jordan and other locations increased by approximately 128% and 86%, respectively, as they were less affected by the above-mentioned shipping delays.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $2.8 million or 17%, to approximately $13.7 million, for the three months ended June 30, 2018 compared to approximately $16.5 million for the same period in fiscal 2018. As a percentage of revenues, the cost of goods sold decreased by approximately 2% to 75% for the three months ended June 30, 2018 compared to 77% for the same period in fiscal 2018. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to improved production efficiency in the period. For the three months ended June 30, 2018, we purchased approximately 30% and 13% of our raw materials from two major suppliers, Duck San Enterprise Co., Ltd and Universal Star Corporation. For the three months ended June 30, 2017, the Company purchased approximately 92% of its raw materials from one supplier, Onset Time Limited.

Gross profit margin. Gross profit margin was approximately 25% for the three months ended June 30, 2018, an improvement of approximately 2% from 23% for the same period in fiscal 2018. The improvement in gross profit margin was attributable to enhanced production efficiency in the period. Gross profit decreased by approximately $192,000 or 4%, to $4.7 million, for the three months ended June 30, 2018 from approximately $4.9 million for the same period in fiscal 2018. The decrease was primarily a result of the decrease in revenue of approximately $3.0 million for the three months ended June 30, 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 266% from approximately $1.4 million for the three months ended June 30, 2017 to approximately $5.2 million for the three months ended June 30, 2018. The increase was primarily due to the inclusion of stock based compensation of approximately $3.2 million for options granted to thirteen employees and consultants in the quarter ended June 30, 2018, increases in expenses to expand marketing and supporting functions in the Hong Kong office, expenses related to banking and finance functions, and legal and professional fees and compliance costs associated with our initial public offering (“IPO”), which closed in May 2018.

In accordance with the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”) adopted by the Company on March 21, 2018, a total of 1,484,250 share of common stock are reserved for issuance under the Plan for grants to management, key employees and consultants of the Company. On April 2, 2018, a total of 989,500 shares were granted to thirteen employees and consultants. These options have an exercise price of $7.00 per share of common stock and vested immediately. Based on the valuation with Black Scholes model as described in Note 8 of our financial statements, the value of each option is $3.24. The aggregate stock-based compensation in the three months ended June 30, 2018, was approximately $3.2 million. There was stock based compensation of approximately $117,000 related to the 50,000 warrants granted to a board observer in the quarter ended June 30, 2017.

Other income (expense), net. Other income, net was approximately $5,600 for the three months ended June 30, 2018, as compared to other expense, net of approximately $6,300 for the same period in fiscal 2018. This increase in income was primarily due to the foreign currency exchange gain from converting Jordanian Dinars to U.S. dollars for financial reporting.

Net (loss) income before taxation. Net loss before taxation for the three months ended June 30, 2018 was $0.5 million compared to net income before taxation of approximately $3.4 million in the three months ended June 30, 2017. The decrease was mainly attributable to the $3.2 million of stock-based compensation reported in fiscal 2019 mentioned above, increases in expenses to expand marketing and supporting functions in the Hong Kong office, expenses relating to banking and finance functions, and legal and professional fees and compliance costs associated with our IPO, which closed in May 2018.

Taxation. The Tax Cuts and Jobs Act (the “Tax Act”) imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change has caused the Company to record a one-time income tax payable to be paid over 8 years. The one-time transition tax was calculated using the Company’s total post-1986 overseas earnings and profits based on a rate of 15.5% for the Company’s cash and cash equivalents and a rate of 8% for its other assets. The Company previously booked a provisional charge of $1.4 million in fiscal 2018 related to the transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $1.4 million for the year ended March 31, 2018. The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. The Company revised its estimate of the impact of the transition tax, which resulted in $1,892,000 of transition tax due. Accordingly, the Company booked a current charge to income tax expense of $492,000. At June 30, 2018, $175,000 of current income tax is reflected as Income tax payable in current liabilities while a noncurrent income tax payable of approximately $1.6 million attributable to the transition tax is reflected in "other liabilities" of the Company’s Consolidated Balance Sheet.

Income tax expense for the three months ended June 30, 2018 was $0.4 million compared to $0 in the three months ended June 30, 2017. This increase is attributable to a $0.5 million charge relating to revising the estimated impact of the transition tax provision of the Tax Act, which amount is a true up to the provisional amount booked at March 31, 2018. The transition tax charge is offset by a $0.1 million tax benefit relating to the Company’s application of the estimated annual effective tax rate to the Company’s pre-tax income for the three months ended June 30, 2018.

Net (loss) income. Net loss for the three months ended June 30, 2018 was $0.9 million compared to a net income of $3.4 million for the same period in fiscal 2018. The loss was primarily attributable to the $3.2 million of stock-based compensation reported in fiscal 2019 mentioned above, increases in expenses to expand marketing and supporting functions in the Hong Kong office, expenses relating to banking and finance functions, legal and professional fees and compliance costs associated with our IPO, which closed in May 2018, and incremental provision for the Transition Tax mentioned above.

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

As of June 30, 2018, we had cash of approximately $12.9 million and restricted cash of approximately $3.7 million.

Our current assets as of June 30, 2018 were approximately $50.3 million, and our current liabilities were approximately $10.4 million, which resulted in a ratio of approximately 4.8:1. Total equity as of June 30, 2018 was approximately $45.0 million.

We had net working capital of $40.0 million and $29.0 million as of June 30, 2018 and March 31, 2018, respectively.

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

The Facilities are subject to review at any time and, in any event by May 1, 2018. HSBC has discretion on whether to renew the Facility Letter prior to expiration and the Company is currently negotiating an extension of the Facility Letter on similar terms. HSBC has discretion on whether to renew the Facility Letter prior to expiration. As of June 30, 2018, $6,345,846 was outstanding under the Facility Letter. Borrowings under the Facility Letter are due within 120 days of each borrowing date or upon demand by HSBC.

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

The Company is in the process of negotiating an extension to the Factoring Agreement on similar terms. The factoring services are subject to review at any time and, in any event by May 1, 2018. Either party may terminate the agreement subject to a 30 days’ notice period. As of June 30, 2018, there were $713,687 outstanding under the Factoring Agreement.

Three months ended June 30, 2018 and 2017

The following table sets forth a summary of our cash flows for the periods indicated:

(All in amounts in thousands of U.S. dollars)

	Three months ended June 30,
	2018	2017
Net cash (used in) operating activities	$(10,112)	(4,245)
Net cash (used in)/provided by investing activities	(482)	152
Net cash provided by financing activities	14,933	1,904
Effect of exchange rate changes on cash	(8)	(6)
Net increase/(decrease) in cash	4,331	(2,195)
Cash, beginning of three month period	8,598	3,654
Cash, end of three month period	12,929	1,459

Operating Activities

Net cash used by operating activities was approximately $10.1 million for the three months ended June 30, 2018, compared to cash used by operating activities of approximately $4.2 million for the three months ended June 30, 2017. The increase in net cash used by operating activities was primarily attributable to the following factors:

•	Decrease in net profit of approximately $4.3 million for reasons mentioned above;
•	An increase in advance paid to fabric suppliers to secure supplies for production in the three months ended June 30, 2018; and
•	A decrease in accounts payable of approximately $3.6 million in the three months ended June 30, 2018 as compared to increase of $2.0 million in the three months ended June 30, 2017 due to settlement for purchases in earlier months.

Investing Activities

Net cash used in investing activities was approximately $0.5 million for the three months ended June 30, 2018 and there was cash provided by investing activities of $0.2 million in the same period in fiscal 2018. The net cash used in investing activities in the quarter ended June 30, 2018 were used in purchases of property, plant and equipment.

Financing Activities

Net cash provided in financing activities was approximately $14.9 million for the three months ended June 30, 2018. The cash inflow mainly resulted from the net proceeds of $8.9 million of the IPO, which closed on May 2, 2018, and the bank loans of $6.1 million under the bank facilities given to Treasure Success International Limited.

Statutory Reserves

In accordance with the Corporate Law in Jordan, the subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As our subsidiaries have already reserved the maximum required by law, they did not reserve any additional amounts during the three months ended June 30, 2018 and 2017.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of June 30, 2018 and 2017.

	As of June 30,
	2018	2017
Statutory Reserves	$72	$72
Total Restricted Net Assets	$72	$72
Consolidated Net Assets	$45,009	$26,515
Restricted Net Assets as Percentage of Consolidated Net Assets	0.16%	0.27%

Total restricted net assets accounted for approximately 0.16% of our consolidated net assets as of June 30, 2018. As discussed above, our subsidiaries in Jordan are required to reserve 10% of net profits until the reserve is equal to 100% of the subsidiary’s share capital. Our subsidiaries have already reserved the maximum amount required. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $0.5 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, for purchases of equipment in connection with our business activities and increase of capacity. Additions in plant and machinery amounted to approximately $0.4 million and approximately $92,000 for the three months ended June 30, 2018 and 2017, respectively, and additions to leasehold improvements amounted to approximately $46,000 and $72,000 for the three months ended June 30, 2018 and 2017 respectively.

In 2015, we commenced a project to build a 4.844 square foot workshop in the Tafilah Governorate of Jordan, which will primarily be used as a sewing workshop for Jerash Garments. This project is expected to cost $230,000 and is expected to be completed in calendar year 2018. There is another project for the construction of a 53.820 square foot workshop in Al-Hasa County in the Tafilah governorate of Jordan, which is expected to be completed by the middle of calendar year 2019.

We project that we will use an aggregate of approximately $3.1 million to fund our capital expenditures for fiscal 2019 and fiscal 2020 for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from our subsidiaries’ operations to fund our capital commitments in the past and anticipate using such funds and proceeds received from our expected initial public offering to fund capital expenditure commitments in the future.

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

Revenue recognition

Revenue Recognition for Contracts with Customers

In May 2014, the FASB issued guidance which provided a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance was revised and clarified through supplemental adoption guidance subsequent to May 2014. This new revenue recognition guidance superseded most of the prior revenue recognition guidance, which specified that revenue should be recognized when risks and rewards are transferred to a customer. Under the new guidance, revenue is recognized at an amount that reflects the consideration expected to be received for those goods and services pursuant to a five-step approach: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments.

Pursuant to ASC 606 and ASC 270-10-50-1A, we have conducted an analysis for each of our customers with the five-step approach that has been reviewed by our audit committee. We derive all of our revenue through the supply of apparel products to our customers. We normally receive purchase orders from customers for the supply of apparel products with specifications provided by customers to them at a specific quantity to a specific location on or before a specific date. Purchase orders are contracts between our Company and the customers. Performance obligations include to deliver a stated quantity of a specific product in acceptable quality (with style number, product description and color) to a specific location in accordance to the shipping term on or before a specific date detailed on a purchase order.

Revenue is recognized when performance obligations under the terms of the purchase orders with our customers are satisfied. Our performance obligations generally consist of delivering our products to a specific location designated by the customers on purchase orders. Control of the products is generally transferred upon delivering the products to customers based on shipping terms mostly free on board shipping point. Once control is transferred to the customers, we have completed our performance obligations related to the contract. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the purchase orders determined by the shipped quantity and the unit price.

We offer credit terms to our customers. Receivables are recognized when revenue is recognized. Our receivables resulting from contracts with our customers are typically 45 to 60 days from sailing date from shipping point in accordance with established credit terms. Most of our performance obligations under terms of our contracts with customers have an expected original duration of one year or less. Before the performance obligations are fulfilled, we maintain costs of the products related to purchase orders in our inventory. Both inventory values as of June 30, 2018 and March 31, 2108, were approximately $20 million.

Receivables resulted from sales revenue recognition as of June 30, 2018 was $13.2 million, with an increase of $8.0 million comparing to $5.2 million as of March 31, 2018. The increase was primarily attributable to higher sales revenue recognized in the month of June 2018, after completion of our performance obligations, with a credit term of 45 to 60 days from sailing dates granted to our customer. We did not have any business combinations in the quarter ended June 30, 2018 that might cause significant changes in contract assets and contract balances, nor was there any impairment of contract assets. There was also no change in time frame for a right to consideration to become unconditional or any change in the time frame for a performance obligation to be satisfied.

The new guidance does not affect the methodology we have been adopting to recognize revenue in previous fiscal years and thus there was no adjustment for the cumulative effect of applying the guidance to retained earnings for compliance with the guidance.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing with a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of June 30, 2018 and March 31, 2018.

Recent Accounting Pronouncements

See Note 3 – Recent Accounting Pronouncements in the notes to our unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2018, concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting due to the transition period established by the SEC for newly public companies.

JERASH HOLDINGS (US), INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings. From time-to-time the Company is, and the Company anticipates that we will be, involved in legal proceedings, claims and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on the Company’s financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, the Company’s financial position and prospects could be harmed.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Linkbase	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2018	Jerash Holdings (US), Inc.

	By:	/s/ Richard J. Shaw
Richard J. Shaw
Chief Financial Officer (Principal Financial Officer)

