Form 10-Q
period 2018-09-30
Jerash Holdings (US), Inc.
filed 2018-11-13
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(212) 575-9085

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 12, 2018, there were outstanding 11,325,000 shares of common stock, par value $0.001 per share.

Jerash Holdings (US), Inc.

Form 10-Q

For the Second Quarter and Six Months Ended September 30, 2018

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2018 (Unaudited)	2018

ASSETS
Current Assets:
Cash	$26,779,644	$8,597,830
Accounts receivable	15,687,636	5,247,090
Accounts receivable - related party	-	50,027
Inventories	8,741,996	20,293,392
Prepaid expenses and other current assets	1,065,504	1,533,868
Advance to suppliers	72,100	1,128,079
Total Current Assets	52,346,880	36,850,286

Restricted cash	3,681,308	3,598,280
Property, plant and equipment, net	2,863,998	2,819,715
Total Assets	$58,892,186	$43,268,281

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$2,154,756	$980,195
Accounts payable	1,715,767	4,776,812
Accrued expenses	1,111,544	1,175,427
Income tax payable	1,463,000	112,000
Other payables	1,065,890	878,987
Total Current Liabilities	7,510,957	7,923,421

Income tax payable – non-current	1,591,000	1,288,000
Total Liabilities	9,101,957	9,211,421

Commitments and Contingencies (See Note 13)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 and 15,000,000 shares authorized; 11,325,000 shares and 9,895,000 shares issued and outstanding as of September 30, 2018 and March 31, 2018.	11,325	9,895
Additional paid-in capital	14,762,813	2,742,158
Statutory reserve	71,699	71,699
Retained earnings	34,649,535	30,948,006
Accumulated other comprehensive loss	(14,875)	(24,502)
Total Shareholder's Equity	49,480,497	33,747,256

Noncontrolling interest	309,732	309,604
Total Equity	49,790,229	34,056,860

Total Liabilities and Equity	$58,892,186	$43,268,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017

Revenue, net	$33,464,397	27,549,479	51,827,482	48,899,637
Cost of goods sold	25,115,416	20,334,639	38,818,710	36,832,253
Gross Profit	8,348,981	7,214,840	13,008,772	12,067,384

Selling, general and administrative expenses (including share based compensation expenses for the three months ended September 30, 2018 and 2017 of $193,954 and $0, respectively and for the six months ended September 30, 2018 and 2017 of $3,399,934 and $116,578, respectively).	2,292,396	1,458,097	7,477,016	2,875,653
Total Operating Expenses	2,292,396	1,458,097	7,477,016	2,875,653

Income from Operations	6,056,585	5,756,743	5,531,756	9,191,731

Other Expense:
Other expense, net	6,832	4,612	1,252	10,928
Total other expense, net	6,832	4,612	1,252	10,928

Net Income before provision for income tax	6,049,753	5,752,131	5,530,504	9,180,803

Income tax expense	1,463,000	—	1,829,000	—

Net income	4,586,753	5,752,131	3,701,504	9,180,803

Net loss attributable to noncontrolling interest	17	1	25	2,819

Net income attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$4,586,770	$5,752,132	$3,701,529	$9,183,622

Net Income	$4,586,753	$5,752,131	$3,701,504	$9,180,803
Other Comprehensive Income:

Foreign currency translation gain	817	45,860	9,780	23,544

Total Comprehensive Income	4,587,570	5,797,991	3,711,284	9,204,347
Comprehensive income (loss) attributable to noncontrolling interest	(17)	467	128	(2,620)
Comprehensive Income Attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$4,587,587	$5,797,524	$3,711,156	$9,206,967

Earnings Per Share Attributable to Common Shareholders:
Basic	$0.41	$0.60	$0.33	$0.96
Diluted	$0.40	$0.60	$0.33	$0.96
Weighted Average Number of Shares
Basic	11,325,000	9,577,172	11,074,945	9,577,172
Diluted	11,380,314	9,577,172	11,230,299	9,577,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity

Balance at March 31, 2017	-	$-	8,787,500	$8,788	$1,091,212	$71,699	$20,537,889	$(8,395)	$316,597	$22,017,790

Reverse recapitalization	-	-	712,500	712	288	-	-	-	-	1,000
Private placement – common stock and warrants issued, net of stock issuance costs of $444,475	-	-	395,000	395	1,534,080	-	-	-	-	1,534,475
Stock-based compensation expense for the warrants issued to the board observer	-	-	-	-	116,578	-	-	-	-	116,578
Net income (loss)	-	-	-	-	-	-	9,183,622	-	(2,819)	9,180,803
Foreign currency translation loss	-	-	-	-	-	-	-	23,345	199	23,544

Balance at September 30, 2017 (unaudited)	-	$-	9,895,000	$9,895	$2,742,158	$71,699	$29,721,511	$14,950	$313,977	$32,874,190

Balance at March 31, 2018	-	$-	9,895,000	$9,895	$2,742,158	$71,699	$30,948,006	$(24,502)	$309,604	$34,056,860

Common stock issued net of stock issuance costs of $1,387,879	-	-	1,430,000	1,430	8,620,691	-	-	-	-	8,622,121
Stock-based compensation expense for the warrants issued under stock incentive plan	-	-	-	-	3,399,934	-	-	-	-	3,399,934
Warrants issued to the underwriter	-	-	-	-	30	-	-	-	-	30
Net income (loss)	-	-	-	-	-	-	3,701,529	-	(25)	3,701,504
Foreign currency translation gain	-	-	-	-	-	-	-	9,627	153	9,780

Balance at September 30, 2018 (unaudited)	-	$-	11,325,000	$11,325	$14,762,813	$71,699	$34,649,535	$(14,875)	$309,732	$49,790,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,701,504	$9,180,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	653,542	588,324
Stock-based compensation expense	3,399,934	116,578
Income tax paid	(175,000)	-
Changes in operating assets:
Accounts receivable	(10,435,721)	(10,071,211)
Accounts receivable- related party	50,040	(3,757,365)
Inventories	11,559,013	13,735,903
Prepaid expenses and other current assets	160,848	(22,930)
Advance to suppliers	1,056,316	-
Changes in operating liabilities:
Accounts payable	(3,062,764)	(7,916,065)
Accrued expenses	(64,450)	(3,028)
Other payables	186,427	(140,258)
Income tax payable	1,829,000	-
Net cash provided by operating activities	8,858,689	1,710,751

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(716,728)	(671,742)
Other receivable - related party	-	336,746
Net cash used in investing activities	(716,728)	(334,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	1,173,825	350,150
Due from shareholders	-	692,500
Net proceeds from private placement	-	1,772,845
Net proceeds from Common stock	8,930,300	-
Warrants issued to the underwriter	30	-
Net cash provided by financing activities	10,104,155	2,815,495

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,726	5,081

NET INCREASE IN CASH AND RESTRICTED CASH	18,264,842	4,196,331

CASH AND RESTRICTED CASH, BEGINNING OF THE PERIOD	12,196,110	4,132,761

CASH AND RESTRICTED CASH, END OF THE PERIOD	$30,460,952	$8,329,092

CASH AND RESTRICTED CASH, END OF THE PERIOD	$30,460,952	$8,329,092
LESS: NON-CURRENT RESTRICTED CASH	3,681,308	3,476,281
CASH, END OF PERIOD	$26,779,644	$4,852,811

Non-cash financing activities
Warrants issued to underwriters in connection with the IPO in fiscal 2019 and the private placement in fiscal 2018	$160,732	$161,926
Prepaid stock issuance cost netted with proceeds from the IPO in fiscal 2019 and the private placement in fiscal 2018	$308,179	$239,105

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

Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”) was incorporated as a limited liability company in Amman, Jordan on September 18, 2005 with declared capital of JOD 50,000, as a wholly owned subsidiary of WCL. Jerash Garments is the sole user of the land, building and equipment being held by Victory Apparel and had a lease agreement with Victory Apparel related to the use of these assets before GTI and its subsidiaries were acquired by WCL in March 2012. The land and building were not registered in Victory Apparel’s name, and Jerash Garments continued to hold the land and building in its name in trust for Victory Apparel. The declaration of trust was never registered with the Land Registry of Jordan, and on June 30, 2016, Victory Apparel and Jerash Garments dissolved the sale agreement, resulting in the property and equipment being owned free and clear by Jerash Garments. Victory Apparel has no significant assets or liabilities as well as no significant operating activities of its own and WCL intends to dissolve the entity.

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

Treasure Success International Limited (“Treasure Success”) was incorporated on July 5, 2016 in Hong Kong, China, whose 100% equity interest is registered under the name of the Chairman of the Board of Jerash Garments, with the primary purpose to employ staff from China to support Jerash Garments' operations. On October 31, 2016, the Chairman of the Board of Jerash Garments transferred his 100% equity interest in Treasure Success to GTI. Treasure

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company's financial position as of September 30, 2018, its results of operations and its cash flows for the six months ended September 30, 2018 and 2017, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As described in Note 1, management of the Company has concluded that Victory Apparel is a VIE, and that Jerash Garments is considered the primary beneficiary because Mr. Choi, our president, director and significant shareholder absorbs the risks and rewards of Victory Apparel; therefore, we consolidate Victory Apparel for financial reporting purposes. Noncontrolling interests result from the consolidation of Victory Apparel, which is 100% owned by WCL.

Principles of Consolidation

The following table sets forth the carrying amounts of the assets and liabilities of the VIE, Victory Apparel, which was included in the Company’s consolidated balance sheets:

	September 30, 2018	March 31, 2018
Current assets	$2,045	$2,069
Intercompany receivables*	307,687	311,527
Total assets	309,732	313,596

Third party current liabilities	-	(3,992)
Total liabilities	-	(3,992)
Net assets	$309,732	$309,604

* Receivables from Jerash Garments are eliminated upon consolidation.

Victory Apparel did not generate any income but incurred certain expenses for each of three and six month periods ended September 30, 2018 and 2017. The loss was $17 and $1 for the three months ended September 30, 2018 and 2017, respectively. The loss was $25 and $2,819 for the six months ended September 30, 2018 and 2017, respectively.

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

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of September 30, 2018 and March 31, 2018, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing for a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of September 30, 2018 and March 31, 2018.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three and six months ended September 30, 2018 and 2017.

Revenue Recognition

The Company adopted ASC 606 in the first quarter of fiscal year 2019 using the modified retrospective approach. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in the scope of Topic 606 and therefore there were no material changes to the Company’s consolidated financial statements upon adoption of ASC 606.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The table below presents the impact of applying the new revenue recognition standard to the components of total revenue within the unaudited condensed consolidated statement of income and comprehensive income for the three and six months ended September 30, 2018. The Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and concluded that there were no differences in the pattern of revenue recognition:

		Three Months Ended
		September 30,
		(in millions of dollars)
	As reported	Financial Results prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Revenue:	$33,464,397	$33,464,397	$-

		Six Months Ended
		September 30,
		(in millions of dollars)
	As reported	Financial Results prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Revenue:	$51,827,482	$51,827,482	-

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s customized ready-made outerwear for large brand-name retailers. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 45 to 90 days of the invoice date, and the contracts do not have significant financing components. Shipping and handling costs associated with outbound freight are not an obligation of the Company.

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

The contract assets are recorded on the Condensed Consolidated Balance Sheet as accounts receivable as of September 30, 2018 and March 31, 2018, respectively. For the three and six months ended September 30, 2018 and 2017, there was no revenue recognized from performance obligations related to prior periods. As of September 30, 2018, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see Note 12).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenues. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $281,270 and $272,048 for the three months ended September 30, 2018 and 2017, respectively. Total shipping and handling expenses were $416,152 and $396,999 for the six months ended September 30, 2018 and 2017, respectively.

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings was incorporated in the State of Delaware and is subject to federal income tax in the United States of America. GTI was incorporated in the BVI and is not subject to income taxes under the current laws of BVI. Treasure Success was registered in Hong Kong and has no operating profit for current tax liabilities. Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are subject to the regulations of the Income Tax Department in Jordan. The corporate income tax rate in Jordan is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments' export sales to overseas customers is entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption has been extended for 5 years until December 31, 2018. Jerash Garments can apply for further extension of the tax exemption upon expiration. The estimated tax savings as a result of the tax exemption for Jerash Garments totaled $936,691 and $828,157 for the three months ended September 30, 2018 and 2017, respectively. Per share effect of the tax exemption was $0.08 and $0.09 for the three months ended September 30, 2018 and 2017.

The estimated tax savings as a result of the tax exemption for Jerash Garments totaled $1,362,230 and $1,332,832 for the six months ended September 30, 2018 and 2017, respectively. Per share effect of the tax exemption were $0.12 and $0.14 for the six months ended September 30, 2018 and 2017.

Local sales of Jerash Garments are subject to income tax at a fixed rate of 14%. No tax provision was provided for the three and six months ended September 30, 2018 and 2017 because there was no net income generated from local sales.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Deferred income taxes were immaterial, and accordingly, no deferred tax assets or liabilities were recognized as of September 30, 2018 and March 31, 2018.

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

expense in the consolidated statements of income and comprehensive income. There were no uncertain tax positions for our Jordan income taxes, and our tax returns in Jordan prior to 2015 are not subject to examination by any applicable tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. Under the provisions of the Tax Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ended March 31, 2018, and 21% for subsequent fiscal years. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change has caused the Company to record one-time income tax payable to be paid over 8 years.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar and the Company and its subsidiaries use the Jordanian Dinar (“JOD”) as their functional currency, except for Treasure Success, which uses the Hong Kong Dollar (“HKD”) as its functional currency. The assets and liabilities of the Company have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date, equity accounts have been translated into U.S. dollars at historical rates, and revenue and expenses have been translated into U.S. dollars using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The value of the JOD against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in the Jordan’s political and economic conditions. Any significant revaluation of the JOD may materially affect the Company’s financial condition in terms of reporting in U.S. dollars. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	September 30, 2018	March 31, 2018	September 30, 2017
Period-end spot rate	US$1=JOD 0.7090	US$1=JOD 0.7094	US$1=JOD 0.7086
	US$1=HKD 7.8286	US$1=HKD 7.8490	US$1=HKD 7.8125
Average rate	US$1=JOD 0.7092	US$1=JOD 0.7092	US$1=JOD 0.7094
	US$1=HKD 7.8465	US$1=HKD 7.8091	US$1=HKD 7.8003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company measures compensation expense for stock-based awards to employees, non-employee contractors and directors based upon the awards’ initial grant-date fair value. The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method. The fair value of awards is then marked-to-market each reporting period until vesting criteria are met.

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

•

Dividend Yield: At the time of grant, the Company's did not expect to pay a dividend in the foreseeable future, and accordingly, a 0% dividend yield was used in valuing the stock-based awards. Any subsequent stock-based compensation awards will be valued using the expected dividend yield as noted in Note 15.

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. (See Note 11.)

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD to U.S. dollars is reported in other comprehensive income (loss) in the unaudited condensed consolidated statements of income and comprehensive income.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, due from related parties, due from shareholders, accounts payable, accrued expenses, other payables and short-term loan to approximate the fair value of the respective assets and liabilities at September 30, 2018 and March 31, 2018 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2018 and March 31, 2018, $3,052,649 and $4,793,527 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of September 30, 2018 and March 31, 2018, $27,148,976 and $7,400,111 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of September 30, 2018 and March 31, 2018, $259,327 and $2,472 of the Company’s cash was on deposit in the United States and insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

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

Customer and vendor concentration risk

Prior to August 2016, substantially all of the Company’s sales were made to end-customers through its affiliate (see Note 9) that are located primarily in the United States (see Note 12). Thereafter, the Company began selling directly to its customers. The Company’s operating results could be adversely affected by U.S. government policy on exporting business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenues and purchases with specific customers and suppliers. For the three months ended September 30, 2018, two end-customers accounted for 78% and 11% of total revenue. For the six months ended September 30, 2018, two end-customers accounted for 83% and 7%, of total revenue. For the three months ended September 30, 2017, two end-customers accounted for 85% and 7% of total revenue. For the six months ended September 30, 2017, two end-customers accounted for 84% and 9% of total revenue. As of September 30, 2018, two customers accounted for 67% and 24% of the total accounts receivable balance. As of March 31, 2018, two customers accounted for 57% and 22% of the total accounts receivable balance.

For the three months ended September 30, 2018, the Company purchased approximately 14% and 11% of its raw materials from two major suppliers. For the six months ended September 30, 2018, the Company purchased approximately 19% and 13% of its raw materials from two major suppliers. For the three months ended September 30, 2017, the Company purchased approximately 97% of its raw materials from one major supplier. For the six months ended September 30, 2017, the Company purchased approximately 97% of its raw materials from one major supplier. As of September 30, 2018, four suppliers accounted for 23%, 15%, 12% and 11% of the total accounts payable balance. As of March 31, 2018, there was a net prepaid balance to the major supplier.

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

On April 1, 2018, we adopted ASU 2016-18, Restricted Cash – A Consensus of the FASB Emerging Issues Task Force, (“ASU 2016-18”), which amends ASC 230, Statement of Cash Flows, to clarify guidance on the classification and presentation of restricted cash in the statement of cash flows using the full retrospective method. Adoption of this standard did not have a material impact on our consolidated financial statements. See our unaudited condensed consolidated statements of cash flows for the reconciliation of cash presented in the statements of cash flows to the cash presented on the balance sheet.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements such that an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 became effective for the Company beginning April 1, 2018 for both interim and annual reporting periods. The adoption of ASU 2017-09 did not have a material impact on the Company's condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption of this ASU is permitted. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

NOTE 4 – ACCOUNTS RECEIVABLES, NET

The Company’s net accounts receivable is as follows:

	As of	As of
	September 30, 2018	March 31, 2018
Trade accounts receivable	$15,687,636	$5,247,090
Less: allowances for doubtful accounts	-	-
Accounts receivables, Net	$15,687,636	$5,247,090

As of September 30, 2018 and March 31, 2018 the balance of accounts receivable includes $3 and $470,659, of factored accounts receivable to be received from Hong Kong and Shanghai Banking Corporation (“HSBC”) under the Factoring Agreement (see Note 10).

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	September 30, 2018	March 31, 2018
Raw materials	$5,393,718	$11,497,237
Work-in-progress	675,539	2,073,509
Finished goods	2,672,739	6,722,646
Total inventory	$8,741,996	$20,293,392

An inventory allowance was not considered necessary as of September 30, 2018 and March 31, 2018.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of September 30, 2018	As of March 31, 2018
Land	$61,078	$61,048
Property and buildings	432,562	432,347
Equipment and machinery	5,523,345	4,918,270
Office and electric equipment	514,479	505,356
Automobiles	367,332	372,084
Leasehold improvements	1,633,566	1,552,108
Subtotal	8,532,362	7,841,213
Construction in progress	197,290	217,494
Less: Accumulated Depreciation and Amortization	(5,865,654)	(5,238,992)
Property and Equipment, Net	$2,863,998	$2,819,715

Depreciation and amortization expense was $334,232 and $300,540 for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expense was $653,542 and $588,324 for the six months ended September 30, 2018 and 2017, respectively.

The construction in progress account represents costs incurred for constructing two new sewing workshops. The first one is an approximately 4,800 square foot workshop in the Tafilah Governorate of Jordan, which is expected to be completed by the end of calendar year 2018. The second one is an approximately 54,000 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed by the middle of calendar year 2019.

NOTE 7 – EQUITY

Preferred Stock

The Company has 500,000 authorized shares of preferred stock with a par value of $0.001 per share, and with none issued and outstanding as of September 30, 2018 and March 31, 2018. The preferred stock can be issued by the Board of Directors in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations or restrictions of such rights as the Board of Directors may determine from time to time.

NOTE 7 – EQUITY (Continued)

Common Stock

Prior to September 17, 2018, the Company had 15,000,000 authorized shares of common stock with a par value of $0.001 per share. On September 17, 2018, following approval from its stockholders, the Company filed a certificate of amendment to its certificate of incorporation to increase its authorized shares of common stock from 15,000,000 to 30,000,000. The Company had 11,325,000 and 9,895,000 shares of common stock outstanding as of September 30, 2018 and March 31, 2018 respectively.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As of both September 30, 2018 and March 31, 2018, the consolidated balance of the statutory reserve was $71,699.

Private placement

On May 15, 2017, the Company conducted the initial closing of a private placement for the sale of an aggregate of 540,000 shares of common stock and warrants exercisable for up to 54,000 shares of common stock to ten accredited investors. Fifty percent of the shares (270,000 shares) purchased in the initial closing were sold by one of the Company’s shareholders at $4.99 per share, the remaining fifty percent of the shares (270,000 shares) were issued by Jerash Holdings. Each share was sold together with one warrant, with each such warrant being immediately exercisable for one-tenth of one share of common stock. 540,000 five-year warrants were issued at $0.01 per warrant to purchase up to 54,000 shares of Jerash Holdings’ common stock at an exercise price per full share equal to $6.25. The Company received aggregate gross proceeds of $1,352,700 for the shares and warrants issued and sold in the initial closing of the private placement, and incurred direct expenses related to the offering of $379,828.

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

NOTE 7 – EQUITY (Continued)

Independent Board of Directors

Simultaneous with the closing of the IPO, the Company increased the size of Board of Directors from two to five members and elected three new independent directors who were all reelected to the Board of Directors at the Company’s 2018 annual meeting of stockholders and will hold office until the next annual meeting of stockholders. The Company approved an audit committee charter and formed an audit committee of the Board of Directors, whose chair is an “audit committee financial expert.” The Company also approved a compensation committee charter and a nominating and corporate governance committee charter and formed a compensation committee and a nominating and corporate governance committee.

NOTE 8 – STOCK BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate and dividend yield appropriate at the date the warrants were issued.

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

On May 15, 2017, Jerash Holdings also issued a five-year warrant to purchase up to 50,000 shares of its common stock pursuant to a letter agreement with one of its board advisors. The warrant has an exercise price of $5.00 per share and may be converted by means of “cashless” exercise during the term of the warrant. This warrant may be exercised any time after issuance through and including the five-year anniversary of the issuance date. Stock-based compensation expense was recognized during the quarter ended June 30, 2017 was $116,578 for this warrant. No compensation expense was recognized in connection with this warrant during the three and six months ended September 30, 2018.

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

Simultaneous with the closing of the IPO, the Company issued to the underwriter and its affiliates warrants to purchase 57,200 shares of common stock (“IPO Underwriter Warrants”) at an exercise price of $8.75 per share with an expiration date of May 2, 2023. The shares underlying the IPO Underwriter Warrants were subject to a 180-day lock-up.

During the period ended September 30, 2018, all of the outstanding warrants were fully vested and exercisable other than the 57,200 IPO Underwriter Warrants noted above subject to a 180-day lock-up.

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The fair value of these warrants granted was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Common Stock Warrants September 30, 2018
Expected term (in years)	5.0
Risk-free interest rate (%)	1.8% - 2.8%
Expected volatility (%)	50.3% - 52.2%
Dividend yield (%)	0.0%

Warrants issued for services

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding at March 31, 2018	207,210	$5.69
Granted (Underwriter Warrants for the IPO)	57,200	$8.75
Exercised	-	-
Cancelled	-	-
Warrants outstanding at September 30, 2018	264,410	$6.35

Stock Options

On March 21, 2018 the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock were reserved for issuance under the Plan. On April 9, 2018, the Board of Directors approved the issuance of 989,500 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years. As of September 30, 2018, all of these outstanding stock options were fully vested and exercisable.

The fair value of the options granted on April 9, 2018 was estimated as of the grant date using the Black-Scholes model with the following assumptions.

Stock Options September 30, 2018
Expected term (in years)	5.0
Risk-free interest rate (%)	2.6%
Expected volatility (%)	50.3%
Dividend yield (%)	0.0%

On August 3, 2018, the Board of Directors granted the Company’s Chief Financial Officer and Head of U.S. Operations a total of 150,000 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $6.12 per share and a term of ten years. The options vest in three equal six-month installments, with the first one-third having vested on August 3, 2018 and the remaining amounts vesting on February 3 and August 3, 2019.

NOTE 8 – STOCK BASED COMPENSATION (Continued)

Stock Options (Continued)

The fair value of the options granted on August 3, 2018 was estimated as of the grant date using the Black-Scholes model with the following assumptions.

Stock Options September 30, 2018
Expected term (in years)	10.0
Risk-free interest rate (%)	2.95%
Expected volatility (%)	50.3%
Dividend yield (%)	0.0%

The fair value of all outstanding stock options is $3.21. Stock option activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Stock options outstanding at March 31, 2018	-	-
Granted	1,139,500	$6.88
Exercised	-	-
Cancelled	-	-
Stock options outstanding at September 30, 2018	1,139,500	$6.88

Total expense related to the stock options issued was $193,954 for the three months ended September 30, 2018 and $3,399,934 for the six months ended September 30, 2018. There were $387,909 of unrecognized compensation costs at September 30, 2018 relating to unvested awards.

NOTE 9 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions
Ford Glory Holdings Limited (“FGH”)	Affiliate, former indirect parent of the Company	Working Capital Advances
Ford Glory International Limited, (“FGIL”)	Affiliate, subsidiary of FGH	Sales / Purchases
Value Plus (Macao Commercial Offshore) Limited (“VPMCO”)	Affiliate, subsidiary of FGH	Purchases
Yukwise Limited (“Yukwise”)	Common Shareholder	Consulting Services
Multi-Glory Corporation Limited (“Multi-Glory”)	Common Shareholder	Consulting Services

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

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

Accounts receivable from related party in connection with the collection of accounts receivable from end-customers on behalf of the Company due to the support arrangement during the transition period as described below (see a. Sales to related party) consisted of the following:

	As of September 30, 2018	As of March 31, 2018
FGIL	$-	$50,027

Related party transactions:

a.	Sales to related party:

Pursuant to the Sale and Purchase Agreement, the Company has all rights, interests and benefits of the sales agreements signed with end-customers since August 2016, together with the costs and obligations of those agreements. During the transition period, the Company’s affiliate supported the Company to complete the transition with no additional fees charged. For the three months ended September 30, 2018 and 2017, $0 and $23,413,053, respectively, of sales were made with the support of FGIL. For the six months ended September 30, 2018 and 2017, $0 and $42,185,022, respectively, of sales were made with the support of FGIL.

b.	Consulting agreements

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended September 30, 2018 and $150,000 for the six months ended September 30, 2018.

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum, with automatic renewal for one-month terms. This agreement became effective as of January 1, 2018. Total advisory and management expenses under this agreement were $75,000 for the three months ended September 30, 2018 and $150,000 for the six months ended September 30, 2018.

c.	Personal Guarantees

Borrowings under the Credit Facility, as defined below, with HSBC are collateralized by the personal guarantees by Mr. Choi and Mr. Ng Tsze Lun.

NOTE 10 – CREDIT FACILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with HSBC (the “Facility Letter”). In addition, pursuant to an offer letter dated June 5, 2017, HSBC offered to provide Treasure Success with a $12,000,000 factoring facility for certain debt purchase services related to our accounts receivables (the “Factoring Agreement” and together with the Facility Letter, the “Credit Facilities”). The Credit Facilities are guaranteed by Jerash Holdings, Jerash Garments, as well as the Company’s two individual shareholders. In addition, the Credit Facilities require cash and other investment security collateral of $3,000,000. The Credit Facilities provide that drawings under the Credit Facilities are charged interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.5% for drawings in Hong Kong dollars, and the London Interbank Offered Rate (“LIBOR”) plus 1.5% for drawings in other currencies. In addition, the Credit Facilities also contain certain service charges and other commissions and fees.

Under the Factoring Agreement, HSBC also provides credit protection and debt services related to each preapproved customer. For any approved debts or collections assigned to HSBC, HSBC charges a flat fee of 0.35% on the face value of the invoice for such debt or collection. We may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. We may receive advances on invoices that are due within 30 days of the delivery of our goods, defined as the maximum invoicing period.

The Credit Facilities are subject to review at any time, and HSBC has discretion on whether to renew the Facility Letter. Either party may terminate the Factoring Agreement subject to a 30-day notice period.

As of September 30, 2018 and March 31, 2018, the Company had made $2,154,756 and $980,195 in withdrawals, respectively, under the Credit Facilities, which are due within 120 days of each borrowing date or upon demand by HSBC. As of September 30, 2018, $1,263,536 was outstanding under the Facility Letter and $891,220 was outstanding under the Factoring Agreement.

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2018 and 2017. 57,200 IPO Underwriter Warrants, 50,000 stock options to the Company’s Chief Financial Officer and 100,000 stock options to the Company’s Head of U.S. Operations were anti-dilutive for the three and six months ended September 30, 2018 and accordingly excluded from the EPS calculation.

	Three Months Ended September 30, (in $000s except share and per share information)		Six Months Ended September 30, (in $000s except share and per share information)
	2018	2017	2018	2017
Numerator:
Net income	$4,587	$5,753	$3,702	$9,184

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,325,000	9,577,172	11,074,945	9,577,172
Dilutive securities – unexercised warrants and options	55,314	-	155,354	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,380,314	9,577,172	11,230,299	9,577,172
Basic earnings per share	$0.41	$0.60	$0.33	$0.96
Diluted earnings per share	$0.40	$0.60	$0.33	$0.96

NOTE 12 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three-month periods ended September 30, 2018 and 2017, outerwear accounted for approximately 96.3% and 91.8% of total revenue, respectively. For the six-month periods ended September 30, 2018 and 2017, outerwear accounted for approximately 97.3% and 95.3% of total revenue, respectively. Based on management's assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended September 30, 2018 and 2017, respectively.

	For the three months ended
	September 30, 2018	September 30, 2017
United States	$27,864,070	$25,274,990
Jordan	4,968,784	2,249,807
Other countries	631,543	24,682
Total	$33,464,397	$27,549,479

The following table summarizes sales by geographic areas for the six months ended September 30, 2018 and 2017, respectively.

	For the six months ended
	September 30, 2018	September 30, 2017
United States	$45,673,431	$46,339,490
Jordan	5,098,997	2,307,165
Other countries	1,055,054	252,982
Total	$51,827,482	$48,899,637

All long-lived assets were located in Jordan as of September 30, 2018 and March 31, 2018.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Rent Commitment

The Company leases two manufacturing facilities under operating leases. Operating lease expense amounted to $347,286 and $313,222 for the three months ended September 30, 2018 and 2017, respectively, and amounted to $689,629 and $629,964 for the six months ended September 30, 2018 and 2017, respectively. The Company is currently evaluating the renewal of these leases.

Future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended September 30,
2019	$424,304
2020	17,971
2021 and thereafter	-
Total	$442,275

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company has twenty-six operating leases for its facilities that require monthly payments ranging between $247 and $26,947 that are renewable on an annual basis.

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

NOTE 14 – INCOME TAX

The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change has caused the Company to record a one-time income tax payable to be paid over 8 years. The one-time transition tax was calculated using the Company’s total post-1986 overseas earnings and profits based on a rate of 15.5% for the Company’s cash and cash equivalents and a rate of 8% for its other assets. The Company previously booked a provisional charge of $1.4 million related to the transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $1.4 million for the year ended March 31, 2018. The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. The Company revised its estimate of the impact of the transition tax, which resulted in a total of $1,892,000 in transition tax due.

Under GAAP, companies are allowed to make an accounting policy election to either treat taxes resulting from GILTI using the period cost method or the deferred method. The Company has selected the period cost method as its accounting policy with respect to the new GILTI tax rules, and therefore considered the taxes resulting from GILTI as a current-period expense for the six-month period ended September 2018. See Note 2 for additional discussion on GILTI policy election.

The Company booked $1,463,000 and $0 in income tax expense for the quarters ended September 30, 2018 and 2017, respectively, and $1,829,000 and $0 in income tax expense for the six months ended September 30, 2018 and 2017, respectively.

The Tax Act has significant complexity and our final tax liability may materially differ from provisional estimates due to additional guidance and regulations that may be issued by the U.S. Treasury Department, the Internal Revenue Service and state and local tax authorities, and for the Company’s finalization of the relevant calculations required by the new tax legislation.

NOTE 15 – SUBSEQUENT EVENT

On November 1, 2018, the Board of Directors approved the payment of an annual dividend of $0.20 per share, paid quarterly. The first quarterly dividend will be paid on November 27, 2018 to stockholders of record as of November 19, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenues or other financial items; any statements regarding the adequacy, availability and sources of capital, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” “project” or “anticipate” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in this Quarterly Report, particularly under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and subsequent reports that we file with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

Three months ended September 30, 2018 and September 30, 2017

The following table summarizes the results of our operations during the three-month periods ended September 30, 2018 and 2017 and provides information regarding the dollar and percentage increase or (decrease) during such periods.

 (All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$33,464	100%	$27,549	100%	$5,915	21%
Cost of goods sold	25,115	75%	20,334	74%	4,781	24%
Gross profit	8,349	25%	7,215	26%	1,134	16%
Selling, general and administrative expenses	2,292	7%	1,458	5%	834	57%
Other expense, net	7	0%	5	0%	2	40%
Net income before taxation	$6,050	18%	$5,752	21%	$298	5%
Taxation	1,463	4%	-	-	1,463	-
Net income	$4,587	14%	$5,752	21%	$(1,165)	(20)%

Revenue. Revenue increased by approximately $5.9 million or 21%, to $33.5 million, for the three months ended September 30, 2018 from approximately $27.5 million for the same period in fiscal 2018. The increase was mainly the result of deferred shipments attributable to the national holidays in Jordan for EID al-Fitr from June 15 to June 18, 2018 that affected our shipments and created backlog at the port of Aqaba the following week. We normally send our products to the port of Aqaba over weekends and freight forwarders designated by customers will effect shipments per customers’ instructions on Monday and Tuesday. Approximately $2.5 million of shipments scheduled to be shipped in June were shipped in early July due to the EID al-Fitr holiday. In addition, we had increases in sales to one of our major customers in the United States, our major export destination, and also our execution of local orders in Jordan.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended September 30, 2018.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September, 2018
	Sales
	Amount	%
VF Corporation(1)	$26,231	78.4%
Columbia	2,264	6.8%
Others	4,969	14.8%
Total	$33,464	100.0%

(1)	Substantially all of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$27,864	83%	$25,275	92%	$2,589	10%
Jordan	4,969	15%	2,250	8%	2,719	121%
Others	631	2%	24	0%	607	2,529%
Total	$33,464	100%	$27,549	100%	$5,915	21%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, which became effective December 2001, all apparel manufactured in Jordan can be exported to the U.S. with free duty. This treaty provides substantial benefits to us by allowing us to compete and to expand our garment export business in the U.S.

The increase in sales to the U.S. of approximately 10% in the three months ended September 30, 2018, was mainly attributable to the reason mentioned above regarding the increase in shipments to one of our major customers in the U.S. Revenue from Jordan and other locations also increased significantly due to stronger demand of apparel products manufactured in Jordan per the Major Shipper Report.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $4.8 million or 24%, to approximately $25.1 million, for the three months ended September 30, 2018 compared to approximately $20.3 million for the same period in fiscal 2018. As a percentage of revenues, the cost of goods sold increased by approximately 1% to 75% for the three months ended September 30, 2018 compared to 74% for the same period in fiscal 2018. The increase in cost of goods sold as a percentage of revenues was primarily attributable to the lower proportion of export orders that typically provide higher profit margin. For the three months ended September 30, 2018, we purchased approximately 14% and 11% of our raw materials from two major suppliers, Universal Star Corporation (“Universal Star”) and Sunny Special Dyeing & Finishing Co.,Ltd. For the three months ended September 30, 2017, the Company purchased approximately 97% of its raw materials from one supplier, Onset Time Limited (“ONSET”).

Gross profit margin. Gross profit margin was approximately 25% for the three months ended September 30, 2018, which was lower by 1% from 26% for the same period in fiscal 2018. The lower gross profit margin was attributable to lower proportion of export orders that typically provide higher profit margin.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 57% from approximately $1.5 million for the three months ended September 30, 2017 to approximately $2.3 million for the three months ended September 30, 2018. The increase was primarily due to increases in expenses to expand marketing and supporting functions in the Hong Kong office, expenses related to banking and finance functions, legal and professional fees and compliance costs after we became a public reporting company in October 2017, and inclusion of stock-based compensation of approximately $0.2 million for an aggregate of 150,000 stock options granted to our Chief Financial Officer and Head of U.S. Operations in the quarter ended September 30, 2018.

In accordance with the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”) adopted by the Company on March 21, 2018, a total of 1,484,250 shares of common stock were reserved for issuance under the Plan for grants to management, key employees and consultants of the Company. On August 3, 2018, a total of 150,000 stock options were granted to our Chief Financial Officer and Head of U.S. Operations. The stock options have an exercise price of $6.12 per share of common stock and will be fully vested on August 3, 2019. Based on the valuation with Black Scholes model, value of each option is $3.88. There were approximately $390,000 unrecognized compensation costs related to these options at September 30, 2018.

The aggregate stock-based compensation in the three months ended September 30, 2018, was approximately $0.2 million related to the stock options granted on August 3, 2018. See Note 8 to the notes to our unaudited condensed consolidated financial statements for more information about these stock options. There was no stock based compensation in the quarter ended September 30, 2017.

Other expense, net. Other expense, net was approximately $6,800 for the three months ended September 30, 2018, as compared to other expense, net of approximately $4,600 for the same period in fiscal 2018. This increase was primarily due to the foreign currency exchange loss from converting Jordanian Dinars to U.S. Dollars for financial reporting.

Net income before taxation. Net income before taxation for the three months ended September 30, 2018 was $6.0 million compared to net income before taxation of approximately $5.8 million in the three months ended September 30, 2017. The increase was mainly attributable to the increase in sales of $5.9 million.

Taxation. The Tax Cuts and Jobs Act (the “Tax Act”) imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change has caused the Company to record a one-time income tax payable to be paid over 8 years. The one-time transition tax was calculated using the Company’s total post-1986 overseas earnings and profits based on a rate of 15.5% for the Company’s cash and cash equivalents and a rate of 8% for its other assets. The Company previously booked a provisional charge of $1.4 million in fiscal 2018 related to the transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $1.4 million for the year ended March 31, 2018. The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. The Company revised its estimate of the impact of the transition tax, which resulted in $1,892,000 of transition tax due. Accordingly, the Company booked a current charge to income tax expense of $492,000 at June 30, 2018. At September 30, 2018, $1,463,000 of current income tax is reflected as Income tax payable in current liabilities while a noncurrent income tax payable of approximately $1.6 million attributable to the transition tax is reflected in "other liabilities" of the Company’s Consolidated Balance Sheet. The Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 with a partial offset for foreign tax credits. Income tax expense for the three months ended September 30, 2018 was $1.5 million compared to $0 in the three months ended September 30, 2017. This increase is attributable to a provision relating to our GILTI liability for the three months ended September 30, 2018.

Net income. Net income for the three months ended September 30, 2018 was $4.6 million compared to a net income of $5.8 million for the same period in fiscal 2018. The decrease was primarily attributable to provision for GILTI tax of $1.5 million and the inclusion of stock-based compensation of approximately $0.2 million in the quarter ended September 30, 2018.

Six months ended September 30, 2018 and September 30, 2017

The following table summarizes the results of our operations during the six-month periods ended September 30, 2018 and 2017 and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2018		Six Months Ended September 30, 2017		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$51,827	100%	$48,899	100%	$2,928	6%
Cost of goods sold	38,818	75%	36,832	75%	1,986	5%
Gross profit	13,009	25%	12,067	25%	942	8%
Selling, general and administrative expenses	7,477	14%	2,875	6%	4,602	160%
Other expense, net	1	0%	11	0%	(10)	(91)%
Net income before taxation	$5,531	11%	$9,181	19%	$(3,650)	(40)%
Taxation	1,829	4%	-	-	1,829	-
Net income	$3,702	7%	$9,181	19%	$(5,479)	(60)%

Revenue. Revenue increased by approximately $3.0 million or 6%, to $51.8 million, for the six months ended September 30, 2018 from approximately $48.9 million for the same period in fiscal 2018. The increase was mainly the result of deferred shipments attributable to the national holidays in Jordan for EID al-Fitr from June 15 to June 18, 2018 that affected our shipments and created backlog at the port of Aqaba the following week. We normally send our products to the port of Aqaba over weekends and freight forwarders designated by customers will effect shipments per customers’ instructions on Monday and Tuesday. Approximately $2.5 million of shipments scheduled to be shipped in June were shipped in early July due to the EID al-Fitr holiday. In addition, we had increases in sales to one of our major customers in the United States, our major export destination, and also our execution of local orders in Jordan.

The following table outlines the dollar amount and percentage of total sales to our customers the six months ended September 30, 2018.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September, 2018
	Sales
	Amount	%
VF Corporation(1)	$42,961	82.9%
Columbia	3,767	7.3%
Others	5,099	9.8%
Total	$51,827	100.0%

(1) Substantially all of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2018		Six Months Ended September 30, 2017		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$45,673	88%	$46,339	95%	$(666)	(1)%
Jordan	5,099	10%	2,307	5%	2,792	121%
Others	1,055	2%	253	0%	802	317%
Total	$51,827	100%	$48,899	100%	$2,928	6%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, which became effective December 2001, all apparel manufactured in Jordan can be exported to the U.S. with free duty. This treaty provides substantial benefits to us by allowing us to compete and to expand our garment export business in the U.S.

The slight decrease in sales to the U.S. of approximately 1% in the six months ended September 30, 2018, was mainly attributable to the decrease in orders from one of the customers in the U.S., which was partly compensated by the increase in orders from another customer.

Sales to customers in Jordan and other locations increased by 121% and 317% respectively for the six-month ended September 30, 2018 compared with the same period in fiscal 2018. The increase in orders in Jordan reflected the growing demand of products manufactured in Jordan.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $2.0 million or 5%, to approximately $38.8 million, for the six months ended September 30, 2018 compared to approximately $36.8 million for the same period in fiscal 2018. As a percentage of revenues, the cost of goods sold remained at 75% which was consistent with the same period in fiscal 2018. For the six months ended September 30, 2018, we purchased approximately 19% and 13% of our raw materials from two major suppliers, Duck San Enterprise Co., Ltd. and Universal Star. For the six months ended September 30, 2017, the Company purchased approximately 97% of its raw materials from one supplier, ONSET.

Gross profit margin. Gross profit margin was approximately 25% for the six months ended September 30, 2018, which was consistent with the same period in fiscal 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 160% from approximately $2.9 million for the six months ended September 30, 2017 to approximately $7.5 million for the six months ended September 30, 2018. The increase was primarily due to inclusion of stock-based compensation of approximately $3.4 million for options granted to fifteen employees and consultants in the six-month period ended September 30, 2018, increases in expenses to expand marketing and supporting functions in the Hong Kong office, expenses related to banking and finance functions, and legal and professional fees and compliance costs after we became a public reporting company in October 2017.

In accordance with the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”) adopted by the Company on March 21, 2018, a total of 1,484,250 shares of common stock were reserved for issuance under the Plan for grants to management, key employees and consultants of the Company. On April 9, 2018, a total of 989,500 stock options were granted to thirteen employees and consultants. The options have an exercise price of $7.00 per share and vested immediately, resulting in a charge of $3.2 million to compensation costs. Based on the valuation with Black Scholes model, the value of each option is $3.24.

On August 3, 2018, a total of 150,000 stock options were granted to our Chief Financial Officer and Head of U.S. Operations. The stock options have an exercise price of $6.12 per share and will be fully vested on August 3, 2019. Based on the valuation with Black Scholes model, value of each option is $3.88. The aggregate stock-based compensation in the six months ended September 30, 2018, was approximately $0.2 million. There were approximately $390,000 unrecognized compensation costs in these options at September 30, 2018.

The aggregate stock-based compensation in the six months ended September 30, 2018, was approximately $3.4 million, which consists of a total of 989,500 stock options granted to 13 employees and consultants on April 9, 2018 and a total of 150,000 stock options granted to two employees on August 3, 2018. See Note 8 to the notes to our unaudited condensed consolidated financial statements for more information about these stock options.

There was stock based compensation of approximately $117,000 related to the 50,000 warrants granted to a board observer in the six-month period ended September 30, 2017.

Other expense, net. Other expense, net was approximately $1,300 for the six months ended September 30, 2018, as compared to other expense, net of approximately $11,000 for the same period in fiscal 2018. The decrease was primarily due to gain on the foreign currency exchange loss from converting Jordanian Dinars to U.S. Dollars for financial reporting.

Net income before taxation. Net income before taxation for the six months ended September 30, 2018 was $5.5 million compared to net income before taxation of approximately $9.2 million in the six months ended September 30, 2017. The decrease was mainly attributable to the $3.4 million of stock-based compensation reported in fiscal 2019 mentioned above, increases in expenses to expand marketing and supporting functions in the Hong Kong office, expenses relating to banking and finance functions, and legal and professional fees and compliance costs after we became a public reporting company in October 2017.

Taxation. The Tax Cuts and Jobs Act (the “Tax Act”) imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change has caused the Company to record a one-time income tax payable to be paid over 8 years. The one-time transition tax was calculated using the Company’s total post-1986 overseas earnings and profits based on a rate of 15.5% for the Company’s cash and cash equivalents and a rate of 8% for its other assets. The Company previously booked a provisional charge of $1.4 million in fiscal 2018 related to the transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $1.4 million for the year ended March 31, 2018. The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. The Company revised its estimate of the impact of the transition tax, which resulted in $1,892,000 of transition tax due. Accordingly, the Company booked a current charge to income tax expense of $492,000 at June 30, 2018. At September 30, 2018, $1,463,000 of current income tax is reflected as Income tax payable in current liabilities while a noncurrent income tax payable of approximately $1.6 million attributable to the transition tax is reflected in "other liabilities" of the Company’s Consolidated Balance Sheet. The Tax Act also imposed GILTI, which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 with a partial offset for foreign tax credits.

Income tax expense for the six months ended September 30, 2018 was $1.8 million compared to $0 in the six months ended September 30, 2017. This increase is attributable to a $0.5 million charge relating to revising the estimated impact of the transition tax provision of the Tax Act, which amount is a true up to the provisional amount booked at March 31, 2018 and $1.3 million tax provision relating to GILTI for the six months ended September 30, 2018.

Net income. Net income for the six months ended September 30, 2018 was $3.7 million compared to a net income of $9.2 million for the same period in fiscal 2018. The decrease was primarily attributable to a the $3.4 million of stock-based compensation and a provision for taxation of $1.8 million reported in fiscal 2019 mentioned above, increases in expenses to expand marketing and supporting functions in the Hong Kong office, expenses relating to banking and finance functions, legal and professional fees and compliance costs after we became a public reporting company in October 2017, and incremental provision for the Transition Tax mentioned above.

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

As of September 30, 2018, we had cash of approximately $26.8 million and restricted cash of approximately $3.7 million.

Our current assets as of September 30, 2018 were approximately $52.3 million, and our current liabilities were approximately $7.5 million, which resulted in a ratio of approximately 7.0: 1. Total equity as of September 30, 2018 was approximately $49.8 million.

We had net working capital of $44.8 million and $29.0 million as of September 30, 2018 and March 31, 2018, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date this document is filed.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

On November 1, 2018, our Board of Directors approved the payment of an annual dividend of $0.20 per share, paid quarterly. The first quarterly dividend will be paid on November 27, 2018 to stockholders of record as of November 19, 2018.

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

The Facility Letter is collateralized by the guarantees of Jerash Holdings and Jerash Garments, and the personal guarantees by Mr. Choi Lin Hung and Mr. Ng Tsze Lun. Jerash Garments is also required to maintain an account at HSBC for receiving payments from VF Sourcing Asia S.A.R.L. and its related companies. In addition, to secure the Facility Letter, we granted HSBC a charge of $3,000,000 over the Company’s deposits which is classified in our balance sheet as restricted cash.

The Facility Letter is subject to review at any time. HSBC has discretion on whether to renew the Facility Letter. As of September 30, 2018, $1,263,536 was outstanding under the Facility Letter. Borrowings under the Facility Letter are due within 120 days of each borrowing date or upon demand by HSBC.

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

The advances made by HSBC are collateralized by the guarantees of Jerash Holdings and Jerash Garments, and the personal guarantees by Mr. Choi Lin Hung and Mr. Ng Tsze Lun. In addition, to secure the Factoring Agreement, we granted HSBC a charge of $3,000,000 over our deposits which is classified in our balance sheet as restricted cash. If we fail to pay any sum due to HSBC, HSBC may charge a default interest at the rate of 8.5% per annum over the best lending rate quoted by HSBC on such defaulted amount.

Either party may terminate the agreement subject to a 30 days’ notice period. As of September 30, 2018, there were $0.9 million outstanding under the Factoring Agreement.

Based on our current operating plan, we believe that our cash on hand and cash generated from operations will be sufficient to meet our working capital requirements for our current operations over the next twelve months.

Six months ended September 30, 2018 and 2017

The following table sets forth a summary of our cash flows for the periods indicated:

(All in amounts in thousands of U.S. dollars)

	Six months ended September 30,
	2018	2017
Net cash provided by operating activities	$8,859	$1,711
Net cash (used in) investing activities	(717)	(335)
Net cash provided by financing activities	10,104	2,815
Effect of exchange rate changes on cash	19	5
Net increase in cash	18,265	4,196
Cash and restricted cash, beginning of six-month period	12,196	4,133
Cash and restricted cash, end of six-month period	$30,461	$8,329

Operating Activities

Net cash provided by operating activities was approximately $8.9 million for the six months ended September 30, 2018, compared to cash provided by operating activities of approximately $1.7 million for the same period in fiscal 2018. The increase in net cash provided by operating activities was primarily attributable to the following factors:

•	A decrease in accounts receivable – related party of $50,000 compared to an increase of $3.8 million in the same period in fiscal 2018.
•	A decrease in accounts payable of $3.1 million compared to a decrease of $7.9 million in the same period in fiscal 2018.

Investing Activities

Net cash used in investing activities was approximately $0.7 million for the six months ended September 30, 2018 and net cash used in investing activities was approximately $0.3 million in the same period in fiscal 2018. The net cash used in investing activities in the six-month period ended September 30, 2018 were used in purchases of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was approximately $10.1 million for the six months ended September 30, 2018. The cash inflow mainly resulted from the net proceeds of $8.9 million of the IPO, which closed on May 2, 2018, and the increase in bank loans of $1.2 million under the bank facilities given to Treasure Success International Limited.

Statutory Reserves

In accordance with the Corporate Law in Jordan, the subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As our subsidiaries have already reserved the maximum required by law, they did not reserve any additional amounts during the three and six months ended September 30, 2018 and 2017.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of September 30, 2018 and 2017.

	As of September 30,
	2018	2017
Statutory Reserves	$72	$72
Total Restricted Net Assets	$72	$72
Consolidated Net Assets	$49,790	$32,874
Restricted Net Assets as Percentage of Consolidated Net Assets	0.14%	0.22%

Total restricted net assets accounted for approximately 0.14% of our consolidated net assets as of September 30, 2018. As discussed above, our subsidiaries in Jordan are required to reserve 10% of net profits until the reserve is equal to 100% of the subsidiary’s share capital. Our subsidiaries have already reserved the maximum amount required. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $0.7 million and $0.7 million for the six months ended September 30, 2018 and 2017, respectively, for purchases of equipment in connection with our business activities and increase of capacity. Additions in plant and machinery amounted to approximately $602,000 and approximately $452,000 for the six months ended September 30, 2018 and 2017, respectively, and additions to leasehold improvements amounted to approximately $81,000 and $116,000 for the six months ended September 30, 2018 and 2017, respectively.

In 2015, we commenced a project to build a 4,844 square foot workshop in the Tafilah Governorate of Jordan, which will primarily be used as a sewing workshop for Jerash Garments. This project is expected to cost $230,000 and is expected to be completed in calendar year 2018. There is another project for the construction of a 53,820 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed by the middle of calendar year 2019.

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

Pursuant to ASC 606 and ASC 270-10-50-1A, we have conducted an analysis for each of our customers with the five-step approach that has been reviewed by our audit committee. We derive all of our revenue through the supply of apparel products to our customers. We normally receive purchase orders from customers for the supply of apparel products with specifications provided by customers to them at a specific quantity to a specific location on or before a specific date. Purchase orders are contracts between us and our customers. Performance obligations require us to deliver a stated quantity of a specific product in acceptable quality (with style number, product description and color) to a specific location in accordance to the shipping term on or before a specific date detailed on a purchase order.

Revenue is recognized when performance obligations under the terms of the purchase orders with our customers are satisfied. Our performance obligations generally consist of delivering our products to a specific location designated by the customers on purchase orders. Control of the products is generally transferred upon delivering the products to customers based on shipping terms mostly free on-board shipping point. Once control is transferred to the customers, we have completed our performance obligations related to the contract. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the purchase orders determined by the shipped quantity and the unit price.

We offer credit terms to our customers. Receivables are recognized upon revenue is recognized. Our receivables resulting from contracts with our customers are typically 45 to 90 days from sailing date from shipping point in accordance with established credit terms. Most of our performance obligations under terms of our contracts with customers have an expected original duration of one year or less. Before the performance obligations are fulfilled, we maintain costs of the products related to purchase orders in our inventory. Inventory values as of September 30, 2018 and March 31, 2108, were approximately $8.7 million and $20 million, respectively.

Receivables resulted from sales revenue recognition as of September 30, 2018 was $15.7 million, with an increase of $10.5 million comparing to $5.2 million as of March 31, 2018. The increase was primarily attributable to higher sales revenue recognized in the month of September 2018, after completion of our performance obligations, with a credit term of 45 to 90 days from sailing dates granted to our customer. We did not have any business combinations in the quarter ended September 30, 2018 that might cause significant changes in contract assets and contract balances, nor was there any impairment of contract assets. There was also no change in time frame for a right to consideration to become unconditional or any change in the time frame for a performance obligation to be satisfied.

The new guidance does not affect the methodology we have been adopting to recognize revenue in previous fiscal years and thus there was no adjustment for the cumulative effect of applying the guidance to retained earnings for compliance with the guidance.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing with a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of September 30, 2018 and March 31, 2018.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2018, concluded that the Company’s disclosure controls and procedures were effective as of that date.

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

Item 5. Other Information

On November 9, 2018, the Company and Richard J. Shaw entered into an employment agreement effective August 3, 2018 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Shaw will serve as Chief Financial Officer of the Company, committing up to 160 hours per month, for a term of 12 months beginning as of August 3, 2018. Following the initial term, the Employment Agreement will automatically renew for subsequent one-month terms unless terminated by Mr. Shaw or the Company. The Employment Agreement provides that Mr. Shaw may concurrently serve as a chief financial officer of other companies, provided that he informs the Company in advance. Mr. Shaw will receive a fee of $10,000 per month during the term of the Employment Agreement.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Form S-1 (File No. 333-222596), filed with the SEC on September 19, 2018.
10.1+	Employment Agreement between the Company and Karl Brenza	Incorporated herein by reference to Exhibit 10.21 to Post-Effective Amendment No. 1 to the Company’s Form S-1 (File No. 333-222596), filed with the SEC on September 19, 2018.
10.2+	Stock Option Award Agreement between the Company and Karl Brenza	Incorporated herein by reference to Exhibit 10.22 to Post-Effective Amendment No. 1 to the Company’s Form S-1 (File No. 333-222596), filed with the SEC on September 19, 2018.
10.3+	Stock Option Award Agreement between the Company and Richard J. Shaw	Incorporated herein by reference to Exhibit 10.23 to Post-Effective Amendment No. 1 to the Company’s Form S-1 (File No. 333-222596), filed with the SEC on September 19, 2018.
10.4+	Employment Agreement between the Company and Richard J. Shaw	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Linkbase	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

+	Indicates a management contract or compensatory plan, contract or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2018	Jerash Holdings (US), Inc.

	By:	/s/ Richard J. Shaw
Richard J. Shaw
Chief Financial Officer (Principal Financial and Authorized Officer)

