Form 10-Q
period 2018-12-31
Jerash Holdings (US), Inc.
filed 2019-02-13
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Suite 2706, 260 East Main Street,

Rochester, New York, NY, 14604

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

As of February 13, 2019, there were outstanding 11,325,000 shares of common stock, par value $0.001 per share.

Jerash Holdings (US), Inc.

Form 10-Q

For the Third Quarter and Nine Months Ended December 31, 2018

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$26,711,771	$8,597,830
Accounts receivable	13,140,501	5,247,090
Accounts receivable - related party	-	50,027
Inventories	12,121,042	20,293,392
Prepaid expenses and other current assets	1,859,212	1,533,868
Advance to suppliers	63,733	1,128,079
Total Current Assets	53,896,259	36,850,286

Restricted cash	3,679,970	3,598,280
Property, plant and equipment, net	2,615,187	2,819,715
Total Assets	$60,191,416	$43,268,281

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$20,915	$980,195
Accounts payable	4,592,699	4,776,812
Accrued expenses	1,294,515	1,175,427
Income tax payable	885,000	112,000
Other payables	957,504	878,987
Total Current Liabilities	7,750,633	7,923,421

Income tax payable – non-current	1,591,000	1,288,000
Total Liabilities	9,341,633	9,211,421

Commitments and Contingencies (See Note 13)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 and 15,000,000 shares authorized; 11,325,000 shares and 9,895,000 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively.	11,325	9,895
Additional paid-in capital	14,762,813	2,742,158
Statutory reserve	71,699	71,699
Retained earnings	35,709,499	30,948,006
Accumulated other comprehensive loss	(14,565)	(24,502)
Total Shareholder's Equity	50,540,771	33,747,256

Noncontrolling interest	309,012	309,604
Total Equity	50,849,783	34,056,860

Total Liabilities and Equity	$60,191,416	$43,268,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017

Revenue, net	$18,677,164	11,543,763	70,504,646	60,443,400
Cost of goods sold	15,477,534	7,791,407	54,296,244	44,623,660
Gross Profit	3,199,630	3,752,356	16,208,402	15,819,740

Selling, general and administrative expenses	2,173,022	1,557,449	6,250,104	4,316,524
Share based compensation expenses	—	—	3,399,934	116,578
Total Operating Expenses	2,173,022	1,557,449	9,650,038	4,433,102

Income from Operations	1,026,608	2,194,907	6,558,364	11,386,638

Other Income:
Other income, net	20,885	12,244	19,633	1,316
Total other income, net	20,885	12,244	19,633	1,316

Net Income before provision for income tax	1,047,493	2,207,151	6,577,997	11,387,954

Income tax expense (benefit)	(578,000)	—	1,251,000	—

Net income	1,625,493	2,207,151	5,326,997	11,387,954

Net loss attributable to noncontrolling interest	721	26	746	2,845

Net income attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$1,626,214	$2,207,177	$5,327,743	$11,390,799

Net Income	$1,625,493	$2,207,151	$5,326,997	$11,387,954
Other Comprehensive Income:

Foreign currency translation gain (loss)	311	(53,817)	10,091	(30,273)

Total Comprehensive Income	1,625,804	2,153,334	5,337,088	11,357,681
Comprehensive loss attributable to noncontrolling interest	720	515	592	3,135
Comprehensive Income Attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$1,626,524	$2,153,849	$5,337,680	$11,360,816

Earnings Per Share Attributable to Common Shareholders:
Basic	$0.14	$0.23	$0.48	$1.18
Diluted	$0.14	$0.23	$0.47	$1.18
Weighted Average Number of Shares
Basic	11,325,000	9,683,500	11,158,600	9,683,500
Diluted	11,393,179	9,683,500	11,283,812	9,683,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity

Balance at March 31, 2018	-	$-	9,895,000	$9,895	$2,742,158	$71,699	$30,948,006	$(24,502)	$309,604	$34,056,860

Common stock issued net of stock issuance costs of $1,387,879	-	-	1,430,000	1,430	8,620,691	-	-	-	-	8,622,121
Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	3,399,934	-	-	-	-	3,399,934
Warrants issued to the underwriter	-	-	-	-	30	-	-	-	-	30
Net income (loss)	-	-	-	-	-	-	5,327,743	-	(746)	5,326,997
Dividend Distribution							(566,250)			(566,250)
Foreign currency translation gain	-	-	-	-	-	-	-	9,937	154	10,091

Balance at December 31, 2018 (unaudited)	-	$-	11,325,000	$11,325	$14,762,813	$71,699	$35,709,499	$(14,565)	$309,012	$50,849,783

Balance at March 31, 2017	-	$-	8,787,500	$8,788	$1,091,212	$71,699	$20,537,889	$(8,395)	$316,597	$22,017,790

Reverse recapitalization	-	-	712,500	712	288	-	-	-	-	1,000
Private placement - common stock and warrants issued, net of stock issuance costs of $444,475	-	-	395,000	395	1,534,080	-	-	-	-	1,534,475
Stock-based compensation expense for the warrant issued to the board observer	-	-	-	-	116,578	-	-	-	-	116,578
Net income (loss)	-	-	-	-	-	-	11,390,799	-	(2,845)	11,387,954
Foreign currency translation gain	-	-	-	-	-	-	-	(29,983)	(290)	(30,273)

Balance at December 31, 2017 (unaudited)	-	$-	9,895,000	$9,895	$2,742,158	$71,699	$31,928,688	$(38,378)	$313,462	$35,027,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,326,997	$11,387,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	959,975	899,277
Stock-based compensation expense	3,399,934	116,578
Changes in operating assets:
Accounts receivable	(7,889,687)	(3,983,634)
Accounts receivable- related party	50,044	2,252,257
Inventories	8,181,267	12,419,117
Prepaid expenses and other current assets	(252,714)	95,979
Advance to suppliers	1,064,756	(3,604,797)
Changes in operating liabilities:
Accounts payable	(186,461)	(8,776,539)
Accrued expenses	118,470	70,138
Other payables	78,070	(198,487)
Income tax payable	1,076,000	-
Net cash provided by operating activities	11,926,651	10,677,843

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(724,325)	(730,269)
Acquisition deposit	(380,000)
Other receivable - related party	-	336,746
Net cash used in investing activities	(1,104,325)	(393,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distribution	(566,250)	-
Proceeds from short-term loan	(959,630)	948,193
Due from shareholders	-	692,500
Net proceeds from private placement	-	1,772,845
Net proceeds from Common stock	8,930,300	-
Warrants issued to the underwriter	30	-
Net cash provided by financing activities	7,404,450	3,413,538

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(31,145)	(12,791)

NET INCREASE IN CASH AND RESTRICTED CASH	18,195,631	13,685,067

CASH AND RESTRICTED CASH, BEGINNING OF THE PERIOD	12,196,110	4,132,761

CASH AND RESTRICTED CASH, END OF THE PERIOD	$30,391,741	$17,817,828

CASH AND RESTRICTED CASH, END OF THE PERIOD	$30,391,741	$17,817,828
LESS: NON-CURRENT RESTRICTED CASH	3,679,970	3,472,374
CASH, END OF PERIOD	$26,711,771	$14,345,454

Non-cash financing activities
Warrants issued to underwriters in connection with the IPO in fiscal 2019 and the private placement in fiscal 2018	$160,732	$161,926
Prepaid stock issuance cost netted with proceeds from the IPO in fiscal 2019 and the private placement in fiscal 2018	$308,179	$239,105
Income taxes paid	$175,000	$-

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company's financial position as of December 31, 2018, its results of operations and its cash flows for the nine months ended December 31, 2018 and 2017, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Principles of Consolidation (Continued)

The following table sets forth the carrying amounts of the assets and liabilities of the VIE, Victory Apparel, which was included in the Company’s consolidated balance sheets:

	December 31, 2018	March 31, 2018
Current assets	$1,325	$2,069
Intercompany receivables*	307,687	311,527
Total assets	309,012	313,596

Third party current liabilities	-	(3,992)
Total liabilities	-	(3,992)
Net assets	$309,012	$309,604

* Receivables from Jerash Garments are eliminated upon consolidation.

Victory Apparel did not generate any income but incurred certain expenses for each of three and nine month periods ended December 31, 2018 and 2017. The loss was $721 and $26 for the three months ended December 31, 2018 and 2017, respectively. The loss was $746 and $2,845 for the nine months ended December 31, 2018 and 2017, respectively.

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

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of December 31, 2018 and March 31, 2018, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing for a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of December 31, 2018 and March 31, 2018.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three and nine months ended December 31, 2018 and 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material change to the Company’s consolidated financial statements upon adoption of ASC 606.

The table below presents the impact of applying the new revenue recognition standard to the components of total revenue within the unaudited condensed consolidated statement of income and comprehensive income for the three and nine months ended December 31, 2018. The Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and concluded that there was no difference in the pattern of revenue recognition:

		Three Months Ended
		December 31,
		(in millions of dollars)
	As reported	Financial Results prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Revenue:	$18,677,164	$18,677,164	$-

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

		Nine Months Ended
		December 31,
		(in millions of dollars)
	As reported	Financial Results prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Revenue:	$70,504,646	$70,504,646	$-

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

The contract assets are recorded on the Condensed Consolidated Balance Sheet as accounts receivable as of December 31, 2018 and March 31, 2018, respectively. For the three and nine months ended December 31, 2018 and 2017, there was no revenue recognized from performance obligations related to prior periods. As of December 31, 2018, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see Note 12).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenues. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $177,071 and $111,205 for the three months ended December 31, 2018 and 2017, respectively. Total shipping and handling expenses were $593,223 and $508,204 for the nine months ended December 31, 2018 and 2017, respectively.

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings was incorporated in the State of Delaware and is subject to Federal income tax in the United States of America. GTI was incorporated in the BVI and is not subject to income taxes under the current laws of BVI. Treasure Success was registered in Hong Kong and has no operating profit for current tax liabilities. Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are subject to the regulations of Income Tax Department in Jordan. The corporate income tax rate in Jordan is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments' export sales to overseas customers are entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption was extended for 5 years until December 31, 2018. Effective January 1, 2019 Jerash Garments and its subsidiaries will begin paying corporate income tax in Jordan at a rate of 5%.

The estimated tax savings as a result of the tax exemption for Jerash Garments totaled $261,372 and $342,254 for the three months ended December 31, 2018 and 2017, respectively. Per share effect of the tax exemption was $0.02 and $0.04 for the three months ended December 31, 2018 and 2017.

The estimated tax savings as a result of the tax exemption for Jerash Garments totaled $1,623,602 and $1,675,086 for the nine months ended December 31, 2018 and 2017, respectively. Per share effect of the tax exemption was $0.15 and $0.17 for each of the nine months ended December 31, 2018 and 2017.

Local sales of Jerash Garments are subject to income tax at a fixed rate of 14%. No tax provision was provided for the three and nine months ended December 31, 2017 since there was no net income generated from local sales. The income tax expense recorded for the nine months ended December 31, 2018 takes into account the 5% tax rate that Jerash Garments will become subject to as of January 1, 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Deferred income taxes were immaterial, and accordingly, no deferred tax assets or liabilities were recognized as of December 31, 2018 and March 31, 2018.

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. There were no uncertain tax positions, and tax returns in Jordan prior to 2015 are not subject to examination by any applicable tax authorities.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was enacted. Under the provisions of the Tax Act, the U.S. corporate tax rate decreased from 35% to 21%. As the Company has a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28% for our fiscal year ending March 31, 2018, and 21% for subsequent fiscal years. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation under the new Global Intangible Low-Taxed Income (GILTI) regime. Please see further discussion regarding the Company’s accounting for the Tax Act in Note 14.

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

The value of JOD against US dollars and other currencies may fluctuate and is affected by, among other things, changes in the Jordan’s political and economic conditions. Any significant revaluation of JOD may materially affect the Company’s financial condition in terms of US dollars reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	December 31, 2018	March 31, 2018	December 31, 2017
Period-end spot rate	US$1=JOD 0.7090	US$1=JOD 0.7094	US$1=JOD 0.7097
	US$1=HKD 7.8309	US$1=HKD 7.8490	US$1=HKD 7.8003
Average rate	US$1=JOD 0.7091	US$1=JOD 0.7092	US$1=JOD 0.7093
	US$1=HKD 7.8431	US$1=HKD 7.8091	US$1=HKD 7.8125

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The Company estimates the fair value of stock warrants and stock options using a Black-Scholes model. This model is affected by the Company's stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the warrant, expected risk-free rates of return, the expected volatility of the Company's common stock, and expected dividend yield, each of which is more fully described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

•	Expected Term: the expected term of a warrant is the period of time that the warrant is expected to be outstanding.

•	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero coupon interest rate is quoted, the Company's uses the nearest interest rate from the available maturities.

•	Expected Stock Price Volatility: the Company utilizes comparable public company volatility over the same period of time as the life of the warrant.

•	Dividend Yield: Until November 2018, the Board of Directors had not declared, and the Company had not yet paid, any dividends. Accordingly, stock-based compensation awards granted prior to November 2018 assumed no dividend yield, while any subsequent stock-based compensation awards will be valued using the anticipated dividend yield.

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See Note 11).

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD to U.S. Dollar is reported in other comprehensive income (loss) in the unaudited condensed consolidated statements of income and comprehensive income.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, due from related parties, due from shareholders, accounts payable, accrued expenses, other payables and short-term loan to approximate the fair value of the respective assets and liabilities at December 31, 2018 and March 31, 2018 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2018 and March 31, 2018, $5,566,358 and $4,793,527 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of December 31, 2018 and March 31, 2018, $24,732,451 and $7,400,111 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of December 31, 2018 and March 31, 2018, $92,932 and $2,472 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

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

Customer and vendor concentration risk

Prior to August 2016, substantially all of the Company’s sales were made to end-customers, through its affiliate (see Note 9), that are located primarily in the United States (see Note 12). Thereafter, the Company began selling directly to its customers. The Company’s operating results could be adversely affected by U.S. government policy on exporting business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenues and purchases with specific customers and suppliers. For the three months ended December 31, 2018, two end-customers accounted for 82% and 12%, respectively of total revenue. For the nine months ended December 31, 2018, two end-customers accounted for 83% and 5%, respectively of total revenue. For the three months ended December 31, 2017, two end-customers accounted for 72% and 12%, respectively of total revenue. For the nine months ended December 31, 2017, two end-customers accounted for 81% and 8%, respectively of total revenue. Including accounts receivable balances through the Company’s affiliates, as of December 31, 2018, two end-customers accounted for 91% and 8% of the total accounts receivable balance, respectively. Including accounts receivable balances through the Company’s affiliates, as of March 31, 2018, two end-customers accounted for 57% and 22% of the total accounts receivable balance, respectively.

For the three months ended December 31, 2018, the Company purchased approximately 33% and 28% of its raw materials from two major suppliers. For the nine months ended December 31, 2018, the Company purchased approximately 16% ,14%, 11% and 10% of its raw materials from four major suppliers. For the three months ended December 31, 2017, the Company purchased approximately 62% and 12%, respectively, of its raw materials from two major suppliers. For the nine months ended December 31, 2017, the Company purchased approximately 87% of its raw materials from one major supplier. As of December 31, 2018 accounts payable to the two major suppliers accounted for 60% and 10% of the total accounts payable balance. As of March 31, 2018, there was a net prepaid balance to one major supplier totaling $874,591.

A loss of any of these customers or suppliers could adversely affect the operating results or cash flows of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In February 2016, the FASB issued ASU 2018-20, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing leases assets and lease liabilities on the balance sheet and disclosing key information about lease transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption of this ASU is permitted. The Company is evaluating the effect of the pronouncement on the financial statements.

NOTE 4 – ACCOUNTS RECEIVABLES, NET

The Company’s net accounts receivable is as follows:

	As of	As of
	December 31, 2018	March 31, 2018
Trade accounts receivable	$13,140,501	$5,247,090
Less: allowances for doubtful accounts	-	-
Accounts receivables, Net	$13,140,501	$5,247,090

As of December 31, 2018 and March 31, 2018 the balance of accounts receivable includes $3 and $470,659, of factored accounts receivable to be received from Hong Kong and Shanghai Banking Corporation (“HSBC”) under the Factoring Agreement (see Note 10).

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	December 31, 2018	March 31, 2018
Raw materials	$6,497,773	$11,497,237
Work-in-progress	620,926	2,073,509
Finished goods	5,002,343	6,722,646
Total inventory	$12,121,042	$20,293,392

An inventory allowance was not considered necessary as of December 31, 2018 and March 31, 2018.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of December 31, 2018	As of March 31, 2018
Land	$61,078	$61,048
Property and buildings	432,562	432,347
Equipment and machinery	5,542,094	4,918,270
Office and electric equipment	538,177	505,356
Automobiles	367,332	372,084
Leasehold improvements	1,648,603	1,552,108
	8,589,846	7,841,213
Construction in progress	197,290	217,494
Less: Accumulated Depreciation and Amortization	(6,171,949)	(5,238,992)
Property and Equipment, Net	$2,615,187	$2,819,715

Depreciation and amortization expense was $306,433 and $310,953 for the three months ended December 31, 2018 and 2017, respectively. Depreciation and amortization expense was $959,975 and $899,277 for the nine months ended December 31, 2018 and 2017, respectively.

The construction in progress account represents costs incurred for constructing the Company's two new sewing workshops; the first is an approximately 4,800 square foot workshop in the Tafilah Governorate of Jordan, which is expected to be completed by the middle of calendar year 2019. The second one is an approximately 54,000 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed by the middle of calendar year 2019.

NOTE 7 – EQUITY

Preferred Stock

The Company has 500,000 authorized shares of preferred stock with a par value of $0.001 per share, and with none issued and outstanding as of December 31, 2018 and March 31, 2018. The preferred stock can be issued by the Board of Directors of Jerash Holdings in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations or restrictions of such rights as the Board of Directors may determine from time to time.

NOTE 7 – EQUITY (Continued)

Common Stock

Prior to September 17, 2018, the Company had 15,000,000 authorized shares of common stock with a par value of $0.001 per share. On September 17, 2018, following approval from its stockholders, the Company filed a certificate of amendment to its certificate of incorporation to increase its authorized shares of common stock from 15,000,000 to 30,000,000. The Company had 11,325,000 shares and 9,895,000 shares of common stock outstanding as of December 31, 2018 and March 31, 2018 respectively.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As of both December 31, 2018 and March 31, 2018, the consolidated balance of the statutory reserve was $71,699.

Cash Dividend

On November 1, 2018, the Board of Directors of Jerash Holdings declared a cash dividend of $0.05 per share of common stock, payable to shareholders of record at the close of business on November 19, 2018. The dividend, equal to $566,250 in the aggregate, was paid on November 27, 2018.

Private placement

On May 15, 2017, the Company closed the initial closing of a private placement for the sale of an aggregate of 540,000 shares of common stock and warrants exercisable for up to 54,000 shares of common stock to ten accredited investors. Fifty percent of the shares (270,000 shares) purchased in the initial closing were sold by one of the Company’s shareholders at $4.99 per share, the remaining fifty percent of the shares (270,000 shares) were issued by Jerash Holdings. Each share was sold together with one warrant, with each such warrant being immediately exercisable for one-tenth of one share of common stock. 540,000 five-year warrants were issued at $0.01 per warrant to purchase up to 54,000 shares of Jerash Holdings’ common stock at an exercise price per full share equal to $6.25. The Company received aggregate gross proceeds of $1,352,700 for the shares and warrants issued and sold in the initial closing of the private placement, and incurred direct expenses related to the offering of $379,828.

NOTE 7 – EQUITY (Continued)

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

Independent Board of Directors

Simultaneous with the closing of the IPO, the Company increased the size of the Board of Directors from two to five members and elected three new independent directors who were all reelected to the Board of Directors at the Company’s annual meeting of stockholders and will hold office until the next annual meeting of stockholders. The Company approved an audit committee charter and formed an audit committee of the Board of Directors, whose chair is an “audit committee financial expert.” The Company also approved a compensation committee charter and a nominating and corporate governance committee charter and formed a compensation committee and a nominating and corporate governance committee.

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

On May 15, 2017, Jerash Holdings also issued a five-year warrant to purchase up to 50,000 shares of its common stock pursuant to a letter agreement with one of its board advisors. The warrant has an exercise price of $5.00 per share and may be converted by means of “cashless” exercise during the term of the warrant. This warrant may be exercised any time after issuance through and including the five-year anniversary of the issuance date. Stock-based compensation expense was recognized during the quarter ended June 30, 2017 was $116,578 for this warrant. No compensation expense was recognized in connection with this warrant during the three and nine months ended December 31, 2018.

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

Simultaneous with the closing of the IPO, the Company issued to the underwriter and its affiliates warrants to purchase 57,200 shares of common stock (“IPO Underwriter Warrants”) at an exercise price of $8.75 per share with an expiration date of May 2, 2023. The shares underlying the IPO Underwriter Warrants were subject to a 180-day lock-up that expired on October 29, 2018.

NOTE 8 – STOCK BASED COMPENSATION (Continued)

Warrants issued for services (Continued)

During the period ended December 31, 2018, all of the outstanding warrants were fully vested and exercisable, which became exercisable during the period.

The fair value of these warrants granted was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Common Stock Warrants December 31, 2018
Expected term (in years)	5.0
Risk-free interest rate (%)	1.8% - 2.8%
Expected volatility (%)	50.3% - 52.2%
Dividend yield (%)	0.0%

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding at March 31, 2018	207,210	$5.69
Granted (Underwriter Warrants for the IPO)	57,200	$8.75
Exercised	-	-
Cancelled	-	-
Warrants outstanding at December 31, 2018	264,410	$6.35

Stock Options

On March 21, 2018 the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock were reserved for issuance under the Plan. On April 9, 2018, the Board of Directors approved the issuance of 989,500 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years. As of December 31, 2018, all of these outstanding stock options were fully vested and exercisable.

NOTE 8 – STOCK BASED COMPENSATION (Continued)

Stock Options (Continued)

The fair value of these options granted on April 9, 2018 was estimated as of the grant date using the Black-Scholes model with the following assumptions.

Stock Options December 31, 2018
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

The fair value of the options granted  on August 3, 2018 was estimated as of the grant date using the Black-Scholes model with the following assumptions;

Stock Options December 31, 2018
Expected term (in years)	10.0
Risk-free interest rate (%)	2.95%
Expected volatility (%)	50.3%
Dividend yield (%)	0.0%

The fair value of all of outstanding stock options is $3.21. Stock option activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Stock option outstanding at March 31, 2018	-	-
Granted	1,139,500	$6.88
Exercised	-	-
Cancelled	-	-
Stock options outstanding at December 31, 2018	1,139,500	$6.88

Total expense related to the stock options issued was $0 for the three months ended December 31, 2018 and $3,399,934 for the nine months ended December 31, 2018. There were $387,909 of unrecognized compensation costs at December 31, 2018 relating to unvested awards.

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

Accounts receivable from related party in connection with the collection of accounts receivable from end-customers on behalf of the Company due to the support arrangement during the transition period as described below (see a. Sales to related party) consisted of the following:

	As of December 31, 2018	As of March 31, 2018
FGIL	$-	$50,027

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

Related party transactions:

a.	Sales to related party:

Pursuant to the Sale and Purchase Agreement, the Company has all rights, interests and benefits of the sales agreements signed with end-customers since August 2016, together with the costs and obligations of those agreements. During the transition period, the Company’s affiliate supported the Company to complete the transition with no additional fees charged. For the three months ended December 31, 2018 and 2017, $0 and $1,809,475, respectively, of sales were made with the support from FGIL. For the nine months ended December 31, 2018 and 2017, $0 and $43,994,497 of sales were made with the support from FGIL.

b.	Consulting agreements

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended December 31, 2018 and $225,000 for the nine months ended December 31, 2018.

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide a high level of advisory and general management services for $300,000 per annum, with automatic renewal for one-month terms. This agreement became effective as of January 1, 2018. Total advisory and management expenses under this agreement were $75,000 for the three months ended December 31, 2018 and $225,000 for the nine months ended December 31, 2018.

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

As of December 31, 2018 and March 31, 2018, the Company had made $20,915 and $980,195 in withdrawals, respectively, under the Credit Facilities, which are due within 120 days of each borrowing date or upon demand by HSBC. As of December 31, 2018, $20,915 was outstanding under the Factoring Agreement and no amounts outstanding under the Facility Letter.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter, dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds.

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2018 and 2017. 57,200 IPO Underwriter Warrants, 50,000 stock options to the Company’s Chief Financial Officer and 100,000 stock options to the Company’s Head of U.S. Operations were anti-dilutive for the three and nine months ended December 31, 2018 and excluded from the EPS calculation.

	Three Months Ended December 31, (in $000s except share and per share information)		Nine Months Ended December 31, (in $000s except share and per share information)
	2018	2017	2018	2017
Numerator:
Net income attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$1,626	$2,207	$5,328	$11,391

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,325,000	9,683,500	11,158,600	9,683,500
Dilutive securities – unexercised warrants and options	68,179	-	125,212	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,393,179	9,683,500	11,283,812	9,683,500
Basic earnings per share	$0.14	$0.23	$0.48	$1.18

Diluted earnings per share	$0.14	$0.23	$0.47	$1.18

NOTE 12 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three month periods ended December 31, 2018 and 2017, outerwear accounted for approximately 81.6% and 78.2% of total revenue. For the nine month periods ended December 31, 2018 and 2017, outerwear accounted for approximately 93.2% and 92% of total revenue, respectively. Based on management's assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended December 31, 2018 and 2017, respectively.

	For the three months ended
	December 31, 2018	December 31, 2017
United States	$15,208,472	$8,495,713
Jordan	3,432,201	2,518,993
Other countries	36,491	529,057
Total	$18,677,164	$11,543,763

The following table summarizes sales by geographic areas for the nine months ended December 31, 2018 and 2017, respectively.

	For the Nine months ended
	December 31, 2018	December 31, 2017
United States	$60,881,903	$54,835,203
Jordan	8,531,198	4,826,158
Other countries	1,091,545	782,039
Total	$70,504,646	$60,443,400

All long-lived assets were located in Jordan as of December 31, 2018 and March 31, 2018.

NOTE 13 – COMMITMENTS   AND CONTINGENCIES

Rent Commitment

The Company leases two manufacturing facilities under operating leases. Operating lease expense amounted to $380,705 and $319,156 for the three months ended December 31, 2018 and 2017, respectively, and amounted to $1,070,334 and $949,120 for the nine months ended December 31, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended December 31,
2019	$749,005
2020	-
2021 and thereafter	-
Total	$749,005

The Company has twenty six operating leases for its facilities that require monthly payments ranging between $247 and $15,301, and are renewable on an annual basis.

In addition, in connection with the Paramount acquisition, the Company entered into a lease for the primary factory facility and housing accommodations utilized by Paramount and expects to lease the satellite facility space.

Acquisition Payment Commitment

On December 11, 2018, Jerash Garments entered into an agreement to purchase all of the outstanding stock of a garment manufacturing business based in Jordan. Pursuant to this agreement, and provided that the transaction closes, Jerash Garments will pay an aggregate purchase price of $980,000. As of December 31, 2018, the Company had paid $380,000 as an acquisition deposit for this acquisition. The acquisition is expected to be completed within one year, and the remaining $600,000 of the aggregate purchase price will be paid at or prior to the closing of the acquisition. (see Note 15 – Subsequent Events).

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

NOTE 14 – INCOME TAX

The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change has caused the Company to record a one-time income tax payable to be paid over 8 years. The one-time transition tax was calculated using the Company’s total post-1986 overseas earnings and profits based on a rate of 15.5% for the Company’s cash and cash equivalents and a rate of 8% for its other assets. The Company previously booked a provisional charge of $1,400,000 in fiscal 2018 related to the transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $1,400,000 for the year ended March 31, 2018. The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. The Company revised its estimate of the impact of the transition tax which resulted in $1,892,000 of transition tax due. Accordingly, the Company booked a current charge to income tax expense of $492,000 at June 30, 2018. During the third quarter, the Company finalized its transition tax calculation with the filing of the fiscal 2018 income tax returns and has completed its accounting for the transition tax liability. The calculated transition tax liability is $1,687,000.  At December 31, 2018, $885,000 of current income tax is reflected as income tax payable in current liabilities while a noncurrent income tax payable of approximately $1.6 million attributable to the transition tax is reflected in "other liabilities" of the Company’s Consolidated Balance Sheet. The Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings.  The Company has evaluated the impacts of the GILTI provisions of the Tax Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has selected the period cost method as its accounting policy with respect to the new GILTI tax rules, and therefore considered the taxes resulting from GILTI as a current-period expense for the nine-month period ended December 31, 2018.

Income tax expense for the nine months ended December 31, 2018 was $1,251,000 compared to $0 in the nine months ended December 31, 2017. The effective tax rate of 19% for the nine months ended December 31, 2018 differs from the U.S. statutory rate of 21% as a result of non-US income subject to tax at rates lower than the U.S. rate, the impact of GILTI, and as a result of the Company’s completion of its accounting for the transition tax liability.

The Company booked a $578,000 income tax benefit and $0 in income tax expense for the quarters ended December 31, 2018 and 2017, respectively, and $1,251,000 and $0 in income tax expense for the nine months ended December 31, 2018 and 2017, respectively. The $578,000 income tax benefit booked in the quarter ended December 31, 2018 arises from the Company’s completion of its accounting for the transition tax liability, and the cumulative effect of the revision to the estimated effective annual tax rate as a result of clarification surrounding state and local income tax treatment of GILTI.

NOTE 15 – SUBSEQUENT EVENTS

On December 11, 2018, Jerash Garments entered into an agreement with an individual to purchase all of the outstanding stock of a garment manufacturing business based in Jordan. Pursuant to this agreement, the Company will pay an aggregate purchase price of $980,000 for the garment manufacturing business, including the right to lease an approximately 100,900 square foot primary garment manufacturing factory, an approximately 10,800 square foot satellite factory facility and housing accommodations for up to 500 workers located in located in Al Tajamouat Industrial City. This transaction will occur in installments. First, Jerash Garments will pay $380,000 for all of the stock of Paramount and receive possession of the primary factory facility. Then, after the shares of Paramount have been transferred to Jerash Garments, Jerash Garments will pay $300,000 upon operating the satellite factory facility and $300,000 for receiving possession of the housing accommodations, for an aggregate purchase price of $980,000. As of December 31, 2018, $380,000 has been paid as a prepaid deposit for this acquisition. The Company expects this transaction to close within a year.

On January 31, 2019, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to the SCBHK facility letter, dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds.

On February 7, 2019, our Board of Directors approved the payment of a dividend of $0.05 per share payable on February 27, 2019 to shareholders of record on February 19, 2019.

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

Results of Operations

Three months ended December 31, 2018 and December 31, 2017

The following table summarizes the results of our operations during the three-month periods ended December 31, 2018 and 2017 and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$18,677	100%	$11,544	100%	$7,133	62%
Cost of goods sold	15,477	83%	7,792	67%	7,685	99%
Gross profit	3,200	17%	3,752	33%	(552)	(15)%
Selling, general and administrative expenses	2,173	12%	1,557	14%	616	40%
Other income, net	20	0%	12	0%	8	67%
Net income before taxation	$1,047	6%	$2,207	19%	$(1,160)	(53)%
Taxation (benefit)	(578)	3%	-	-	(578)	-
Net income	$1,625	9%	$2,207	19%	$(582)	(26)%

Revenue. Revenue increased by approximately $7.1 million or 62%, to $18.7 million, for the three months ended December 31, 2018 from approximately $11.5 million for the same period in fiscal 2018. The increase was mainly the result of the increase in sales to one of our major customers in the United States, our major export destination, and also our execution of local orders in Jordan.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended December 31, 2018.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2018
	Sales
	Amount	%
VF Corporation(1)	$15,245	81.6%
Others	3,432	18.4%
Total	$18,677	100.0%

(1)	Substantially all of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$15,208	81%	$8,496	74%	$6,712	79%
Jordan	3,432	18%	2,519	22%	913	36%
Others	37	1%	529	4%	(492)	(93)%
Total	$18,677	100%	$11,544	100%	$7,133	62%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, which became effective December 2001, all apparel manufactured in Jordan can be exported to the U.S. with free duty. This treaty provides substantial benefits to us by allowing us to compete and to expand our garment export business in the U.S.

The increase in sales to the U.S. of approximately 79% in the three months ended December 31, 2018, was mainly attributable to the reason mentioned above regarding the increase in shipments to one of our major customers in the U.S. Revenue from Jordan also increased significantly due to stronger demand of apparel products manufactured in Jordan per the Major Shipper Report issued by the U.S. Department of Commerce.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $7.7 million or 99%, to approximately $15.5 million, for the three months ended December 31, 2018 compared to approximately $7.8 million for the same period in fiscal 2018. As a percentage of revenues, the cost of goods sold increased by approximately 16% to 83% for the three months ended December 31, 2018 compared to 67% for the same period in fiscal 2018. The increase in cost of goods sold as a percentage of revenues was primarily attributable to the higher average costs associated with the shipments to one of our major customers and the lower proportion of export orders that typically provide higher profit margin. For the three months ended December 31, 2018, we purchased approximately 33% and 28% of our raw materials from two major suppliers, Dynamic Resources Ent. Ltd (“Dynamic”) and Paramount Garment Ltd (“Paramount”). For the three months ended December 31, 2017, the Company purchased approximately 62% and 12% of its raw materials from two major suppliers, Onset Time Limited (“ONSET”) and Duck San Enterprise Co., Ltd.

Gross profit margin. Gross profit margin was approximately 17% for the three months ended December 31, 2018, which was lower by 16% from 33% for the same period in fiscal 2018. The lower gross profit margin was attributable to higher average costs associated with the shipments to one of our major customers due to some lower profit margin seasonal programs shipped in the period, and the lower proportion of export orders that typically provide higher profit margin.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 40% from approximately $1.6 million for the three months ended December 31, 2017 to approximately $2.2 million for the three months ended December 31, 2018. The increase was primarily due to a provision of approximately $180,000 for a newly approved employee incentive plan that became effective in fiscal 2019, increases in expenses to expand marketing and support functions in the Hong Kong office, expenses related to banking and finance functions, and legal and professional fees and compliance costs after we became a public company listed on The Nasdaq Capital Market (“Nasdaq”) in May 2018, and the one-time expenses of approximately $170,000 related to the bell ringing ceremony in the Nasdaq in December 2018.

Other income, net. Other income, net was approximately $20,900 for the three months ended December 31, 2018, as compared to other income, net of approximately $12,200 for the same period in fiscal 2018. This increase was primarily due to the foreign currency exchange gain from converting Jordanian Dinars to U.S. Dollars for financial reporting.

Net income before taxation. Net income before taxation for the three months ended December 31, 2018 was approximately $1.1 million compared to net income before taxation of approximately $2.2 million in the three months ended December 31, 2017. The decrease was mainly attributable to the lower average gross margin and increase in selling, general and administrative expenses of $616,000 for reasons mentioned above.

Taxation. The Tax Cuts and Jobs Act (the “Tax Act”) imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change has caused the Company to record a one-time income tax payable to be paid over 8 years. The one-time transition tax was calculated using the Company’s total post-1986 overseas earnings and profits based on a rate of 15.5% for the Company’s cash and cash equivalents and a rate of 8% for its other assets. The Company previously booked a provisional charge of $1,400,000 in fiscal 2018 related to the transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $1,400,000 for the year ended March 31, 2018. The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. The Company revised its estimate of the impact of the transition tax, which resulted in $1,892,000 of transition tax due. Accordingly, the Company booked a current charge to income tax expense of $492,000 at June 30, 2018. During the third quarter, the Company finalized its transition tax calculation with the filing of the fiscal 2018 income tax returns and has completed its accounting for the transition tax liability.  The calculated transition tax liability is $1,687,000.  At December 31, 2018, $885,000 of current income tax is reflected as Income tax payable in current liabilities while a noncurrent income tax payable of approximately $1.6 million attributable to the transition tax is reflected in "other liabilities" of the Company’s Consolidated Balance Sheet. The Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings.  The Company has evaluated the impacts of the GILTI provisions of the Tax Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has selected the period cost method as its accounting policy with respect to the new GILTI tax rules, and therefore considered the taxes resulting from GILTI as a current-period expense for the three-month period ended December 31, 2018.

Income tax benefit for the three months ended December 31, 2018 was $578,000 compared to $0 in the three months ended December, 2017. The effective tax rate of (55.2%) for the three months ended December 31, 2018 differs from the U.S. statutory rate of 21% as a result of the Company’s completion of its accounting for the transition tax liability, and the cumulative effect of the revision to the estimated effective annual tax rate as a result of clarification surrounding state and local income tax treatment of GILTI.

Net income. Net income for the three months ended December 31, 2018 was $1.6 million compared to a net income of $2.2 million for the same period in fiscal 2018. The decrease was mainly attributable to the lower gross margin and increase in selling, general and administrative expenses of $616,000 for reasons mentioned above.

Nine months ended December 31, 2018 and December 31, 2017

The following table summarizes the results of our operations during the nine-month periods ended December 31, 2018 and 2017 and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2018		Nine Months Ended December 31, 2017		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$70,504	100%	$60,443	100%	$10,061	17%
Cost of goods sold	54,296	77%	44,623	74%	9,673	22%
Gross profit	16,208	23%	15,820	26%	388	2%
Selling, general and administrative expenses	9,650	14%	4,433	7%	5,217	118%
Other income, net	20	0%	1	0%	19	1,900%
Net income before taxation	$6,578	9%	$11,388	19%	$(4,810)	(42)%
Taxation	1,251	2%	-	-	1,251	-
Net income	$5,327	8%	$11,388	19%	$(6,061)	(53)%

Revenue. Revenue increased by approximately $10.0 million or 17%, to $70.5 million, for the nine months ended December 31, 2018 from approximately $60.4 million for the same period in fiscal 2018. The increase was mainly the result of increased shipments to one of our major customers in the U.S. and also execution of orders in Jordan.

The following table outlines the dollar amount and percentage of total sales to our customers the nine months ended December 31, 2018.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2018
	Sales
	Amount	%
VF Corporation(1)	$58,206	82.6%
Columbia	3,767	5.3%
Others	8,531	12.1%
Total	$70,504	100.0%

(1) Substantially all of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2018		Nine Months Ended December 31, 2017		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$60,882	86%	$54,835	91%	$6,047	11%
Jordan	8,531	12%	4,826	8%	3,705	77%
Others	1,091	2%	782	1%	309	40%
Total	$70,504	100%	$60,443	100%	$10,061	17%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, which became effective December 2001, all apparel manufactured in Jordan can be exported to the U.S. with free duty. This treaty provides substantial benefits to us by allowing us to compete and to expand our garment export business in the U.S.

The increase in sales to the U.S. of approximately 11% in the nine months ended December 31, 2018, was mainly attributable to the increase in orders from our major customer in the U.S. Sales to the U.S. accounted for 86% of sales in the nine months ended December 31, 2018 comparing to 91% in the same period in fiscal 2018.

Sales to Jordan and Others increased by 77% and 40% respectively for the nine months ended December 31, 2018 compared with the same period in fiscal 2018. The increase in orders in Jordan reflected the growing demand of products manufactured in Jordan.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $9.7 million or 22%, to approximately $54.3 million, for the nine months ended December 31, 2018 compared to approximately $44.6 million for the same period in fiscal 2018. As a percentage of revenues, the cost of goods sold increased to 77% from 74% in the same period in fiscal 2018. The higher percentage was mainly attributable to some specific programs from a customer with lower gross profit margin in the third quarter, and the lower proportion of export orders that typically generate higher profit margins. For the nine months ended December 31, 2018, we purchased approximately 16% ,14%, 11% and 10% of our raw materials from four major suppliers. For the nine months ended December 31, 2017, the Company purchased approximately 87% of its raw materials from one supplier, ONSET.

Gross profit margin. Gross profit margin was approximately 23% for the nine months ended December 31, 2018, which was 3% lower than the same period in fiscal 2018. The lower general profit margin was mainly attributable to some specific programs from a customer with lower gross profit margin in the third quarter, and the lower proportion of export orders that typically generate higher profit margins.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 118% from approximately $4.4 million for the nine months ended December 31, 2017 to approximately $9.7 million for the nine months ended December 31, 2018. The increase was primarily due to inclusion of stock based compensation of approximately $3.4 million for options granted to fifteen employees and consultants in the nine-month period ended December 31, 2018, increases in expenses to expand marketing and support functions in the Hong Kong office, expenses related to banking and finance functions, and legal and professional fees and compliance costs after we became a public company listed on the Nasdaq in May 2018.

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

On August 3, 2018, a total of 150,000 stock options were granted to our Chief Financial Officer and Head of U.S. Operations. The stock options have an exercise price of $6.12 per share and will be fully vested on August 3, 2019. Based on the valuation with Black Scholes model, value of each option is $3.88. The aggregate stock-based compensation in the nine months ended December 31, 2018, was approximately $0.2 million. There was approximately $390,000 in unrecognized compensation costs relating to these options at December 31, 2018.

There was stock based compensation of approximately $117,000 related to the 50,000 warrants granted to a board observer in the nine-month period ended December 31, 2017.

Other income/expense, net. Other income, net was approximately $19,600 for the nine months ended December 31, 2018, as compared to other income, net of approximately $1,300 for the same period in fiscal 2018. The increase was primarily due to the foreign currency exchange gain from converting Jordanian Dinars to U.S. Dollars for financial reporting.

Net income before taxation. Net income before taxation for the nine months ended December 31, 2018 was $6.6 million compared to net income before taxation of approximately $11.4 million in the nine months ended December 31, 2017. The decrease was mainly attributable to the $3.4 million of stock based compensation reported in fiscal 2019 mentioned above, increases in expenses to expand marketing and support functions in the Hong Kong office, expenses relating to banking and finance functions, and legal and professional fees and compliance costs after we became a public company listed on the Nasdaq in May 2018.

Taxation. The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change has caused the Company to record a one-time income tax payable to be paid over 8 years. The one-time transition tax was calculated using the Company’s total post-1986 overseas earnings and profits based on a rate of 15.5% for the Company’s cash and cash equivalents and a rate of 8% for its other assets. The Company previously booked a provisional charge of $1,400,000 in fiscal 2018 related to the transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $1,400,000 for the year ended March 31, 2018. The income tax payable attributable to the transition tax is due over an 8-year period beginning in 2018. The Company revised its estimate of the impact of the transition tax, which resulted in $1,892,000 of transition tax due. Accordingly, the Company booked a current charge to income tax expense of $492,000 at June 30, 2018. During the third quarter, the Company finalized its transition tax calculation with the filing of the fiscal 2018 income tax returns and has completed its accounting for the transition tax liability.  The calculated transition tax liability is $1,687,000.  At December 31, 2018, $885,000 of current income tax is reflected as Income tax payable in current liabilities while a noncurrent income tax payable of approximately $1.6 million attributable to the transition tax is reflected in "other liabilities" of the Company’s Consolidated Balance Sheet. The Tax Act also imposed GILTI, which is a new tax on certain off-shore earnings.  The Company has evaluated the impacts of the GILTI provisions of the Tax Act and the application of ASC 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has selected the period cost method as its accounting policy with respect to the new GILTI tax rules, and therefore considered the taxes resulting from GILTI as a current-period expense for the nine-month period ended December 31, 2018.

Income tax expense for the nine months ended December 31, 2018 was $1,251,000 compared to $0 in the nine months ended December 31, 2017. The effective tax rate of 19% for the nine months ended December 31, 2018 differs from the U.S. statutory rate of 21% as a result of non-US income subject to tax at rates lower than the U.S. rate, the impact of GILTI, and as a result of the Company’s completion of its accounting for the transition tax liability.

Net income. Net income for the nine months ended December 31, 2018 was $5.3 million compared to a net income of $11.4 million for the same period in fiscal 2018. The decrease was primarily attributable to a the $3.4 million of stock based compensation and a provision for taxation of $1.3 million reported in fiscal 2019 mentioned above, increases in expenses to expand marketing and supporting functions in the Hong Kong office, expenses relating to banking and finance functions, legal and professional fees and compliance costs after we became a public company listed on the Nasdaq in May 2018.

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

As of December 31, 2018, we had cash of approximately $26.7 million and restricted cash of approximately $3.7 million.

Our current assets as of December 31, 2018 were approximately $53.9 million, and our current liabilities were approximately $7.8 million, which resulted in a ratio of approximately 6.9 : 1. Total equity as of December 31, 2018 was approximately $50.8 million.

We had net working capital of $46.1 million and $29.0 million as of December 31, 2018 and March 31, 2018, respectively.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

On November 1, 2018, our Board of Directors approved the payment of a dividend of $0.05 per share. The dividend was paid on November 27, 2018 to stockholders of record as of November 19, 2018.

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

The Facility Letter is subject to review at any time. HSBC has discretion on whether to renew the Facility Letter. As of December 31, 2018, there was no amount outstanding under the Facility Letter. Borrowings under the Facility Letter are due within 120 days of each borrowing date or upon demand by HSBC.

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

Either party may terminate the agreement subject to a 30 days’ notice period. As of December 31, 2018, there was $20,915 outstanding under the Factoring Agreement.

Pursuant to a facility letter (the “SCBHK facility”) dated June 15, 2018 issued to Treasure Success International Limited by Standard Chartered Bank (Hong Kong) Limited (“SCBHK”), on January 31, 2019, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000.

The Company was informed by SCBHK on January 31, 2019 that the SCBHK facility has been activated. There were no outstanding amounts under the SCBHK facility as of the date of this report.

Based on our current operating plan, we believe that our cash on hand and cash generated from operations will be sufficient to meet our working capital requirements for our current operations over the next twelve months.

Nine months ended December 31, 2018 and 2017

The following table sets forth a summary of our cash flows for the periods indicated:

(All in amounts in thousands of U.S. dollars)

	Nine months ended December 31,
	2018	2017
Net cash provided by operating activities	$11,927	$10,678
Net cash (used in) investing activities	(1,104)	(393)
Net cash provided by financing activities	7,404	3,413
Effect of exchange rate changes on cash	(31)	(13)
Net increase in cash	18,196	13,685
Cash, beginning of nine month period	12,196	4,133
Cash, end of nine month period	$30,392	$17,818

Operating Activities

Net cash provided by operating activities was approximately $11.9 million for the nine months ended December 31, 2018, compared to cash provided by operating activities of approximately $10.7 million for the same period in fiscal 2018. The increase in net cash provided by operating activities was primarily attributable to the following factors:

•	A decrease in accounts payable of approximately $186,000 compared to a decrease of $8.8 million in the same period in fiscal 2018.
•	An increase in accounts receivable of $7.9 million compared to an increase of $4.0 million in the same period in fiscal 2018.
•	A decrease in adjusted net income of $1.4 million after adding back non-cash items including stock based payment of $3.4 million and net income tax expenses of $1.3 million in the nine months ended December 31, 2018.

Investing Activities

Net cash used in investing activities was approximately $1,104,000 for the nine months ended December 31, 2018 and there was cash used in investing activities of $393,000 in the same period in fiscal 2018. The net cash used in investing activities in the nine -month period this year include the use of approximately $724,000 in purchases of property, plant and equipment and $380,000 for a deposit in connection with our acquisition of all of the stock of Al-Mutafaweq Co. for Garments Manufacturing Ltd., described further below.

Financing Activities

Net cash provided by financing activities was approximately $7.4 million for the nine months ended December 31, 2018. The cash inflow mainly resulted from the net proceeds of $8.9 million of the IPO closed on May 2, 2018, and the decrease in bank loans of approximately $960,000 under the bank facilities given to Treasure Success International Limited, and a payment of dividend of $566,250.

Statutory Reserves

In accordance with the Corporate Law in Jordan, the subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As our subsidiaries have already reserved the maximum required by law, they did not reserve any additional amounts during the nine months ended December 31, 2018 and 2017.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2018 and 2017.

(Dollars in thousands of U.S. dollars)

	As of December 31,
	2018	2017
Statutory Reserves	$72	$72
Total Restricted Net Assets	$72	$72
Consolidated Net Assets	$50,850	$35,028
Restricted Net Assets as Percentage of Consolidated Net Assets	0.14%	0.21%

Total restricted net assets accounted for approximately 0.14% of our consolidated net assets as of December 31, 2018. As discussed above, our subsidiaries in Jordan are required to reserve 10% of net profits until the reserve is equal to 100% of the subsidiary’s share capital. Our subsidiaries have already reserved the maximum amount required. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $0.7 million for  each of the nine months ended December 31, 2018 and 2017, respectively, for purchases of equipment in connection with our business activities and increase of capacity. Additions in plant and machinery amounted to approximately $621,000 and approximately $463,000 for the nine months ended December 31, 2018 and 2017, respectively, and additions to leasehold improvements amounted to approximately $96,000 and $135,000 for the nine months ended December 31, 2018 and 2017 respectively.

In 2015, we commenced a project to build a 4,844 square foot workshop in the Tafilah Governorate of Jordan, which will primarily be used as a sewing workshop for Jerash Garments. This project is expected to cost $230,000 and is expected to be completed in the middle of calendar year 2019. There is another project for the construction of a 53,820 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed by the middle of calendar year 2019.

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

The Company has entered into an agreement through Jerash Garments, one of its subsidiaries in Jordan, to acquire all of the stock of an existing garment manufacturing business in order to operate its fourth manufacturing facility in Al Tajamouat Industrial City, a Qualified Industrial Zone located in Amman, Jordan. The acquisition is expected to close in the fourth quarter of the fiscal year ended March 31, 2019. Upon closing of the acquisition, the facility is expected to add 1.5 to 1.8 million pieces per year to Jerash’s current annual capacity of approximately 6.5 million pieces, an increase of up to 27 percent annually.

The new facilities are an existing garment manufacturing operation adjacent to Jerash's three largest manufacturing centers. Jerash will assume the building leases from the prior operator, Al-Mutafaweq Co. for Garments Manufacturing Ltd.. Additionally, Jerash is coordinating with the Jordanian Ministry of Industry and Trade, Ministry of Labor and Customs Department to assume the existing compliance certificates and workplace certifications, including the facility's Better Work Jordan credentials. As of December 31, 2018, Jerash has paid $380,000 in connection with this acquisition and intends to pay an aggregate of $980,000 to acquire all of the stock of Al-Mutafaweq Co. for Garments Manufacturing Ltd., including two additional milestone payments, totaling up to $600,000 to be paid by Jerash upon taking over the dormitory facilities and assuming control of a satellite sewing facility associated with the acquired facilities. Jerash intends to further invest in machinery, dormitory expansion and facility audits to support additional growth at the new facility.

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

We offer credit terms to our customers. Receivables are recognized when revenue is recognized. Our receivables resulting from contracts with our customers are typically 30 to 60 days from sailing date from shipping point in accordance with established credit terms. Most of our performance obligations under terms of our contracts with customers have an expected original duration of one year or less. Before the performance obligations are fulfilled, we maintain costs of the products related to purchase orders in our inventory. Inventory values as of December 31, 2018 and March 31, 2018, were approximately $12.1 million and $20.3 million, respectively.

Receivables resulted from sales revenue recognition as of December 31, 2018 was $13.1 million, with an increase of $7.9 million comparing to $5.2 million as of March 31, 2018. The increase was primarily attributable to higher sales revenue recognized in the month of December 2018, after completion of our performance obligations, with a credit term of 30 to 60 days from sailing dates granted to our customer. We did not have any business combinations in the quarter ended December 31, 2018 that might cause significant changes in contract assets and contract balances, nor was there any impairment of contract assets. There was also no change in time frame for a right to consideration to become unconditional or any change in the time frame for a performance obligation to be satisfied.

The new guidance does not affect the methodology we have been adopting to recognize revenue in previous fiscal years and thus there was no adjustment for the cumulative effect of applying the guidance to retained earnings for compliance with the guidance.

Accounts receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing with a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of December 31, 2018 and March 31, 2018.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2018, concluded that the Company’s disclosure controls and procedures were effective as of that date.

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

Item 5. Other Information

On January 31, 2019, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to the SCBHK facility letter, dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

10.1	Sale and Purchase Contract, dated December 11, 2018, between Jerash Garments and Fashions Manufacturing Limited and Omar Javed Bhat	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 23, 2019.
10.2	Facility Letter between Treasure Success International Limited and Standard Chartered Bank (Hong Kong) Limited	Filed herewith.
10.3	Standard Chartered Global Master Credit Terms	Filed herewith.
10.4	Standard Chartered Global Master Trade Terms	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Linkbase	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 13, 2019	Jerash Holdings (US), Inc.

	By:	/s/ Richard J. Shaw
Richard J. Shaw
Chief Financial Officer (Principal Financial and Authorized Officer)

