Form 10-K
period 2019-03-31
Jerash Holdings (US), Inc.
filed 2019-06-28
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

 or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-38474

 Jerash Holdings (US), Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4701719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 East Main Street, Suite 2706, Rochester, NY, 14604 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 575-9085

 Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	JRSH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the September 28, 2018 closing price reported by Nasdaq, was approximately $16,271,093.

The number of the registrant’s common shares, $0.001 par value per share, outstanding on June 25, 2019 was 11,325,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Jerash Holdings (US), Inc. (“Jerash Holdings,” the “Company,” “we,” “us,” “our”), through our wholly owned operating subsidiaries (together the “Group”), is principally engaged in the manufacturing and exporting of customized, ready-made sport and outerwear from knitted fabric produced in the Group’s facilities in Jordan. Our internet address is http://www.jerashholdings.com. Information available on our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

The Group is a manufacturer utilized by many well-known brands and retailers, such as Walmart, Costco, Hanes, Columbia, VF Corporation (which owns brands such as The North Face, Timberland, Jansport, etc.), and PVH Corp. (which owns brands such as Calvin Klein, Tommy Hilfiger, IZOD, Speedo, etc.). The Group’s production facilities are made up of four factory units and three warehouses and currently employ approximately 3,600 people. Our employees include local Jordanian workers as well as migrant workers from Bangladesh, Sri Lanka, India, Myanmar, Nepal and Syria. The total annual capacity at Jerash Group’s facilities is approximately 8.0 million pieces (average for product categories including t-shirts, polos and jackets).

Organizational Structure

Jerash Holdings is a holding company organized in Delaware in January 2016 with nominal or no assets or operations. Through a series of transactions in May 2017, Jerash Holdings became the direct parent of the operating subsidiaries of Global Trend International Limited (“Global Trend”). Jerash Holdings has the following wholly owned subsidiaries: (i) Jerash Garments and Fashions Manufacturing Co. Ltd. (“Jerash Garments”), an entity formed under the laws of Jordan and a wholly-owned subsidiary of Jerash Holdings, (ii) Treasure Success International Limited (“Treasure Success”), an entity formed under the laws of Hong Kong and a wholly-owned subsidiary of Jerash Holdings, (iii) Chinese Garments and Fashions Manufacturing Co. Ltd. (“Chinese Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, and (iv) Jerash for Industrial Embroidery Company Limited (“Jerash Embroidery”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments.

This table reflects the Group’s organizational structure at March 31, 2019:

Jerash Garments was established in Jordan in November 2000 and operates out of the Group’s factory unit in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan. Jerash Garments’ principal activities are to house management offices and to operate production lines and sewing, ironing, packing and quality control units, as well as house the Group’s trims and finished products warehouses.

Chinese Garments was established in Jordan in June 2013 and operates out of the Group’s factory unit in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan. Chinese Garments’ principal activities are to house administration, human resources, finance and management offices and to operate additional production lines and sewing, ironing, and packing units, as well as house the Group’s trims warehouse.

Jerash Embroidery was established in Jordan in March 2013 and operates out of the Group’s factory unit in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan. Jerash Embroidery’s principal activities are to perform the cutting and embroidery for the Group’s products.

Treasure Success was established in Hong Kong in July 2016 and operates in Hong Kong. Treasure Success’s primary activities are to employ sales and merchandising staff and supporting personnel in Hong Kong to support the business of Jerash Garments and its subsidiaries.

Products

As a garment manufacturing group, we excel in manufacturing sport and outerwear. Our products are in the customized, ready-made sport and outerwear segment, and the Group derives all of our revenue from the manufacturing and sales of sport and outerwear, which is the only segment in which we operate. The Group’s product offering consists of jackets, polo shirts, crew neck shirts, pants and shorts made from knitted fabric. Our primary product offering is jackets, and in the fiscal years ended March 31, 2019 and 2018, approximately 52% and 48%, respectively, of the Group’s total shipped pieces were jackets.

Manufacturing and Production

Our production facilities are located in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan, and are comprised of four factory units and three warehouses. Effective as of January 1, 2019, the government of the Hashemite Kingdom of Jordan converted Al Tajamouat Industrial City into a Development Zone. Following this change, we will continue to operate under benefits similar to the Qualifying Industrial Zone (“QIZ”) designation, but are subject to a 5% corporate income tax. Currently, the first factory unit, which the Group owns, employs approximately 1,500 people. Its primary functions are to house the Group’s management offices, as well as production lines, the Group’s trims warehouse, and sewing, ironing, and packaging units. The second factory unit, which the Group leases, employs approximately 1,400 people. Its primary functions are to house the Group’s administrative and human resources personnel, as well as merchandising and accounting departments, as well as additional production lines, the Group’s trims and finished products warehouses, and sewing, ironing, packing and quality control units. The third factory unit, which the Group leases, employs approximately 200 people. Its primary functions are to perform the cutting and embroidery for the Group’s products. The fourth factory, which the Group leases, currently employs approximately 500 people. Its primary functions are housing additional production lines.

In 2015, we commenced a project to build a 4,800 square foot workshop in the Tafilah Governorate of Jordan, which was previously planned to be a sewing workshop, but has been changed to become a dormitory. This dormitory is expected to be operational in September 2019 and is expected to house workers for the 54,000 square foot workshop in Al-Hasa County.

In calendar year 2018, the Group commenced another project to build a 54,000 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed in September 2019. Provided that we satisfy certain employment requirements over certain time periods, we do not anticipate incurring any significant costs for the project, which is being constructed in conjunction with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. In the event we breach our agreement with these government agencies, we will have to pay such agencies 250,000 Jordanian Dinar (“JOD”) or $353,000. See Item 2. Properties below for more information regarding this workshop.

Total annual capacity at the Group’s existing facilities is approximately 8.0 million pieces (average for product categories including t-shirts, polos and jackets). Our production flow begins in the Group’s third factory unit in the cutting department. From there, the product moves to either the Group’s first or second factory unit for processing by the sewing unit, finishing department, quality control, and finally the ironing and packing units. If applicable during this process, the product is sent back to the embroidery department at the Group’s third factory unit for embroidery.

The Group does not have long term supply contracts or arrangements with our suppliers. Most of the Group’s ultimate suppliers for raw materials, such as fabric, zippers and labels, are designated by customers and the Group purchases such materials on a purchase order basis.

Employees

As of March 31, 2019, the Group had an aggregate of approximately 3,000 employees located in Jordan Hong Kong, and in United States of America, all of which are full-time employees.

Customers

The following table outlines the dollar amount and percentage of total sales to the Group’s customers for the fiscal years ended March 31, 2018 (“fiscal 2018”), and March 31, 2019 (“fiscal 2019”).

	Fiscal Year 2019		Fiscal Year 2018
	Sales		Sales
	(USD, in thousands)%		(USD, in thousands)%
VF Corporation(1)	$67,523	79.4%	$54,614	78.8%
Dynamic Sourcing Ent, Inc.	6,549	7.7%	281	0.4%
Columbia	3,768	4.5%	5,891	8.5%
Onset Time Limited	3,728	4.4%	—	—
United Creations LLC	2,874	3.4%	2,167	3.1%
Classic Fashion Apparel Industry Ltd.	115	0.1%	4,756	6.9%
Philip-Van Heusen	—	—	1,523	2.2%
Others	427	0.5%	64	0.1%
Total	$84,984	100.0%	$69,296	100.0%

(1) Substantially all of the Group’s products are sold under The North Face brand that is owned by VF Corporation.

In fiscal 2018 and fiscal 2019, the Group depended on a few key customers for its sales. Substantially all of the Group’s sales in fiscal 2018 and 2019 were to VF Corporation.

The Group established our relationship with VF Corporation in 2012. Substantially all of the Group’s products are sold under The North Face Brand that is owned by VF Corporation. Currently, we manufacture primarily outerwear for The North Face. Approximately 79% of the Group’s sales in each of fiscal 2019 and 2018, were derived from the sale of the Group’s products to VF Corporation. We are not party to any long-term contracts with VF Corporation or the Group’s other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after the Group completes detailed sample development and approval processes that we and our customers have agreed upon for their purchase and manufacture of the garments in question. It is through the sample development and approval processes that the Group and VF Corporation and our other customers agree to the purchase and manufacture of the garments in question. For fiscal 2019, VF Corporation issued approximately 10,500 purchase orders to us in amounts ranging from approximately $6 to $365,000. The Group is not substantially dependent on any particular order from VF Corporation.

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

A proposed tax bill that was part of an economic reform plan backed by the International Monetary Fund and aimed at narrowing Jordan’s growing debt contained new taxes on products, such as internet subscriptions, and the elimination of subsidies on bread led to protests throughout Jordan beginning on May 30, 2018. On June 5, 2018, King Abdullah II of Jordan responded to the protests by removing Jordan’s prime minister and replacing him with Omar al-Razzaz. Prime Minister Razzaz then withdrew the proposed tax bill from consideration and formed a new cabinet. On June 11, 2018 Saudi Arabia, Kuwait and the United Arab Emirates (the “UAE”) pledged $2.5 billion of aid to Jordan (including a deposit into Jordan’s central bank), annual budget support for the next five years and development projects. Saudi Arabia, Kuwait and the UAE signed a formal agreement on October 4, 2018 that provided for a $1.1 billion deposit to Jordan’s central bank and future annual budget and project finance support as part of the larger $2.5 billion aid package.

Trade Agreements

The Group benefits from exemptions from customs duties and import quotas due to the Group’s location in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan, and the free trade agreements with the United States and the EU.

Development Zones are industrial parks that house manufacturing operations in Jordan. Companies operating in Development Zones receive certain tax benefits and are eligible to take advantage of the free trade agreements between the United States and Jordan. Under the trade agreement between Jordan and the U.S., goods produced in Development Zone areas can directly access U.S. markets without tariff or quota restrictions if they satisfy certain criteria. Companies operating in Development Zones are subject to a 5% corporate income tax.

Income Tax Incentives

The Encouragement of Investment Committee of Jordan resolved that Jerash Garments’ project is an economically approved project in accordance with the Encouragement of Investment Law number 16 of 1995 and accordingly was granted exemptions from customs duties on the plant’s equipment and machinery. Historically, in accordance with the Jordanian Income Tax law, all of Jerash Garments’ exports are 100% exempted, provided a specific Declaration in that respect is filed with the Jordanian Customs and Income Tax Departments. This exemption was extended for 5 years until December 31, 2018.

Effective January 1, 2019 the Hashemite Kingdom of Jordan’s government changed Jerash Garments’ and its subsidiaries’ area from a Free Zone to a Development Zone. In accordance with Development Zone law, Jerash Garments and its subsidiaries begin paying corporate income tax in Jordan at a rate of 5%. For more information, see Note 2 - Summary of Significant Accounting Policies - Income Tax.

In addition, Jerash Garments and its subsidiaries are subject to local sales tax of 16%. However, Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption was extended to February 15, 2020 and the Company intends to apply to extend the exemption before the expiration date.

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

Our sales to VF Corporation (which owns brands such as The North Face, Timberland, and Jansport), directly and indirectly, accounted for approximately 79% of our total sales in each of fiscal 2018 and fiscal 2019.  From an accounting perspective, we are considered the primary obligor in our relationship with VF Corporation. We bear the credit and inventory risk, and we have the right to determine the price and to change our product. Therefore, we present the sales and related manufacturing activities on a gross basis.

We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes. It is through these sample development and approval processes that we and VF Corporation agree to the purchase and manufacture of the garments in question. From April 1, 2018 to March 31, 2019, VF Corporation issued approximately 10,500 purchase orders to us in amounts ranging from approximately $6 to $365,000. We are not substantially dependent on any particular order from VF Corporation.

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

Our results of operations depend to a significant extent upon the commercial success of our larger brand name customers. If we lose our significant brand nominations, our customers fail to purchase our products at anticipated levels, or our relationships with these customers or the brands and retailers they serve diminishes, it may have an adverse effect on our results and we may lose a primary source of revenue. In addition, we may not be able to recoup development and inventory costs associated with these customers and we may not be able to collect our receivables from them, which would negatively impact our financial condition and results of operations.

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

We are party to a secured credit facility with Hong Kong and Shanghai Banking Corporation (“HSBC”) for up to a minimum of $20,000,000 (the “Secured Credit Facility”) to finance the working capital needs of the Company. The Secured Credit Facility consists of (i) an $8,000,000 import credit facility with HSBC entered into on May 29, 2017 and amended on June 19, 2018 and (ii) a $12,000,000 invoice discounting/factoring facility entered into on August 21, 2017 and amended on June 14, 2018. The Secured Credit Facility is guaranteed by us, Jerash Garments, Treasure Success as well as by our significant stockholders Mr. Choi Lin Hung, our chairman, chief executive officer, president, treasurer and a significant stockholder, and Mr. Ng Tsze Lun, a significant stockholder, whose interests may differ from the other stockholders of the Company as a result of their personal guarantees. The Secured Credit Facility is collateralized by a blanket security interest and includes various financial and other covenants. If in the future we default under the Secured Credit Facility, our lender could, among other things, declare our debt to be immediately due and payable. If this were to occur, we would be unable to repay our bank debt in full unless we could sell sufficient assets or obtain new financing through a replacement credit facility or equity transaction. If a new credit facility could be obtained, it is likely that it would have higher interest rates and impose significant additional restrictions and requirements on us. There is no assurance that we would be able to obtain a waiver or amendment from our lender or obtain replacement debt financing or issue sufficient equity securities to refinance these facilities. If we are unable to pay off the facility, our lender could foreclose on our assets, which may negatively impact our financial condition and results of operations.

We may require additional financing to fund our operations and capital expenditures.

As of March 31, 2019, we had cash and cash equivalents of approximately $27.2 million and restricted cash of approximately $0.7 million. There can be no assurance that our available cash, together with resources from our operations, will be sufficient to fund our operations and capital expenditures. In addition, our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

We are party to a Secured Credit Facility with HSBC consisting of (i) an $8,000,000 import credit facility with HSBC entered into on May 29, 2017 and amended on June 19, 2018 and (ii) a $12,000,000 invoice discounting/factoring facility entered into on August 21, 2017 and amended on June 14, 2018. As of March 31, 2019, we had incurred $360,401 of indebtedness under the Secured Credit Facility.

Pursuant to a facility letter (the “SCBHK facility”) dated June 15, 2018 issued to Treasure Success International Limited by Standard Chartered Bank (Hong Kong) Limited (“SCBHK”), on January 31, 2019, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. The Company was informed by SCBHK on January 31, 2019 that the SCBHK facility has been activated. As of March 31, 2019, there was an outstanding amount of $288,310 in import invoice financing.

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

We have engaged, and may in the future engage, in transactions with affiliates and other related parties. These transactions may not have been, and may not be, on terms as favorable to us as they could have been if obtained from non-affiliated persons. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms as favorable as would be charged by others, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties. Through his wholly-owned entity Merlotte, Mr. Choi Lin Hung, our chairman, chief executive officer, president, treasurer and a significant stockholder, has an indirect ownership interest in certain of the companies, including Ford Glory International Limited (“Ford Glory”) and Value Plus (Macao Commercial Offshore) Limited (“VPMCO”), with which we have, or in the future may have, such agreements or arrangements. In addition, we have entered into agreements with Victory Apparel, which is wholly-owned by Mr. Choi Lin Hung and Mr. Lee Kian Tjiauw, who are significant stockholders. We expect that the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun, a significant stockholder, will be released in exchange for Treasure Success and Jerash Holdings agreeing to guarantee the amounts under our Secured Credit Facility with HSBC. The release of these guarantees will personally benefit Mr. Choi and Mr. Ng but requires Jerash Holdings and Treasure Success to incur potential liability in connection with their guarantee. Our majority stockholders may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, the Company’s operating results will be negatively impacted.

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

A significant portion of our revenues are received during the first six months of our fiscal year, or from April through September. A majority of our VF Corporation orders are derived from winter season fashions, the sales of which occur in the spring and summer and are merchandized by VF Corporation during the autumn months (September through November). As such, the second half of our fiscal year reflect lower sales in anticipation of the spring and summer seasons. In addition, due to the nature of our relationships with customers and our use of purchase orders to conduct our business, our revenues may vary from period to period.

Changes in our product mix and the geographic destination of our products or source of our supplies may impact our cost of goods sold, net income and financial position.

From time to time, we experience changes in the product mix and the geographic destination of our products. To the extent our product mix shifts from higher revenue items, such as jackets, to lower revenue items, such as pants, our cost of goods sold as a percentage of gross revenue will likely increase. In addition, if we sell a higher proportion of products in geographic regions where we do not benefit from free trade agreements or tax exemptions, our gross margins will fall. If we are unable to sustain consistent product mix and geographic destinations for our products, we could experience negative impacts to our financial condition and results of operations.

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

We may not be successful in integrating acquired businesses.

Our growth and profitability could be adversely affected if we acquire businesses or assets of other businesses and are unable to integrate the business or assets into our current business. To grow effectively, we must find acquisition candidates that meet our criteria and successfully integrate the acquired business into ours. If acquired businesses do not achieve expected levels of production or profitability, we are unable to integrate the business or assets into our business, or we are unable to adequately manage our growth following the acquisition, our results of operations and financial condition would be adversely affected.

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

A system of financial controls and procedures is necessary to ensure that information about our financial results is recorded, processed, summarized and reported in an accurate and timely fashion. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot disclose required information or provide reliable financial reports, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation may be harmed. Our independent registered public accounting firm previously identified that we had a material weakness because we lacked sufficient personnel with an appropriate level of knowledge of accounting principles generally accepted by the United States of America (“U.S. GAAP”) and financial reporting. Although we have taken certain steps to address this deficiency and it is no longer a material weakness, it is possible that we may have a material weakness identified in the future if the controls and procedures we have implemented are inadequate.

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

We benefit from exemptions from customs duties and import quotas due to our location in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan, and the free trade agreements with the United States. Under the trade agreement between Jordan and the United States, goods produced in Development Zones can directly access U.S. markets without tariff or quota restrictions if they satisfy certain criteria. If there is a change in such benefits or if any such agreements were terminated, our profitability may be reduced.

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

If we were unable to meet the continued listing requirements of the Nasdaq Stock Market (“Nasdaq”), our common stock could be delisted from the Nasdaq. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, being delisted from Nasdaq could have an adverse effect on our ability to raise capital in the public or private equity markets.

Our majority stockholders will control the Company for the foreseeable future, including the outcome of matters requiring stockholder approval.

As three of our stockholders beneficially own approximately 71.5% of our outstanding common stock, as of June 25, 2019. Accordingly, our other stockholders do not have any ability to exercise control over us and those majority stockholders will have the ability, acting together, to elect all of our directors and to substantially influence the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Company, (ii) a sale of all or substantially all of our assets; and (iii) amendments to our corporate documents. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals.

Our stockholders’ ownership interest in us may be diluted by exercises of currently outstanding or committed warrants.

There are currently outstanding warrants to purchase shares of our common stock. To the extent these warrants are exercised, our current stockholders’ voting power will be diluted, and the value of their investment may decrease. We have granted warrants to purchase up to 71,100 units to designees of the placement agent in connection with a private placement offering that we initially closed on May 15, 2017 and had subsequent closings on August 18, 2017 and September 27, 2017 (the “Private Placement”). Each unit consists of one share of our common stock and one warrant (with each such warrant being immediately exercisable for one-tenth of one share of common stock at an exercise price of $6.25 per share for a period of five years from the issuance date). The private placement agent warrants are exercisable with respect to 48,600 units beginning on July 15, 2017 and expiring on May 15, 2022, 18,000 units beginning on October 18, 2017 and expiring on August 18, 2022, and 4,500 units beginning on November 27, 2017 expiring on September 27, 2022. The private placement agent’s warrants are exercisable at a price per unit equal to $5.50.

Also, in connection with the Private Placement, we issued five-year warrants to purchase up to 79,000 shares of our common stock to various accredited investors at an exercise price of $6.25 per share. Such warrants expire on May 15, 2022 with respect to 54,000 warrants, August 18, 2022 with respect to 20,000 warrants, and September 27, 2022 with respect to 5,000 warrants. We have also issued a five-year warrant to our board observer to purchase up to 50,000 shares of common stock. The warrant has an exercise price of $5.00 per share and may be converted by means of a cashless exercise during the term of the warrant. This warrant may be exercised any time until May 15, 2022.

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

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

We are required to comply with the laws, regulations, requirements and certain corporate governance provisions under the Exchange Act and the Sarbanes-Oxley Act. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management, and will significantly increase our costs and expenses and will make some activities more time-consuming and costly. In connection with becoming a reporting company, we will need to continue:

•	instituting a more comprehensive compliance function;
•	preparing and distributing periodic and current reports under the federal securities laws;
•	establishing and enforcing internal compliance policies, such as those related to insider trading; and
•	involving and retaining outside counsel and accountants to a greater degree than before we became a reporting company.

Our ongoing compliance efforts will increase general and administrative expenses and may divert management’s time and attention from the development of our business, which may adversely affect our financial condition and results of operations. We incurred approximately $600,000 in costs during the fiscal year ended March 31, 2019 in connection with becoming a public company.

Our lack of experienced accounting staff may impact our ability to report our future financial results on a timely and accurate basis, and we need to retain the services of additional accountants and consultants with the required accounting experience and expertise.

With the exception of our chief financial officer, our accounting and finance staff lacks depth and skill in the application of U.S. GAAP with respect to external financial reporting for Exchange Act reporting companies. We intend to engage the services of additional accounting personnel and expert consultants to assist with our financial accounting and reporting requirements for our internal control over financial reporting and producing timely financial reports. If our accounting and finance staff is unable to maintain our internal control over financial reporting, we may experience difficulty producing reliable and timely financial statements, which could cause investors to lose confidence in our reported financial information, the market price of our stock to decline significantly, reduce the likelihood that we would be able to obtain additional financing on acceptable terms, and harm our business and financial condition.

If we are unable to effectively implement and maintain our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act beginning with this annual report on Form 10-K for the fiscal year ended March 31, 2019. The process of designing and implementing internal controls over financial reporting may divert our internal resources and take a significant amount of time and expense to complete. If we identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, investors may lose confidence in our reported financial information, which could negatively impact the market for our common stock and cause us to be unable to obtain additional financing on acceptable terms or at all, which could cause harm to our business and financial condition. In addition, as an emerging growth company, we are not required to obtain an auditor attestation of management’s evaluation of internal controls over financial reporting once such internal controls are in place. As a result, we may fail to identify and remediate a material weakness or deficiency in our internal control over financial reporting, which may cause our financial statements and related disclosure to contain material misstatements and could cause delays in filing required financial statements and related reports.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Jerash Garments owns an industrial building of approximately 89,300 square feet in Al Tajamouat Industrial City. The Group leases additional space totaling approximately 258,300 square feet in industrial buildings in Al Tajamouat Industrial City. In addition, the Group leases space for our workers in dormitories located inside and outside of Al Tajamouat Industrial City.

Treasure Success leases its office space in Hong Kong from Ford Glory, pursuant to an agreement effective October 3, 2018 providing for rent in the amount of HK$119,540 (approximately $15,326) per month and having a one-year term with an option to extend the term for an additional year at the same rent. We expect this agreement to be renewed on similar terms.

On December 11, 2018, the Company entered into an agreement through Jerash Garments, one of its subsidiaries in Jordan, to acquire all of the stock of an existing garment manufacturing business in order to operate its fourth manufacturing facility in Al Tajamouat Industrial City located in Amman, Jordan. The facility is expected to add 1.5 to 1.8 million pieces per year to Jerash’s current annual capacity. The new facilities are an existing garment manufacturing operation adjacent to Jerash's three largest manufacturing centers. Jerash assumed ownership of all of the machinery and equipment owned by Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”) through the acquisition. Jerash leases an approximately 100,900 square foot primary garment manufacturing factory and housing accommodations for up to 500 workers located in Al Tajamouat Industrial City. Jerash intends to assume the lease for an approximately 10,800 square foot satellite factory facility from Paramount. Additionally, Jerash has coordinated with the Jordanian Ministry of Industry and Trade, Ministry of Labor and Customs Department to assume the existing compliance certificates and workplace certifications, including the facility's Better Work Jordan credentials. In connection with the closing of this transaction, which occurred as of June 18, 2019, Jerash paid an aggregate of $980,000 to Paramount to acquire all of its stock. Jerash intends to further invest in machinery, dormitory expansion and facility audits to support additional growth at the new facility.

The Group believes the real property that we own and lease is sufficient to conduct the Group’s operations as they are currently conducted.

In calendar year 2018, the Group commenced another project to build a 54,000 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed in September 2019. This project is a joint project with the Jordanian Ministry of Labor and the Employment and Training Department in Jordan. Pursuant to the agreement between these parties, we guaranteed up to JOD125,000 or $176,000 for this project and agreed to employ at least 500 workers for the first 12 months following the completion of the project. The Ministry of Labor is financing the building of the workshop and the Employment and Training Department will support 50% of the workers’ salaries, as well as transportation and social security costs in the first 12 months following the completion of the project. We will use the workshop without rent for the first three years after we commence manufacturing in the workshop, after which time we anticipate entering into a lease agreement for the workshop. In the event that we do not comply with the terms of the agreement, we must pay the Ministry of Labor and the Employment and Training Department JOD250,000 or $353,000.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded and quoted on the Nasdaq Capital Market under the symbol “JRSH” since May 4, 2018. Before that, our stock was not traded on any stock exchange. As of June 25, 2019, there were 11,325,000 shares of common stock issued and outstanding held by approximately 53 stockholders of record.

Since November 2018, the Board of Directors of Jerash Holdings has declared a quarterly cash dividend payable to holders of its common stock. Subject to the discretion of the Board of Directors and applicable law, we currently expect to continue declaring comparable quarterly cash dividends in the future.

We did not repurchase any of our common stock in the fiscal year ended March 31, 2019.

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

The Group is an approved manufacturer by many well-known brands and retailers, such as Walmart, Costco, Hanes, Columbia, VF Corporation (which owns brands such as The North Face, Timberland, Jansport, etc.), and PVH Corp. (which owns brands such as Calvin Klein, Tommy Hilfiger, IZOD, Speedo, etc.). Our production facilities are made up of four factory units and three warehouses and currently employ approximately 3,600 people. Our employees include local Jordanian workers as well as migrant workers from Bangladesh, Sri Lanka, India, Myanmar and Nepal. The total annual capacity at the Group’s facilities is approximately 8.0 million pieces (average for product categories including t-shirts, polos and jackets).

Merger

On May 11, 2017, we implemented a merger (the “Merger”) via two transactions, the first being an equity contribution whereby the shareholders of Global Trend, contributed 100% of the outstanding capital stock of Global Trend to Jerash Holdings in exchange for an aggregate of 8,787,500 shares of common stock of Jerash Holdings with Global Trend becoming the wholly-owned subsidiary of Jerash Holdings. In the second transaction, Global Trend merged with and into Jerash Holdings with Jerash Holdings being the surviving entity, as a result of which Jerash Holdings became the direct parent of Global Trend’s wholly owned operating subsidiaries, Jerash Garments and Treasure Success.

Accounting Treatment of Merger

For accounting purposes, Global Trend is recognized as the accounting acquirer, and Jerash Holdings is the legal acquirer or accounting acquiree. As such, following the Merger, the historical financial statements of Global Trend are treated as the historical financial statements of the combined company. Accordingly, the financial information in this Annual Report on Form 10-K prior to the Merger, including management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and the related notes thereto appearing elsewhere in this filing, reflect the consolidated financial statements of Global Trend, its subsidiaries and its affiliate, which includes as a variable interest entity Victory Apparel Jordan Company Limited (“Victory Apparel”). Victory Apparel was incorporated in Jordan in 2005 and it is a wholly owned subsidiary of Wealth Choice Limited (“WCL”). WCL acquired Global Trend and Jerash Garments from two third-party individuals on March 21, 2012. On March 31, 2006, Victory Apparel purchased all of the property and equipment of Jerash Garments at an industrial building in Al Tajamouat Industrial City purchased by Jerash Garments on July 31, 2000. The land and building were not registered in Victory Apparel’s name, and Jerash Garments continued to hold the land and building in its name in trust for Victory Apparel. The declaration of trust was never registered with the Land Registry of Jordan, and on June 30, 2016, Victory Apparel and Jerash Garments dissolved the sale agreement, resulting in the property and equipment being owned free and clear by Jerash Garments. Victory Apparel does not currently have any material assets or operations of its own, and Mr. Choi and Mr. Lee, the Group’s significant stockholders who together indirectly own 100% of Victory Apparel through WCL, intend to dissolve the entity.

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

Results of Operations

The following table presents certain information from our statement of income for fiscal years 2018 and 2019 and should be read, along with all of the information in this management’s discussion and analysis, in conjunction with the consolidated financial statements and related notes included elsewhere in this filing.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Years Ended March 31,
	2019		2018		Year over Year
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$84,984	100%	$69,296	100%	$15,688	23%
Cost of goods sold	66,207	78%	51,342	74%	14,865	29%
Gross profit	18,777	22%	17,954	26%	823	5%
Selling, general and administrative expenses	12,428	15%	6,119	9%	6,309	103%
Other income / (expense), net	23	0%	(32)	0%	55	172%
Net income before taxation	$6,372	7%	$11,803	17%	$(5,431)	(46)%
Income tax expense	1,260	1%	1,400	2%	(140)	(10)%
Net income	$5,112	6%	$10,403	15%	$(5,291)	(51)%

Revenue. Revenue increased by approximately $15.7 million or 23%, to approximately $85.0 million in fiscal 2019 from approximately $69.3 million in fiscal 2018. The growth was mainly the result of the expansion of our business with one of our major customers, particularly, in export product types with higher sales value, such as jackets, the addition of new customers and the continued economic expansion of the U.S., which remains the Group’s major export destination. Approximately 83% and 88% of our products were exported to the U.S. in fiscal 2019 and 2018, respectively.

The table below presents our revenues for fiscal years 2018 and 2019 by geographic area.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Years Ended March 31,
	2019		2018		Year over Year
Region	Amount	%	Amount	%	Amount	%
United States	$70,093	83%	$61,239	88%	$8,854	14%
Jordan	13,693	16%	7,268	11%	6,425	88%
Others	1,198	1%	789	1%	409	52%
Total	$84,984	100%	$69,296	100%	$15,688	23%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without duty imposed, pursuant to the U.S. Customs and Border Protection Jordan Free Trade Treaty entered into in December 2001. This treaty provides substantial competitiveness and benefit for us to expand the Group’s garment export business in the U.S. Our sales to the U.S. increased by approximately 14% in fiscal 2019 compared to fiscal 2018. According to the Major Shippers Report issued by the Office of Textiles and Apparel under the U.S. Department of Commerce, U.S. apparel import from Jordan increased by approximately 13.33% from $1.38 billion in the fiscal year ended March 31, 2018 to approximately $1.56 billion in the fiscal year ended March 31, 2019. The Group’s sales growth ratio has been exceeding the industrial average growth ratio, and the Group expects it still has plenty of room to expand our garment export business in the U.S., as Jerash accounts for only approximately 5.0% of the total Jordanian garment exports to the U.S., according to data from the Major Shippers Report issued by the U.S. Department of Commerce.

Cost of goods sold. Following the growth in sales revenue, our cost of goods sold increased by approximately $14.9 million or 29%, to approximately $66.2 million in fiscal 2019 from approximately $51.3 million in fiscal 2018. As a percentage of revenues, the cost of goods sold increased by approximately 4% to 78% in fiscal 2019 from 74% in fiscal 2018. The increase in cost of goods sold as a percentage of revenues was primarily attributable to lower priced contract orders compared to fiscal 2018, sample orders for customers and lower profit margin orders intended to seize market share in warm weather products. For the fiscal year ended March 31, 2019, the Company purchased approximately 19%, 12% and 11% of its raw materials from three major suppliers. For the fiscal year ended March 31, 2018 the company purchased approximately 43% and 18% of its raw materials from two major suppliers.

Gross profit margin. Gross profit margin was approximately 22% in fiscal 2019, which decreased by approximately 4% from 26% in fiscal 2018. The decrease in gross profit margin was primarily driven by the higher proportion of the lower priced contract orders compared to fiscal 2018, sample orders for customers and lower profit margin orders intended to seize market share in warm weather products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 103% from approximately $6.1 million in fiscal 2018 to approximately $12.4 million in fiscal 2019. The increase was mainly attributable to share-based compensation expense of $3.6 million recognized for stock options issued in fiscal 2019, legal and professional expense in relation to the Company’s listing on the Nasdaq such as listing fees, compliance costs, investor relations expenses and expenses incurred for the expansion of business including gaining new customers and expanding our production capacity.

Other income / (expense), net. Other income, net was approximately $23,000 in fiscal 2019 and there was other expense, net of approximately $32,000 in fiscal 2018. The net gain in fiscal 2019 mainly resulted from the impact of variable exchange rates.

Net income before taxation. Net income before taxation for the year ended March 31, 2019 decreased by approximately 46% from approximately $11.8 million to approximately $6.4 million. The decrease was mainly attributable to the increase in selling, administrative and general expenses including share-based compensation expense of approximately $3.6 million, increase in legal and professional fees in relation to the Company’s listing on Nasdaq, and the expenses incurred in developing new customers and expanding our production capacity. Decreased gross profit margin, as discussed in cost of goods sold and gross profit margin above, were also a significant driver in the reduction in net income before taxation.

U.S. taxation. On December 22, 2017, the United States enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Under the provisions of the Tax Act, the U.S. corporate tax rate decreased from 35% to 21%. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries. Future foreign earnings are subject to U.S. taxation under the new GILTI regime.

 In accordance with the requirements of Staff Accounting Bulletin 118, the Company has completed its accounting for the Act, as discussed below. During the third quarter of fiscal 2019, we completed our accounting for the impact of the transition tax with the finalization of our fiscal year 2018 tax returns, and we determined that the transition tax liability was approximately $1.7 million. Of this amount, $0.2 million was paid during the 2019 fiscal year, $0.1 million is payable within the 2020 fiscal year, and the remaining $1.4 million is payable in years after the 2020 fiscal year. Furthermore, as discussed in the Company’s third quarter financial statements, we evaluated the impacts of the GILTI provisions of the Tax Act and the application of Accounting Standards Codification 740, Income Taxes. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). We have selected the period cost method as our accounting policy with respect to the new GILTI tax rules, and therefore we have considered the taxes resulting from GILTI as a current-period expense for the 2019 fiscal year.

Jordan taxation. Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are subject to the regulations of Income Tax Department in Jordan. The corporate income tax rate is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments' export sales to overseas customers are entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption was extended for 5 years to December 31, 2018. Effective January 1, 2019, in accordance to Development Zone law, Jerash Garments and its subsidiaries began paying corporate income tax in Jordan at a rate of 5%. For the year ended March 31, 2019, Jordan income tax was $40,260.

Jerash Garments and its subsidiaries are subject to local sales tax of 16%. However, Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption was extended to February 15, 2020 and the Company intends to apply to extend the exemption before the expiration date.

Hong Kong taxation. Treasure Success is registered in Hong Kong with an income tax rate of 8.25% on assessable profits up to HK$2,000,000 and 16.5% on any part of assessable profits over HK$2,000,000. Treasure Success incurred no income tax expense for fiscal 2019 and 2018 due to its operating loss. In accordance with tax legislation in Hong Kong, the accumulated loss can be used to offset future profit for income tax purposes.

Net income. Net income for the year ended March 31, 2019 of approximately $5.1 million decreased by approximately 51% from approximately $10.4 million for the year ended March 31, 2018. The decrease was mainly attributable to the increase in selling, administrative and general expenses including share-based compensation expense of approximately $3.6 million, increases in legal and professional fees relating to the Company’s listing on Nasdaq, and the expenses incurred in developing new customers and expanding our production capacity. Decreased gross profit margin, as discussed in cost of goods sold and gross profit margin above, were also a significant driver in the reduction in net income.

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

As of March 31, 2019, we had cash of approximately $27.2 million and restricted cash of approximately $0.7 million compared to cash of approximately $8.6 million and restricted cash of approximately $3.6 million as of March 31, 2018, which was mainly the security deposit for obtaining the credit facilities from HSBC.

Our current assets as of March 31, 2019 were approximately $55.4 million, and our current liabilities were approximately $7.6 million, which resulted in a current ratio of approximately 7.3:1. Our current assets as of March 31, 2018 were approximately $36.9 million, and our current liabilities were approximately $7.9 million, which resulted in a current ratio of approximately 4.7:1. Total equity as of March 31, 2019 and 2018 was approximately $50.3 million and 34.1 million, respectively.

We had net working capital of $47.8 million and $28.9 million as of March 31, 2019 and 2018, respectively. Based on the Group’s current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date this document is filed.

We have funded our working capital needs from operations. The Group’s working capital requirements are influenced by the level of the Group’s operations, the numerical and dollar volume of the Group’s sales contracts, the progress of execution on the Group’s customer contracts, and the timing of accounts receivable collections.

Credit Facilities

HSBC Facility

On May 29, 2017, the Group’s wholly owned subsidiary, Treasure Success, entered into a facility letter (“2017 Facility Letter”) with Hong Kong and Shanghai Banking Corporation (“HSBC”) to provide credit to the Group, which was later amended by an offer letter between HSBC, Treasure Success and Jerash Garments dated June 19, 2018 (“2018 Facility Letter,” and together with the 2017 Facility Letter, the “HSBC Facility”). The 2018 Facility Letter, which became effective on January 22, 2019, served to extend the term of the 2017 Facility Letter with some changes to the collateral for the HSBC Facility. Under the terms of the HSBC Facility, the Group has a total credit limit of $8,000,000. The 2018 Facility Letter extends the HSBC Facility through May 1, 2019, and the Group anticipates amending the HSBC Facility to extend the term of the facility with substantially similar terms and that the Group will continue to be able to use the borrowings under the HSBC facility through any negotiation period. The HSBC Facility currently provides us with various credit facilities for importing and settling payment for goods purchased from the Group’s suppliers. The available credit facilities as described in greater detail below includes an import facility, import facilities with loan against import, trust receipts, clean import loan, and advances to us against purchase orders. HSBC charges an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to the release of goods immediately on the Group’s documentary credit. LIBOR was 2.56% and HIBOR was 1.75% at March 31, 2019.

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

Previously, the HSBC the Facility was collateralized by the guarantees of us, Jerash Garments, Treasure Success and the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun. Jerash Garments is also required to maintain an account at HSBC for receiving payments from VF Sourcing Asia S.A.R.L. and its related companies. In addition, to secure the Facility Letter, the Group had granted HSBC a charge of $3,000,000 over the Company’s deposits. This charge was accounted for as restricted cash in our balance sheet at March 31, 2018. Following the effectiveness of the 2018 Facility Letter, the security collateral of $3,000,000 was released. The Group anticipates that the personal guarantees of Mr. Choi and Mr. Ng will be released during calendar year 2019.

The HSBC Facility is subject to review at any time. HSBC has discretion on whether to renew the HSBC Facility prior to expiration and the Group is currently negotiating an extension of the Facility Letter on similar terms. As of March 31, 2019, $274,980 was outstanding under the Facility Letter. Borrowings under the Facility Letter are due within 120 days of each borrowing date or upon demand by HSBC.

HSBC Factoring Agreement

On June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting / Factoring Agreement and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to the Group’s accounts receivables. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter - Invoice Discounting / Factoring Agreement with HSBC (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement”), which amends the 2017 Factoring Agreement. The HSBC Factoring Agreement is effective through May 1, 2019. The Group anticipates amending the HSBC Factoring Agreement to extend the term of the facility with substantially similar terms and that the Group will continue to be able to use the borrowings under the HSBC Factoring Agreement through any negotiation period. Under the current terms of the HSBC Factoring Agreement, the Group may borrow up to $12,000,000. In exchange for advances on eligible invoices from HSBC for the Group’s approved customers, HSBC charges a fee to advance such payments at a discounting charge of 1.5% per annum over 2-month LIBOR or HIBOR, as applicable. Such fee accrues on a daily basis on the amount of funds in use. HSBC has final determination of the percentage amount available for prepayment from each of the Group’s approved customers. The Group may not prepay an amount from a customer in excess of 85% of the funds available for borrowing. As of March 31, 2019, $85,421 was outstanding under the Factoring Agreement.

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

The advances made by HSBC are collateralized by the guarantees of us, Jerash Garments, Treasure Success and the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun. If the Group fails to pay any sum due to HSBC, HSBC may charge a default interest at the rate of 8.5% per annum over the best lending rate quoted by HSBC on such defaulted amount. In addition, to secure the Factoring Agreement, the Group had granted HSBC a charge of $3,000,000 over the Group’s deposits. Following the effectiveness of the 2018 Factoring Agreement, the security collateral of $3,000,000 was released as of January 22, 2019. The Group anticipates that the personal guarantees of Mr. Choi and Mr. Ng will be released during calendar year 2019.

The HSBC Factoring Agreement is subject to the review by HSBC at any time and HSBC has discretion on whether to renew the HSBC Factoring Agreement. Either party may terminate the agreement subject to a 30-day notice period.

SCBHK Facility Letter

Pursuant to the SCBHK facility letter dated June 15, 2018 and issued to Treasure Success International Limited by SCBHK, on January 31, 2019, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. The Company was informed by SCBHK on January 31, 2019 that the SCBHK facility has been activated. As of March 31, 2019, there was an outstanding amount of $288,310 in import invoice financing.

Years ended March 31, 2019 and 2018

The following table sets forth a summary of the Group’s cash flows for the fiscal years ended March 31, 2018 and 2019.

(All amounts in thousands of U.S. dollars)

	2019	2018
Net cash provided by operating activities	$9,775	$5,163
Net cash used in investing activities	(1,601)	(541)
Net cash provided by financing activities	7,466	3,446
Effect of exchange rate changes on cash	(2)	(5)
Net increase in cash	15,638	8,063
Cash and restricted cash, beginning of year	12,196	4,133
Cash and restricted cash, end of year	$27,834	$12,196

Non-cash financing activities
Warrants issued to underwriters in connection with the IPO in fiscal 2019 and to placement agent in connection with the private placement in fiscal 2018	$161	$162
Prepaid stock issuance cost netted with proceeds from the IPO in fiscal 2019 and private placement in 2018	$308	$239

Operating Activities

Net cash provided by operating activities was approximately $9.8 million in fiscal 2019, compared to net cash provided by operating activities of approximately $5.2 million in fiscal 2018. The increase in net cash provided by operating activities was primarily attributable to the following factors:

•	Accounts payable decreased by approximately $1.4 million in fiscal 2019, compared to a decrease of accounts payable of approximately $5.5 million in fiscal 2018, due to improvement on credit terms of certain suppliers.

•

Accounts receivable decreased by approximately $1.2 million in fiscal 2019, compared to an increase of approximately $2.5 million in fiscal 2018, due to higher proportion of contract orders in the fourth quarter of 2019 which normally are settled within 30 days.

 Investing Activities

Net cash used in investing activities was approximately $1.6 million and $0.5 million for the years ended March 31, 2019 and 2018, respectively. The increase in net cash used in investing activities was mainly attributable to a deposit relating to the Paramount acquisition, as further discussed in Item 2. Properties above.

Financing Activities

Net cash provided by financing activities was approximately $7.5 million for the year ended March 31, 2019 compared to $3.4 million in fiscal 2018. The cash inflow resulted from the net effect of the net proceeds from the initial public offering (“IPO”) of the Company’s stock on Nasdaq of approximately $8.9 million, and $1.1 million of dividend paid, and $0.3 million, net, for repaying short-term loans under the HSBC Facility Letter and processing import invoice financing under the SBCHK facility.

Non-cash Financing Activities

The Group had non-cash financing activities related to the IPO in fiscal 2019. Expense recognized for warrants issued to the underwriters in connection with the IPO was $160,732. There was also a prepaid stock issuance cost of $308,179 netted with proceeds from the IPO.

There was an aggregate of non-cash financing activities of $401,031 in connection with the private placement in fiscal 2018.

Statutory Reserves

In accordance with the Corporate Law in Jordan, Jerash Holdings’ subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. The statutory reserve was $71,699 and $212,739 in fiscal 2018 and 2019, respectively.

The following table provides the amount of the Group’s statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of March 31, 2018 and 2019.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of March 31,
	2019	2018
Statutory Reserves	$213	$72
Total Restricted Net Assets	$213	$72
Consolidated Net Assets	$50,262	$34,057
Restricted Net Assets as Percentage of Consolidated Net Assets	0.42%	0.21%

Total restricted net assets accounted for approximately 0.42% of the Group’s consolidated net assets as of March 31, 2019. As the Group’s subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, it has reached the maximum amount. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $0.8 million and $0.9 million in fiscal 2019 and 2018, respectively, for purchases of equipment in connection with our business activities and to increase capacity. Additions in plant and machinery amounted to approximately $0.6 million and $0.6 million in fiscal 2019 and 2018, respectively, and additions to leasehold improvements amounted to approximately $0.1 million and $0.2 million in fiscal 2019 and 2018, respectively.

In 2015, we commenced a project to build a 4,800 square foot workshop in the Tafilah Governorate of Jordan, which was initially intended to be used as a sewing workshop for Jerash Garments, has been changed to become a dormitory. This dormitory is expected to be operational in September 2019 and is expected to house workers for the 54,000 square foot workshop in Al-Hasa County.

In 2018, the Group commenced another project to build a 54,000 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed in September 2019. Provided that we satisfy certain employment requirements over certain time periods, we do not anticipate incurring any significant costs for the project, which is being constructed in conjunction with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. In the event we breach our agreement with these government agencies, we will have to pay such agencies JOD250,000 or $353,000. See Item 2. Properties above for more information regarding this workshop.

On December 11, 2018, the Company entered into an agreement through Jerash Garments to acquire all of the stock of Paramount, an existing garment manufacturing business, in order to operate its fourth manufacturing facility in Al Tajamouat Industrial City in Amman, Jordan. The Group paid approximately $980,000 as of the closing date of the transaction on June 18, 2019.

The Group projected that there will be an aggregate of approximately $15 million of capital expenditures in both the fiscal years ending March 31, 2020 and 2021 for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. The Group has used cash generated from our subsidiaries’ operations to fund our capital commitments in the past and anticipate using such funds and proceeds received from our IPO to fund capital expenditure commitments in the future.

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

For Management’s Discussion and Analysis of the fiscal years ended March 31, 2018 and 2017, please see our Annual Report on Form 10-K for the year ended March 31, 2018, filed with the SEC on June 28, 2018.

Critical Accounting Policies

We prepare our financial statements in conformity with U.S. GAAP, which require us to make judgments, estimates and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past two years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

We believe that certain accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The policies that we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations are summarized in Note 2– Summary of Significant Accounting Policies in the notes to our audited financial statements.

Recent Accounting Pronouncements

See Note 3 – Recent Accounting Pronouncements in the notes to our audited financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Jerash Holdings (US), Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jerash Holdings (US), Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
June 28, 2019

JERASH HOLDINGS (US), INC.,
SUBSIDIARIES AND AFFILIATE

CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	2018

ASSETS
Current Assets:
Cash	$27,182,158	$8,597,830
Accounts receivable	4,020,369	5,247,090
Accounts receivable- related party	-	50,027
Inventories	21,074,243	20,293,392
Prepaid expenses and other current assets	2,630,727	1,533,868
Advance to suppliers	443,395	1,128,079
Total Current Assets	55,350,892	36,850,286

Restricted cash	652,310	3,598,280
Long-term deposits	810,172	-
Deferred tax assets	81,461	-
Property, plant and equipment, net	2,356,262	2,819,715
Total Assets	$59,251,097	$43,268,281

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$648,711	$980,195
Accounts payable	3,378,258	4,776,812
Accrued expenses	1,539,147	1,175,427
Income tax payable	1,164,238	112,000
Other payables	855,527	878,987
Total Current Liabilities	7,585,881	7,923,421

Income tax payable - non-current	1,403,087	1,288,000
Total Liabilities	8,988,968	9,211,421

Commitments and Contingencies (See Note 13)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 and 15,000,000 shares authorized; 11,325,000 shares and 9,895,000 shares issued and outstanding as of March 31, 2019 and March 31, 2018, respectively.	11,325	9,895
Additional paid-in capital	14,956,767	2,742,158
Statutory reserve	212,739	71,699
Retained earnings	34,786,735	30,948,006
Accumulated other comprehensive loss	(14,440)	(24,502)
Total Jerash Holdings (US), Inc.'s Shareholders' Equity	49,953,126	33,747,256

Noncontrolling interest	309,003	309,604
Total Equity	50,262,129	34,056,860

Total Liabilities and Equity	$59,251,097	$43,268,281

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,
SUBSIDIARIES AND AFFILIATE

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended March 31,
	2019	2018

Revenue, net	$84,983,661	$69,295,698
Cost of goods sold	66,206,652	51,342,020
Gross Profit	18,777,009	17,953,678

Selling, general and administrative expenses	8,834,547	6,002,452
Share-based compensation expenses	3,593,888	116,578
Total Operating Expenses	12,428,435	6,119,030

Income from Operations	6,348,574	11,834,648

Other Income / (Expense):
Other income / (expense), net	23,802	(31,369)
Total other income / (expense), net	23,802	(31,369)

Net Income before provision for income taxes	6,372,376	11,803,279

Income tax expense	1,260,861	1,400,000

Net Income	5,111,515	10,403,279

Net loss attributable to noncontrolling interest	754	6,838
Net income attributable to Jerash Holdings (US), Inc.'s
Common Shareholders	$5,112,269	$10,410,117

Net Income	$5,111,515	$10,403,279
Other Comprehensive Income / (Loss):
Foreign currency translation gain / (loss)	10,215	(16,262)
Total Comprehensive Income	5,121,730	10,387,017
Comprehensive loss attributable to noncontrolling interest	601	6,993
Comprehensive Income Attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$5,122,331	$10,394,010

Earnings Per Share Attributable to Common Shareholders:
Basic	$0.46	$1.07
Diluted	$0.45	$1.07

Weighted Average Number of Shares
Basic	11,199,630	9,735,651
Diluted	11,330,310	9,735,651

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC., SUBSIDIARIES AND AFFILIATE

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED MARCH 31, 2019

					Additional			Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income (Loss)	Interest	Equity
Balance at March 31, 2017	-	$-	8,787,500	$8,788	$1,091,212	$71,699	$20,537,889	$(8,395)	$316,597	$22,017,790
Reverse recapitalization	-	-	712,500	712	288	-	-	-	-	1,000
Private placement – common stock and warrants issued, net of stock issuance costs of $444,475	-	-	395,000	395	1,534,080	-	-	-	-	1,534,475
Stock-based compensation expense for the warrant issued to the board observer.		-	-	-	116,578	-	-	-	-	116,578
Net income (loss)	-	-	-	-	-	-	10,410,117	-	(6,838)	10,403,279
Foreign currency translation loss	-	-	-	-	-	-	-	(16,107)	(155)	(16,262)

Balance at March 31, 2018	-	-	9,895,000	9,895	2,742,158	71,699	30,948,006	(24,502)	309,604	34,056,860

Common stock issued net of stock issuance costs of $1,387,879	-	-	1,430,000	1,430	8,620,691	-	-	-	-	8,622,121
Share-based compensation expense for the stock options issued under stock incentive plan.	-	-	-	-	3,593,888	-	-	-	-	3,593,888
Warrants issued to the underwriter	-	-	-	-	30	-	-	-	-	30
Net income (loss)	-	-	-	-	-	-	5,112,269	-	(754)	5,111,515
Dividend distribution	-	-	-	-	-	-	(1,132,500)	-	-	(1,132,500)
Statutory reserve	-	-	-	-	-	141,040	(141,040)	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	10,062	153	10,215

Balance at March 31, 2019	-	$-	11,325,000	$11,325	$14,956,767	$212,739	$34,786,735	$(14,440)	$309,003	$50,262,129

The accompanying Notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,111,515	$10,403,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,255,820	1,216,973
Share-based compensation expense	3,593,888	116,578
Changes in operating assets:
Accounts receivable	1,229,239	(2,472,680)
Account receivable - related party	50,047	2,293,190
Inventories	(770,720)	(1,151,531)
Prepaid expenses and other current assets	(1,404,198)	(470,441)
Advances to suppliers	685,197	(1,128,320)
Deferred tax assets	(81,461)	-
Changes in operating liabilities:
Accounts payable	(1,400,533)	(5,472,312)
Accrued expenses	363,037	711,332
Other payables	(23,888)	(282,472)
Income tax payable	1,167,322	1,400,000
Net cash provided by operating activities	9,775,265	5,163,596

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(791,001)	(877,944)
Acquisition deposit	(380,000)	-
Long-term deposits	(430,113)	-
Due from related party	-	336,746
Net cash used in investing activities	(1,601,114)	(541,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distribution	(1,132,500)	-
Proceeds (repay) from short-term loan	(331,876)	980,403
Due from shareholders	-	692,500
Net proceeds from issuance of common stock	8,930,300	-
Warrants issued to the underwriter	30	-
Net proceeds from private placement	-	1,772,845
Net cash provided by financing activities	7,465,954	3,445,748

EFFECT OF EXCHANGE RATES CHANGES ON CASH	(1,747)	(4,797)

NET INCREASE IN CASH	15,638,358	8,063,349

CASH, AND RESTRICTED CASH, BEGINNING OF THE YEAR	12,196,110	4,132,761

CASH, AND RESTRICTED CASH, END OF THE YEAR	$27,834,468	$12,196,110

CASH, AND RESTRICTED CASH, END OF THE YEAR	27,834,468	12,196,110
LESS: NON-CURRENT RESTRICTED CASH	652,310	3,598,280
CASH, END OF PERIOD	$27,182,158	$8,597,830

Supplemental disclosure information:
Cash paid for income tax	$175,000	$-
Cash paid for interest	$90,867	$27,292

Non-cash financing activities:
Warrants issued to underwriters in connection with the IPO in fiscal 2019 and placement agent in connection with the private placement in fiscal 2018	$160,732	$161,926
Prepaid stock issuance cost netted with proceeds from the IPO in fiscal 2019 and the private placement in fiscal 2018	$308,179	$239,105

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

Global Trend Investment Limited (“GTI”) was a limited company that was incorporated in the British Virgin Islands (“BVI”) on July 5, 2000 and was owned by two individuals and a BVI corporation, Merlotte Enterprise Limited, which was wholly owned by the Chairman of the Board of Jerash Holdings and Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”). Previously, GTI was wholly-owned by Wealth Choice Limited (“WCL”), a BVI corporation, and the Chairman of the Board of Jerash Holdings was also one of the beneficial owners of WCL and its subsidiaries. In September 2016, WCL transferred its ownership in GTI and its subsidiaries to Merlotte Enterprise Limited and an individual shareholder, and in October 2016, the individual shareholder transferred approximately 22% of its shares to another individual shareholder.

Jerash Garments is a wholly owned subsidiary of Jerash Holdings and was the wholly owned subsidiary of GTI prior to the Merger described below. Jerash Garments was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”) as a limited liability company on November 26, 2000 with declared capital of 50,000 Jordanian Dinar (“JOD”) (approximately US$70,500). In February 2019, the Company increased its declared capital to JOD 150,000 (approximately US$212,000).

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Although Jerash Garments does not own the equity interest of Victory Apparel, our president, chief executive officer, chairman and significant shareholder, Mr. Choi, is also a director of Victory Apparel and controls all decision-making for Victory Apparel along with our other significant shareholder, Mr. Lee Kian Tjiauw, who have the ability to control Victory Apparel’s financial affairs. In addition, Victory Apparel's equity at risk is not sufficient to permit it to operate without additional subordinated financial support from Mr. Choi. Based on these facts, we concluded that Jerash Garments has effective control over Victory Apparel due to Mr. Choi’s roles at both organizations and therefore Victory Apparel is considered a Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”) 810-10-05-08A. Accordingly, Jerash Garments consolidates Victory Apparel’s operating results, assets and liabilities.

Treasure Success International Limited (“Treasure Success”) was incorporated on July 5, 2016 in Hong Kong, China, whose 100% equity interest is registered under the name of the Chairman of the Board of Jerash Holdings, with the primary purpose to employ staff from China to support Jerash Garments' operations. On October 31, 2016, the Chairman of the Board of Jerash Holdings transferred his 100% equity interest of Treasure Success to GTI. Treasure Success was inactive until October 2016. Treasure Success was consolidated as a VIE before October 31, 2016. The transfer was accounted for as a transfer between entities under common control.

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

Jerash Holdings, its subsidiaries and VIE (herein collectively referred to as the “Company” are engaged in manufacturing customized ready-made outerwear from knitted fabric and exporting produced apparel for large brand-name retailers. The Company is diversifying the range of products to include additional pieces such as trousers and urban styling outerwear and different types of natural and synthetic materials and is also expanding its workforce in Jordan with workers from other countries, including Bangladesh, Sri Lanka, India, Myanmar and Nepal.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the financial statements of Jerash Holdings and its subsidiaries and VIE. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As described in Note 1, management of the Company has concluded that Victory Apparel is a VIE, and that Jerash Garments is considered the primary beneficiary because it absorbs the risks and rewards of Victory Apparel; therefore, Jerash Holdings consolidates Victory Apparel for financial reporting purposes. Noncontrolling interests result from the consolidation of Victory Apparel, which is 100% owned by WCL.

The following table sets forth the carrying amounts of the assets and liabilities of the VIE, Victory Apparel, which was included in the Company’s consolidated balance sheets:

	March 31, 2019	March 31, 2018
Current assets	$1,316	$2,069
Intercompany receivables*	307,687	311,527
Total assets	309,003	313,596

Third party current liabilities	-	(3,992)
Total liabilities	-	(3,992)
Net assets	$309,003	$309,604

* Receivables from Jerash Garments are eliminated upon consolidation.

Victory Apparel did not generate any income but incurred certain expenses for both years ended March 31, 2019 and 2018. The loss was $754 and $6,838 for the fiscal years ended March 31, 2019 and 2018, respectively.

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

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of March 31, 2019, and 2018, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of cash used as security deposits to obtain credit facilities from a bank and to secure customs clearance under the requirements of local regulations. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These security deposits at the bank are refundable only when the bank facilities are terminated. The restricted cash is classified as a non-current asset since the Company has no intention to terminate these bank facilities within one year.

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing for a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of March 31, 2019 and 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the years ended March 31, 2019 and 2018.

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

The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that could result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material change to the Company’s consolidated financial statements upon adoption of ASC 606.

The table below presents the impact of applying the new revenue recognition standard to the components of total revenue within the consolidated statement of income and comprehensive income for the year ended March 31, 2019. The Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and concluded that there was no difference in the pattern of revenue recognition:

		Year Ended
		March 31, 2019
	As reported	Financial Results prior to Adoption of Revenue Recognition Standard	Impact of Adoption of Revenue Recognition Standard
Revenue:	$84,983,661	$84,983,661	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company's historical experience, complete satisfaction of the performance obligation, and the Company's best judgment at the time the estimate is made.

The contract assets are recorded on the Consolidated Balance Sheet as accounts receivable as of March 31, 2019 and March 31, 2018, respectively. For the year ended March 31, 2019 and 2018, there was no revenue recognized from performance obligations related to prior periods. As of March 31, 2019, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see Note 12).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenues. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $692,794 and $611,481 for the years ended March 31, 2019 and 2018, respectively.

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings was incorporated in the State of Delaware and is subject to Federal income tax in the United States of America. GTI was incorporated in the BVI and is not subject to income taxes under the current laws of BVI. Treasure Success was registered in Hong Kong and has no operating profit for current tax liabilities. Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are subject to income tax in Jordan, unless an exemption is granted. The corporate income tax rate is 14% for the businesses classified within the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments' export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption had been extended for five years until December 31, 2018. Effective January 1, 2019, the Hashemite Kingdom of Jordan government changed some features of its tax incentive programs and Jerash Garments and its subsidiaries are now qualified for incentives applicable to a Development Zone, a change from the previous incentive program relating to Qualifying Industrial Zone (QIZ). In accordance with Development Zone law, Jerash Garments and its subsidiaries are subject to corporate income tax in Jordan at a rate of 5%.

Jerash Garments and its subsidiaries are subject to local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption has been extended to February 15, 2020, and the Company expects to apply to extend the exemption before the expiration date.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Deferred income taxes were immaterial, and accordingly, no deferred tax assets or liabilities were recognized as of March 31, 2019 and 2018.

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. Jordan income tax returns prior to 2015 are not subject to examination by any applicable tax authorities. No significant uncertainty in tax positions relating to income taxes have been incurred during the years ended March 31, 2019 and 2018.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation under the new Global Intangible Low-Taxed Income (GILTI) regime. Please see further discussion regarding the Company’s accounting for the Tax Act in Note 14.

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

	March 31, 2019	March 31, 2018
Period-end spot rate	US$1=JOD 0.7090	US$1=JOD 0.7094
	US$1=HKD 7.8500	US$1=HKD 7.8490
Average rate	US$1=JOD 0.7091	US$1=JOD 0.7092
	US$1=HKD 7.8420	US$1=HKD 7.8091

Share-based Compensation

The Company measures compensation expense for share-based awards to non-employee contractors and directors based upon the awards’ initial grant-date fair value. The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method. The fair value of awards to non-employees is then marked-to-market each reporting period until vesting criteria are met.

The Company estimates the fair value of stock options using a Black-Scholes model. This model is affected by the Company's stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free rates of return, the expected volatility of the Company's common stock, and expected dividend yield, each of which is more fully described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation (Continued)

•	Expected Term: the expected term of a warrant is the period of time that the warrant is expected to be outstanding.

•	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issued with an equivalent term to the share-based award being valued. Where the expected term of a share-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company uses the nearest interest rate from the available maturities.

•	Expected Stock Price Volatility: the Company utilizes comparable public company volatility over the same period of time as the life of the warrant.

•	Dividend Yield: Until November 2018, the Board of Directors had not declared, and the Company had not yet paid, any dividends. Accordingly, share-based compensation awards granted prior to November 2018 assumed no dividend yield, while any subsequent share-based compensation awards will be valued using the anticipated dividend yield.

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD to U.S. dollar is reported in other comprehensive income (loss) in the consolidated statements of income and comprehensive income.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, due from related parties, due from shareholders, accounts payable, accrued expenses, other payables and short-term loan to approximate the fair value of the respective assets and liabilities at March 31, 2019 and 2018 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2019, and 2018, respectively, $7,121,161 and $4,793,527 of the Company’s cash were on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of March 31, 2019, and 2018, respectively, $20,614,581 and $7,400,111 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of March 31, 2019, and 2018, respectively, $98,726 and $2,472 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company's assessment of its customers' creditworthiness and its ongoing monitoring of outstanding balances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations and Credit Risk (Continued)

Customer and vendor concentration risk

Prior to August 2016, substantially all of the Company’s sales were made to end-customers, through its affiliate (see Note 9), that are located primarily in the United States (see Note 12). Thereafter, the Company began selling directly to its customers. The Company’s operating results could be adversely affected by the U.S. government’s policy on exporting business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenues and purchases with specific customers and suppliers. For the each of the fiscal years ended March 31, 2019 and 2018, one end-customer accounted for 79% of total revenue. Including accounts receivable balances through the Company’s affiliates, as of March 31, 2019, one end-customer accounted for 96% of the total accounts receivable balance. As of March 31, 2018, two end-customers separately accounted for 57% and 22% of the total accounts receivable balance

For the fiscal year ended March 31, 2019, the Company purchased approximately 19%, 12% and 11% of its raw materials from three major suppliers. For the fiscal year ended March 31, 2018 the company purchased approximately 43% and 18% of its raw materials from two major suppliers. As of March 31, 2019, accounts payable to three major suppliers separately accounted for 40%, 20% and 14% of the total accounts payable balance. As of March 31, 2018, there was a net prepaid balance to one major supplier totaling $874,591.

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

On April 1, 2018, we adopted ASU 2016-18, Restricted Cash – A Consensus of the FASB Emerging Issues Task Force, (“ASU 2016-18”), which amends ASC 230, Statement of Cash Flows, to clarify guidance on the classification and presentation of restricted cash in the statement of cash flows using the full retrospective method. Adoption of this standard did not have a material impact on our consolidated financial statements. See our consolidated statements of cash flows for the reconciliation of cash presented in the statements of cash flows to the cash presented on the balance sheet.

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

In February 2016, the FASB issued ASU 2018-20, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing leases assets and lease liabilities on the balance sheet and disclosing key information about lease transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company expects to adopt this standard in the first quarter of the fiscal year ending March 31, 2020.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s net accounts receivable is as follows:

	As of	As of
	March 31, 2019	March 31, 2018
Trade accounts receivable	$4,020,369	$5,247,090
Less: allowances for doubtful accounts	-	-
Accounts receivable	$4,020,369	$5,247,090

As of March 31, 2019, and March 31, 2018 the balance of accounts receivable includes $3 and $470,659, respectively, of factored accounts receivable to be received from Hong Kong and Shanghai Banking Corporation (“HSBC”) under the Factoring Agreement (see Note 10).

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	March 31, 2019	March 31, 2018
Raw materials	$11,601,262	$11,497,237
Work-in-progress	1,889,329	2,073,509
Finished goods	7,583,652	6,722,646
Total inventory	$21,074,243	$20,293,392

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of March 31, 2019	As of March 31, 2018
Land	$61,078	$61,048
Property and buildings	432,562	432,347
Equipment and machinery	5,560,265	4,918,270
Office and electric equipment	550,738	505,356
Automobiles	367,332	372,084
Leasehold improvements	1,652,038	1,552,108
Subtotal	8,624,013	7,841,213
Construction in progress	200,042	217,494
Less: Accumulated Depreciation and Amortization	(6,467,793)	(5,238,992)
Property and Equipment, Net	$2,356,262	$2,819,715

Depreciation and amortization expense was $1,255,820 and $1,216,973 for the fiscal years ended March 31, 2019 and 2018, respectively.

The construction in progress account represents costs incurred for constructing a dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet, located in the Tafilah Governorate of Jordan, and is expected to be completed in September 2019.

NOTE 7 – EQUITY

Preferred Stock

The Company has 500,000 authorized shares of preferred stock with a par value of $0.001 per share, and with none issued and outstanding as of March 31, 2019 and March 31, 2018. The preferred stock can be issued by the Board of Directors of Jerash Holdings in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

Prior to September 17, 2018, the Company had 15,000,000 authorized shares of common stock with a par value of $0.001 per share. On September 17, 2018, following approval from its stockholders, the Company filed a certificate of amendment to its certificate of incorporation with the State of Delaware to increase its authorized shares of common stock from 15,000,000 to 30,000,000. The Company had 11,325,000 shares and 9,895,000 shares of common stock outstanding as of March 31, 2019 and March 31, 2018, respectively.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As of both March 31, 2019 and 2018, the consolidated balance of the statutory reserve was $212,739 and $71,699, respectively.

Dividends

On November 1, 2018, the Board of Directors of Jerash Holdings declared a cash dividend of $0.05 per share of common stock, payable to shareholders of record at the close of business on November 19, 2018. The dividend, equal to $566,250 in the aggregate, was paid on November 27, 2018.

On February 7, 2019, the Board of Directors of Jerash Holdings declared a cash dividend of $0.05 per share of common stock, payable to shareholders of record at the close of business on February 19, 2019. The dividend, equal to $566,250 in the aggregate, was paid on February 27, 2019.

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

NOTE 8 – SHARE- BASED COMPENSATION

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

NOTE 8 – SHARE- BASED COMPENSATION (Continued)

Warrants issued for services (Continued)

During the year ended March 31, 2019, all of the outstanding warrants were fully vested and exercisable.

The fair value of these warrants was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Common Stock Warrants March 31, 2019
Expected term (in years)	5.0
Risk-free interest rate (%)	1.8-2.8%
Expected volatility (%)	50.3%-52.2%
Dividend yield (%)	0.0%

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding at March 31, 2018	207,210	$5.69
Granted	57,200	$8.75
Exercised	-	-
Cancelled	-	-
Warrants outstanding at March 31, 2019	264,410	$6.35

Stock Options

On March 21, 2018 the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock were reserved for issuance under the Plan. On April 9, 2018, the Board of Directors approved the issuance of 989,500 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years. As of March 31, 2019, all of these outstanding stock options were fully vested and exercisable.

NOTE 8 – SHARE- BASED COMPENSATION (Continued)

Stock Options (Continued)

The fair value of these options granted on April 9, 2018 was estimated as of the grant date using the Black-Scholes model with the following assumptions.

Stock Options March 31, 2019
Expected term (in years)	5.0
Risk-free interest rate (%)	2.6%
Expected volatility (%)	50.3%
Dividend yield (%)	0.0%

On August 3, 2018, the Board of Directors granted the Company’s Chief Financial Officer and Head of U.S. Operations a total of 150,000 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $6.12 per share and a term of ten years. The options vest in three equal six-month installments, with the first two-thirds having vested on August 3, 2018 and February 3, 2019 respectively, the remaining amounts vesting on and August 3, 2019.

The fair value of the options granted on August 3, 2018 was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options March 31, 2019
Expected term (in years)	10.0
Risk-free interest rate (%)	2.95%
Expected volatility (%)	50.3%
Dividend yield (%)	0.0%

Stock option activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Stock options outstanding at March 31, 2018	-	-
Granted	1,139,500	$6.88
Exercised	-	-
Cancelled	-	-
Stock options outstanding at March 31, 2019	1,139,500	$6.88

Total expense related to the stock options issued was $3,593,888 for the year ended March 31, 2019. There were $193,955 of unrecognized compensation costs at March 31, 2019 relating to unvested awards.

NOTE 9 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions
Ford Glory International Limited (“FGIL”)	Affiliate, subsidiary of Ford Glory Holdings (“FGH”)	Sales / Purchases Lease
Value Plus (Macao Commercial Offshore) Limited (“VPMCO”)	Affiliate, subsidiary of FGH	Purchases
Yukwise Limited (“Yukwise”)	Wholly owned by our President, Chief Executive Officer and Chairman, a significant stockholder	Consulting Services
Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Pursuant to the terms of a sale and purchase agreement between one of the Company’s current individual shareholders and Victory City Investments Limited, the ultimate 51% shareholder of FGIL, dated July 13, 2016 (the “Sale and Purchase Agreement”), and effective since August 1, 2016, all rights, interests and benefits of any contracts that FGIL had at that time with any of the Company’s customers for products manufactured or to be manufactured by the Company, together with the costs and obligations relating to those contracts were transferred to the Company. Thereafter, the Company has been selling directly to its end-customers and no longer through its affiliate, FGIL.

Related party balances:

a.	Accounts receivable – related party:

Accounts receivable from related party in connection with the collection of accounts receivable from end-customers on behalf of the Company due to the support arrangement during the transition period as described below (see a. Sales to related party) consisted of the following:

	As of March 31, 2019	As of March 31, 2018
FGIL	$-	$50,027

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

Related party transactions:

a.	Sales to related party:

Pursuant to the Sale and Purchase Agreement, the Company has all rights, interests and benefits of the sales agreements signed with end-customers since August 2016, together with the costs and obligations of those agreements. During the transition period, the Company’s affiliate supported the Company to complete the transition with no additional fees charged. For the year ended March 31, 2019 and March 31, 2018, $0 and $43,997,617 of sales were made with the support from FGIL respectively.

Lease from related party

On October 3, 2018, Treasure Success and FGIL entered into a lease agreement pursuant to which Treasure Success leases its office space in Hong Kong from FGIL by providing for rent in the amount of HK$119,540 (approximately $15,243) per month and having a one-year term with an option to extend the term for an additional year at the same rent.

b.	Consulting agreements

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $300,000 for the year ended March 31, 2019 and $75,000 for the year ended March 31, 2018.

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide a high level of advisory and general management services for $300,000 per annum, with automatic renewal for one-month terms. This agreement became effective as of January 1, 2018. Total advisory and management expenses under this agreement were $300,000 for the year ended March 31, 2019 and $75,000 for year ended March 31, 2018.

c.	Personal Guarantees

Borrowings under the Credit Facility, as defined below, with HSBC are collateralized by the personal guarantees by Mr. Choi and Mr. Ng Tsze Lun.

NOTE 10 – CREDIT FACILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with HSBC (the “2017 Facility Letter”), which was amended pursuant to a letter agreement dated June 19, 2018 (the “2018 Facility Letter”, and together with the 2017 Facility Letter, the “Facility Letter”). In addition, pursuant to an offer letter dated June 5, 2017, which was amended pursuant to a letter agreement dated June 14, 2019, HSBC offered to provide Treasure Success with a $12,000,000 factoring facility for certain debt purchase services related to accounts receivables (the “Factoring Agreement” and, together with the Facility Letter, the “Credit Facilities”). The Credit Facilities are guaranteed by Jerash Holdings, Jerash Garments and Treasure Success, as well as two of the Company’s individual shareholders. In addition, the Credit Facilities required cash and other investment security collateral of $3,000,000. The Credit Facilities provide that drawings under the Credit Facilities are charged interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.5% for drawings in Hong Kong dollars, and the London Interbank Offered Rate (“LIBOR”) plus 1.5% for drawings in other currencies. In addition, the Credit Facilities also contain certain service charges and other commissions and fees. As of January 22, 2019, the security collateral of $3,000,000 has been released.

Under the Factoring Agreement, HSBC also provides credit protection and debt services related to each preapproved customer. For any approved debts or collections assigned to HSBC, HSBC charges a flat fee of 0.35% on the face value of the invoice for such debt or collection. We may assign debtor payments that are to be paid within 90 days, defined as the maximum terms of payment. We may receive advances on invoices that are due within 30 days of the delivery of our goods, defined as the maximum invoicing period.

The Credit Facilities are subject to review at any time, and HSBC has discretion on whether to renew the Facility Letter. Either party may terminate the Factoring Agreement subject to a 30-day notice period.

As of March 31, 2019, and March 31, 2018, the Company had made $360,401 and $980,195 in withdrawals, respectively, under the Credit Facilities, which are due within 120 days of each borrowing date or upon demand by HSBC. As of March 31, 2019, $85,421 was outstanding under the Factoring Agreement and $274,980 outstanding under the Facility Letter.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter, dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of March 31, 2019, the Company had an outstanding amount of $288,310 in import invoice financing.

NOTE 11 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended March 31, 2019 and 2018. 57,200 IPO Underwriter Warrants were anti-dilutive for the year ended March 31, 2019 and excluded from the EPS calculation.

	Year Ended
	March 31,
	(in $000s except share and
	per share information)
	2019	2018
Numerator:
Net income attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$5,112	$10,410

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,199,630	9,735,651
Dilutive securities – unexercised warrants and options	130,680	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,330,310	9,735,651
Basic earnings per share	$0.46	$1.07

Diluted earnings per share	$0.45	$1.07

NOTE 12 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the years ended March 31, 2019 and 2018, outerwear accounted for approximately 88.3% and 89.5% of total revenue. Based on management's assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the years ended March 31, 2019 and 2018, respectively.

	For the years ended
	March 31, 2019	March 31, 2018
United States	$70,092,992	$61,238,605
Jordan	13,693,020	7,267,732
Other countries	1,197,649	789,361
Total	$84,983,661	$69,295,698

All long-lived assets were located in Jordan as of March 31, 2019 and 2018.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Rent Commitment

The Company leases four manufacturing facilities under operating leases. Operating lease expense amounted to $1,528,500 and $1,274,606 for the years ended March 31, 2019 and 2018, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Twelve months ended March 31,
2020	$867,837
2021	242,836
2022	220,657
2023 and thereafter	176,300
Total	$1,507,630

The Company has thirty operating leases for its facilities that require monthly payments ranging between $247 and $15,303. Twenty-five operating leases are renewable on an annual basis.

In addition, in connection with a transaction accounted for as an asset purchase, as further described in Footnote 15 - Subsequent Events of the financial statements, the Company entered into a lease for the primary factory facility and housing accommodations and expects to lease the satellite facility space.

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

NOTE 14 – INCOME TAX

	As of March 31, 2019	As of March 31, 2018
Corporate income tax payable	$2,567,325	$1,400,000

Jerash Garments, Jerash Embroidery, Chinese Garments and Victory Apparel are subject to the regulations of the Income Tax Department in Jordan. The corporate income tax rate is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments' export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption had been extended for 5 years until December 31, 2018. Effective January 1, 2019, the Hashemite Kingdom of Jordan government has changed some features of Jerash Garments and its subsidiaries area to a Development Zone. In accordance with Development Zone law, Jerash Garments and its subsidiaries began paying corporate income tax in Jordan at a rate of 5%. The effect of the tax exemption on the Company’s 2019 fiscal results is a tax savings of approximately $1,623,717, or $0.14 per share.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Under the provisions of the Tax Act, the U.S. corporate tax rate decreased from 35% to 21%. The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation.

While ASC 740, Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment, the SEC staff issued Staff Accounting Bulletin 118, which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company recorded reasonable estimates when possible during the third quarter of the 2018 fiscal year, with the understanding that provisional amounts would be finalized during the measurement period. The Company has completed its accounting for the provisions of the Tax Act as follows:

A.	Transition tax: The Company recorded a provisional amount of $1.4 million in fiscal 2018 related to the transition tax for all of its foreign subsidiaries, resulting in an increase in income tax expense of approximately $1.4 million for the year ended March 31, 2018. The income tax payable attributable to the transition tax is due over an 8-year period and began in 2018. During the third quarter of its 2019 fiscal year, the Company completed its accounting for the impact of the transition tax with the finalization of its fiscal year 2018 tax returns, and we determined that the transition tax liability is approximately $1.7 million. Accordingly, the Company recorded a measurement period adjustment with respect to the transition tax of approximately $0.3 million, which had an impact on our effective income tax rate of approximately 4%.

B.	During the 2019 fiscal year, the Company made a policy election with respect to the new global intangible low-taxed income (“GILTI”) to account for taxes on GILTI as incurred.

NOTE 14 – INCOME TAX (Continued)

The provision for income taxes for the Company’s 2019 and 2018 fiscal years consists of the following:

	3/31/2019	3/31/2018
Domestic and foreign components of income (loss) before income taxes are as follows:
Domestic	$(5,205,168)	$(594,594)
Foreign	11,577,544	12,397,873
Total	$6,372,376	$11,803,279

The provision (benefit) for income taxes consists of:
Current tax:
U.S. federal	$1,302,022	$1,400.000
U.S. state and local	40	-
Foreign	40,260	-
Total Current Tax	1,342,322	1,400,000
Deferred tax:
U.S. federal	(81,461)	-
U.S. state and local	-	-
Foreign	-	-
Total deferred tax	(81,461)	-
Total tax	$1,260,861	$1,400,000
Effective tax rates	19.8%	11.9%

A reconciliation of the effective tax rate is as follows:

	3/31/2019	3/31/2018
Tax at statutory rate	$1,338,199	$3,723,692
State tax, net of federal benefit	40	-
Non-deductible expenses	692,749	36,778
Transition tax	-	1,400,000
Global Intangible Low-Taxed Income	1,381,950	-
Tax Credits	(31,307)	-
Foreign tax rate differential	(2,391,024)	(3,760,470)
Provision to return adjustments	270,254	-
Total	$1,260,861	$1,400,000

The Company’s deferred tax assets and liabilities at March 31, 2019 and March 31, 2018 consist of the following:

Assets	3/31/2019	3/31/2018
Stock based compensation	$81,461	$-
Deferred tax assets, net	$81,461	$-

As of March 31, 2019, the Company has cumulative book-tax basis differences in its foreign subsidiaries of approximately $20.2 million. The Company has not recorded a U.S. deferred tax liability for the book-tax basis in its foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The reversal of this temporary difference would occur upon the sale or liquidation of the Company’s foreign subsidiaries, and the estimated impact of the reversal of this temporary difference is approximately $4.2 million.

NOTE 14 – INCOME TAX (Continued)

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to December 31, 2016.

At March 31, 2019, the Company believes it has adequately provided for its tax-related liabilities, and that no reserve for unrecognized tax benefits is necessary. No significant change in the total amount of unrecognized tax benefits is expected within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (if any) in tax expense, as applicable. At March 31, 2019, the Company had no accrual for the payment of interest and penalties.

NOTE 15 – SUBSEQUENT EVENTS

On May 17, 2019, our Board of Directors approved the payment of a dividend of $0.05 per share payable on June 5, 2019 to shareholders of record on May 28, 2019.

On June 18, 2019, the Company closed on a transaction whereby it acquired all of the outstanding shares of Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”), a contract garment manufacturer based in Amman, Jordan pursuant to an agreement between Jerash Garments and the shareholder of Paramount dated December 11, 2018. As a result, Paramount became a subsidiary of Jerash Garments, and the Company assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees as the time of this acquisition, so this transaction was accounted for as an asset acquisition. $380,000 was prepaid to Paramount as an acquisition deposit as of March 31, 2019, and $600,000 was paid subsequently at the closing of this transaction.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2019, concluded that the Company’s disclosure controls and procedures were effective as of that date.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of March 31, 2019, our internal control over financial reporting was effective.

Attestation report of the registered public accounting firm. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Effective as of January 22, 2019, HSBC’s $3,000,000 charge over our deposits was released in connection with the Group’s entry into the 2018 Facility Letter and 2018 Factoring Agreement. The 2018 Facility Letter, entered into on June 19, 2018, amended the 2017 Facility Letter to extend it its term and provide for a change in collateral. The 2018 Factoring Agreement, entered into on June 14, 2018, amended the 2017 Facility Letter to extend its term and provide for a change in collateral. For more information about our Secured Credit Facilities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facilities” in Item 7 of this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) to be filed within 120 days following the end of the Company’s fiscal year, under the headings “Proposal No. 1 — Election of Directors,” “Our Executive Officers,” “Delinquent Section 16(a) Reports,” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, the information set forth in the 2019 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In response to this Item, the information set forth in the 2019 Proxy Statement under the headings “Executive Compensation — Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information set forth in the 2019 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices and Policies — Board and Committee Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, the information set forth in the 2019 Proxy Statement under the heading “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Matters Relating to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b)  Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location

2.1	Equity Contribution Agreement, dated as of May 11, 2017, by and among (i) Jerash Holdings (US), Inc., (ii) Merlotte Enterprises Limited, Lee Kian Tjiauw and Ng Tsze Lun, and (iii) Maxim Partners LLC, Dayspring Capital LLC, HSE Capital Partners, LLC, GH Global Enterprises, LLC and Asset Intelligence Limited	Incorporated herein by reference to Exhibit 2.1 to the Company’s Form S-1, filed with the SEC on June 27, 2017

2.2	Agreement and Plan of Merger, dated as of May 11, 2017, by and between Global Trend Investments Limited and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 2.2 to the Company’s Form S-1, filed with the SEC on June 27, 2017

3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Post-Effective Amendment No. 1 to Form S-1, filed with the SEC on September 19, 2018

3.2	Bylaws	Incorporated herein by reference to Exhibit 3.5 to the Company’s Form S-1, filed with the SEC on June 27, 2017

4.1	Description of Securities	Filed herewith

10.1†	Securities Purchase Agreement, dated as of May 15, 2017, by and between Jerash Holdings (US), Inc., Lee Kian Tjiauw and the purchasers signatory thereto.	Incorporated herein by reference to Exhibit 10.1 to Amendment No. 4 to the Company’s Form S-1, filed with the SEC on October 10, 2017

10.2†	Registration Rights Agreement, dated as of May 15, 2017, by and between Jerash Holdings (US), Inc. and the purchasers signatory thereto	Incorporated herein by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Form S-1, filed with the SEC on October 10, 2017

10.1	Form of Private Placement Warrant	Incorporated herein by reference to Exhibit 10.3 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.2	Letter Agreement for Banking Facilities, dated as of May 29, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.4 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.3	Letter Agreement for Invoice Discounting / Factoring Agreement, dated as of June 5, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited, Choi Lin Hung, Ng Tsze Lun, Jerash Garments and Fashions Manufacturing Company Limited, and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Form S-1, filed with the SEC on June 27, 2017

10.4+	Unified Employment Agreement for Expatriate Staff in the Textile, Garment and Clothing Industry between Jerash Garments of Fashions Manufacturing Company Limited and Wei Yang dated as of January 5, 2017	Incorporated herein by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.5	Rental Agreement, dated as of October 3, 2018, by and between Ford Glory International Limited and Treasure Success International Limited	Filed herewith

10.6	Guarantee of Mr. Choi Lin Hung and Mr. Ng Tsze Lun dated May 31, 2017	Incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.7	Invoice Discounting/Factoring Agreement dated August 21, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Form S-1, filed with the SEC on September 29, 2017

10.8+	Consulting Agreement, dated January 12, 2018, by and between Treasure Success International Limited and Yukwise Limited	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 16, 2018

10.9+	Consulting Agreement, dated January 16, 2018, by and between Treasure Success International Limited and Multi-Glory Corporation Ltd.	Incorporated herein by reference to Exhibit 10.18 to the Company’s Form S-1, filed with the SEC on January 18, 2018

10.15	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Company’s Form S-1, filed with the SEC on March 5, 2018

10.10	Form of Underwriter’s Warrant	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Form S-1, filed with the SEC on March 9, 2018

10.11+	Jerash Holdings (US), Inc. 2018 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.12+	Form of Option Award Notice and Agreement (Employee)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.13+	Form of Option Award Notice and Agreement (Consultant)	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.14+	Employment Agreement dated August 3, 2018 between the Company and Karl Brenza	Incorporated herein by reference to Exhibit 10.21 to the Company’s Post-Effective Amendment No. 1 to Form S-1, filed with the SEC on September 19, 2018

10.15+	Stock Option Award Agreement between the Company and Karl Brenza	Incorporated herein by reference to Exhibit 10.22 to the Company’s Post-Effective Amendment No. 1 to Form S-1, filed with the SEC on September 19, 2018

10.16+	Employment Agreement dated August 3, 2018 between the Company and Richard J. Shaw	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2018

10.17+	Stock Option Award Agreement between the Company and Richard J. Shaw	Incorporated herein by reference to Exhibit 10.23 to the Company’s Post-Effective Amendment No. 1 to Form S-1, filed with the SEC on September 19, 2018

10.18	Sale and Purchase Contract, dated December 11, 2018, between Jerash Garments and Fashions Manufacturing Limited and Omar Javed Bhat	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2019

10.19	Facility Letter between Treasure Success International Limited and Standard Chartered Bank (Hong Kong) Limited	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019

10.20	Standard Chartered Global Master Credit Terms	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019

10.21	Standard Chartered Global Master Trade Terms	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019

10.22	Letter Agreement for Banking Facilities, dated as of June 19, 2018 by and between The Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited and Jerash Garments and Fashions Manufacturing Company Limited	Filed herewith

10.23	Letter Agreement for Invoice Discounting / Factoring Agreement, dated as of June 14, 2018, by and between The Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited and Jerash Garments and Fashions Manufacturing Company Limited	Filed herewith

21.1	Subsidiaries of Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on June 28, 2018

23.1	Consent of Friedman LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

+	Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERASH HOLDINGS (US), INC.

Date: June 28, 2019	By:	/s/ Richard J. Shaw
	Name:	Richard J. Shaw
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on June 28, 2019.

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

