Form 10-Q
period 2019-06-30
Jerash Holdings (US), Inc.
filed 2019-08-14
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38474

Jerash Holdings (US), Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4701719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 East Main Street, Suite 2706

Rochester, New York, NY 14604

(Address of principal executive offices) (Zip Code)

(212) 575-9085

(Registrant’s telephone number, including area code)

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

As of August 12, 2019, there were outstanding 11,325,000 shares of common stock, par value $0.001 per share.

Jerash Holdings (US), Inc.

Form 10-Q

For the First Quarter and Three Months Ended June 30, 2019

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$16,121,994	$27,182,158
Accounts receivable	13,404,177	4,020,369
Inventories	20,471,483	21,074,243
Prepaid expenses and other current assets	2,561,853	2,630,727
Advance to suppliers	1,789,402	443,395
Total Current Assets	54,348,909	55,350,892

Restricted cash	796,876	652,310
Long-term deposits	-	810,172
Deferred tax assets	81,461	81,461
Property, plant and equipment, net	4,053,066	2,356,262
Right of use assets	1,292,416	-
Total Assets	$60,572,728	$59,251,097

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$68,222	$648,711
Accounts payable	2,464,672	3,378,258
Accrued expenses	1,813,500	1,539,147
Income tax payable	1,499,238	1,164,238
Other payables	1,223,511	855,527
Operating lease liabilities - current	262,075	-
Total Current Liabilities	7,331,218	7,585,881

Operating lease liabilities – non-current	592,245	-
Income tax payable – non-current	1,403,087	1,403,087
Total Liabilities	9,326,550	8,988,968

Commitments and Contingencies (See Note 6 and 14)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,325,000 shares issued and outstanding	11,325	11,325
Additional paid-in capital	14,956,767	14,956,767
Statutory reserve	212,739	212,739
Retained earnings	35,769,973	34,786,735
Accumulated other comprehensive loss	(13,629)	(14,440)
Total Shareholder's Equity	50,937,175	49,953,126

Noncontrolling interest	309,003	309,003
Total Equity	51,246,178	50,262,129

Total Liabilities and Equity	$60,572,728	$59,251,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,
	2019	2018

Revenue, net	$22,527,325	18,363,085
Cost of goods sold	18,014,622	13,703,294
Gross Profit	4,512,703	4,659,791

Selling, general and administrative expenses	2,623,682	1,978,640
Stock-based compensation expenses	-	3,205,980
Total Operating Expenses	2,623,682	5,184,620

Income / (Loss) from Operations	1,889,021	(524,829)

Other (Expense)/ Income:
Other (expense)/ income, net	(4,533)	5,580
Total other (expense)/ income , net	(4,533)	5,580

Net Income /(Loss) before provision for income tax	1,884,488	(519,249)

Income tax expense	335,000	366,000

Net income /(loss)	1,549,488	(885,249)

Net loss attributable to noncontrolling interest	-	8

Net income / (loss) attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$1,549,488	$(885,241)

Net Income (Loss)	$1,549,488	$(885,249)
Other Comprehensive Income:

Foreign currency translation gain	811	8,963

Total Comprehensive Income (Loss)	1,550,299	(876,286)
Comprehensive gain attributable to noncontrolling interest	-	(145)
Comprehensive Income/ (Loss) Attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$1,550,299	$(876,431)

Earnings / (Loss) Per Share Attributable to Common Shareholders:
Basic	$0.14	$(0.08)
Diluted	$0.14	$(0.08)
Weighted Average Number of Shares
Basic	11,325,000	10,822,143
Diluted	11,472,363	10,822,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019 and 2018

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity

Balance at March 31, 2018	-	$-	9,895,000	$9,895	$2,742,158	$71,699	$30,948,006	$(24,502)	$309,604	$34,056,860

Common stock issued net of stock issuance costs of $1,387,879	-	-	1,430,000	1,430	8,620,691	-	-	-	-	8,622,121
Share-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	3,205,980	-	-	-	-	3,205,980
Warrants issued to the underwriter	-	-	-	-	30	-	-	-	-	30
Net loss	-	-	-	-	-	-	(885,241)	-	(8)	(885,249)
Foreign currency translation gain	-	-	-	-	-	-	-	8,810	153	8,963

Balance at June 30, 2018 (unaudited)	-	$-	11,325,000	$11,325	$14,568,859	$71,699	$30,062,765	$(15,692)	$309,749	$45,008,705

Balance at March 31, 2019	-	$-	11,325,000	$11,325	$14,956,767	$212,739	$34,786,735	$(14,440)	$309,003	$50,262,129
Net income	-	-	-	-	-	-	1,549,488	-		1,549,488
Dividend distribution							(566,250)			(566,250)
Foreign currency translation gain	-	-	-	-	-	-	-	811	-	811

Balance at June 30, 2019 (unaudited)	-	$-	11,325,000	$11,325	$14,956,767	$212,739	$35,769,973	$(13,629)	$309,003	$51,246,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income /(loss)	$1,549,488	$(885,249)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	338,652	319,310
Shared-based compensation expense	-	3,205,980
Changes in operating assets:
Accounts receivable	(9,383,142)	(7,986,340)
Accounts receivable- related party	-	50,026
Inventories	602,719	295,875
Prepaid expenses and other current assets	(285,165)	78,141
Advance to suppliers	(1,345,913)	(1,839,199)
Operating leases – right of use assets	110,546	-
Changes in operating liabilities:
Accounts payable	(913,522)	(3,642,986)
Accrued expenses	274,333	(428,783)
Other payables	367,959	355,199
Operating lease liabilities	(50,012)	-
Income tax payable	335,000	366,000
Net cash used in operating activities	(8,399,057)	(10,112,026)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,374,139)	(481,807)
Net cash used in investing activities	(1,374,139)	(481,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distribution	(566,250)	-
(Repayment) Proceeds from short-term loan	(580,447)	6,075,835
Net proceeds from Common stock	-	8,930,300
Warrants issued to the underwriter	-	30
Net cash (used in)/ provided by financing activities	(1,146,697)	15,006,165

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,295	(6,176)

NET (DECREASE)/ INCREASE IN CASH AND RESTRICTED CASH	(10,915,598)	4,406,156

CASH AND RESTRICTED CASH, BEGINNING OF THE PERIOD	27,834,468	12,196,110

CASH AND RESTRICTED CASH, END OF THE PERIOD	$16,918,870	$16,602,266

CASH AND RESTRICTED CASH, END OF THE PERIOD	$16,918,870	$16,602,266
LESS: NON-CURRENT RESTRICTED CASH	796,876	3,672,891
CASH, END OF PERIOD	$16,121,994	$12,929,375

Supplemental disclosure information:
Cash paid for interest	$5,186	$42,541

Non-cash financing activities
Warrants issued to underwriters in connection with the IPO	$-	$160,732
Prepaid stock issuance cost netted with proceeds from the IPO	$-	$308,179
Right-of-use assets obtained in exchange for operating lease obligations	$1,292,416	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Jerash Holdings (US), Inc. (“Jerash Holdings”) is a corporation established under the laws of the State of Delaware on January 20, 2016. Jerash Holdings is a parent holding company with no operations.

Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) is a wholly owned subsidiary of Jerash Holdings and was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”) as a limited liability company on November 26, 2000 with declared capital of 150,000 Jordanian Dinar (“JOD”) (approximately US$212,000) as of June 30, 2019.

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both incorporated in Amman, Jordan as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with declared capital of JOD 50,000 as of June 30, 2019. Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments.

Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”), was a contract garment manufacturer that was incorporated in Amman, Jordan as a limited liability company on October 24, 2004 with declared capital of JOD100,000. On December 11, 2018, Jerash Garments and the sole stockholder of Paramount entered into an agreement pursuant to which Jerash Garments acquired all of the outstanding shares of stock of Paramount. The Company assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of June 18, 2019, Paramount became a subsidiary of Jerash Garments.

Treasure Success International Limited (“Treasure Success”) was incorporated on July 5, 2016 in Hong Kong, China, for the primary purpose to employ staff from China to support Jerash Garments' operations and is a wholly-owned subsidiary of Jerash Holdings.

Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”) was incorporated as a limited liability company in Amman, Jordan on September 18, 2005 with declared capital of JOD 50,000. Victory Apparel has no significant assets or liabilities or other operating activities of its own.

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

Jerash Holdings, its subsidiaries and VIE (herein collectively referred to as the “Company”) are engaged in manufacturing customized ready-made outerwear from knitted fabric and exporting produced apparel for large brand-name retailers. The Company intends to diversify its range of products to include additional pieces such as trousers and urban styling outerwear using different types of natural and synthetic materials. The Company also plans to expand its workforce in Jordan with workers from other countries, including Bangladesh, Sri Lanka, India, Myanmar and Nepal.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company's financial position as of June 30, 2019, its results of operations and its cash flows for each of the three months ended June 30, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As described in Note 1, management of the Company has concluded that Victory Apparel is a VIE, and that Jerash Garments is considered the primary beneficiary because Mr. Choi, the Company’s president, director, and significant stockholder absorbs the risks and rewards of Victory Apparel; therefore, the Company consolidates Victory Apparel for financial reporting purposes. Noncontrolling interests result from the consolidation of Victory Apparel, which is 100% owned by Wealth Choice Limited.

As of June 30 and March 31, 2019, the total assets of Victory Apparel were $1,316 and Victory Apparel had no liabilities. These amounts are included in the Company’s consolidated balance sheets after elimination of intercompany transactions and balances. Victory Apparel was inactive for the three months ended June 30, 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates include allowance for doubtful accounts, valuation of inventory reserve, useful lives of buildings and other property and the measurement of stock-based compensation expense. Actual results could differ from these estimates.

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of June 30, 2019, and March 31, 2019, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing for a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of June 30, 2019 and March 31, 2019.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three months ended June 30, 2019 and 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s customized ready-made outerwear for large brand-name retailers. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 60 days of the invoice date, and the contracts do not have significant financing components. Shipping and handling costs associated with outbound freight are not an obligation of the Company. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company's historical experience, complete satisfaction of the performance obligation, and the Company's best judgment at the time the estimate is made. Historically, sales returns have not significantly impacted the Company’s revenue.

The contract assets are recorded on the unaudited condensed consolidated balance sheet as accounts receivable as of June 30, 2019 and March 31, 2019. For the three months ended June 30, 2019 and 2018, there was no revenue recognized from performance obligations related to prior periods. As of June 30, 2019, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see Note 13).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenues. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $208,782 and $134,882 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Deferred income taxes were immaterial as of June 30, 2019 and March 31, 2019.

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during the three months ended June 30, 2019 and 2018.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was enacted. Under the provisions of the Tax Act, the U.S. corporate tax rate decreased from 35% to 21%. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation under the new Global Intangible Low-Taxed Income (“GILTI”) regime.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar and the Company uses the Jordanian Dinar (“JOD”) as its functional currency, except Treasure Success, which uses the Hong Kong Dollar (“HKD”) as its functional currency. The assets and liabilities of the Company have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into U.S. dollars using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods, therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The value of JOD against US$ and other currencies may fluctuate and is affected by, among other things, changes in the Jordan’s political and economic conditions. Any significant revaluation of JOD may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the unaudited condensed consolidated financial statements in this report:

	June 30, 2019	March 31, 2019
Period-end spot rate	US$1=JOD 0.7090	US$1=JOD0.7090
	US$1=HKD 7.8125	US$1=HKD 7.8500
Average rate	US$1=JOD 0.7090	US$1=JOD 0.7091
	US$1=HKD 7.8370	US$1=HKD7.8420

Stock-Based Compensation

The Company measures compensation expense for stock-based awards to non-employee contractors and directors based upon the awards’ initial grant-date fair value. The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method.

The Company estimates the fair value of stock options and warrants using a Black-Scholes model. This model is affected by the Company's stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free rates of return, the expected volatility of the Company's common stock, and expected dividend yield, each of which is more fully described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

•	Expected Term: the expected term of a warrant or a stock option is the period of time that the warrant or stock option is expected to be outstanding.

•	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company's uses the nearest interest rate from the available maturities.

•	Expected Stock Price Volatility: the Company utilizes comparable public company volatility over the same period of time as the life of the warrant or stock option.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•	Dividend Yield: Until November 2018, the Board of Directors had not declared, and the company had not yet paid, and dividends. Accordingly, stock-based compensation awards granted prior to November 2018 assumed no dividend yield, while any subsequent stock-based compensation awards will be valued using the anticipated dividend yield.

Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See Note 12).

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD to U.S. Dollars is reported in other comprehensive income in the unaudited condensed consolidated statements of income and comprehensive income.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, due from related parties, due from shareholders, accounts payable, accrued expenses, other payables and short-term loan to approximate the fair value of the respective assets and liabilities at June 30, 2019 and March 31, 2019 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2019, and March 31, 2019 $5,920,661 and $7,121,161, respectively, of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of June 30, 2019, and March 31, 2019 $10,902,373 and $20,614,581, respectively, of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of June 30, 2019, and March 31, 2019 $95,836 and $98,726, respectively, of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company's assessment of its customers' creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policy on exporting business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenues and purchases with specific customers and suppliers. For the three months ended June 30, 2019 and 2018, one end-customer accounted for 97% and 91% respectively of total revenue. As of June 30, 2019, and March 31, 2019, one end-customer accounted for 97% and 96% of the total accounts receivable balance respectively.

For the three months ended June 30, 2019, the Company purchased approximately 29% and 13% of its raw materials from two major suppliers. For the three months ended June 30, 2018, the Company purchased approximately 30% and 13% of its raw materials from two major suppliers. As of June 30, 2019, accounts payable to the three major suppliers accounted for 37% and 12% and 10% of the total accounts payable balance. As of March 31, 2019, accounts payable to three major suppliers separately accounted for 40%, 20% and 14% of the total accounts payable balance.

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

New Accounting Pronouncements Recently Adopted

On April 1, 2018, the Company adopted ASU 2016-18, Restricted Cash – A Consensus of the FASB Emerging Issues Task Force, (“ASU 2016-18”), which amends ASC 230, Statement of Cash Flows, to clarify guidance on the classification and presentation of restricted cash in the statement of cash flows using the full retrospective method. Adoption of this standard did not have a material impact on our consolidated financial statements. See our unaudited condensed consolidated statements of cash flows for the reconciliation of cash presented in the statements of cash flows to the cash presented on the balance sheet.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements such that an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 became effective for the Company beginning April 1, 2018 for both interim and annual reporting periods. The adoption of ASU 2017-09 did not have a material impact on the Company's condensed consolidated financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

New Accounting Pronouncements Recently Adopted (Continued)

The Company adopted ASU No. 2016-02—Leases (Topic 842), as of April 1, 2019, using a modified retrospective transition method permitted under ASU No. 2018-11. This transition approach provides a method for recording existing leases only at the date of adoption and does not require previously reported balances to be adjusted. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of approximately $1.3 million and $0.9 million, respectively, as of April 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

NOTE 4 – ACCOUNTS RECEIVABLES, NET

The Company’s net accounts receivable is as follows:

	As of	As of
	June 30, 2019	March 31, 2019
Trade accounts receivable	$13,404,177	$4,020,369
Less: allowances for doubtful accounts	-	-
Accounts receivables, Net	$13,404,177	$4,020,369

An allowance for doubtful accounts was not considered necessary as of June 30, 2019 and March 31, 2019.

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	June 30, 2019	March 31, 2019
Raw materials	$9,291,224	$11,601,262
Work-in-progress	1,666,104	1,889,329
Finished goods	9,514,155	7,583,652
Total inventory	$20,471,483	$21,074,243

An inventory allowance was not considered necessary as of June 30, 2019 and March 31, 2019.

NOTE 6 – LEASES

The Company has thirty-two operating leases for manufacturing facilities and offices. Some leases include one or more options to renew, which is typically at the Company's sole discretion. The majority of renewals to extend the lease terms are not included in our right of use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in remeasurement of the right of use asset and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Effective April 1, 2019, the Company adopted the new lease accounting standard using a modified retrospective transition method which allowed the Company to continue to apply the guidance under the lease standard in effect at the beginning of period of adoption through a cumulative-effect adjustment. In addition, the Company elected the package of practical expedients, which allowed us to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company has also elected the practical expedient to not separate the lease and non-lease components for all classes of underlying assets. Adoption of this standard resulted in the recording of operating lease Right of Use (“ROU”) assets and corresponding operating lease liabilities as disclosed below and had no impact on accumulated deficit as of June 30, 2019. Financial position for reporting periods beginning on or after March 31, 2019 is presented under the new guidance, while prior period amounts are retrospectively adjusted.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities. Operating lease ROU assets are presented within other assets-net on the unaudited condensed consolidated balance sheet. The current portion of operating lease liabilities are presented within accrued expenses and other payables, and the non-current portion of operating lease liabilities are presented within other long-term liabilities on the unaudited condensed consolidated balance sheet.

NOTE 6 – LEASES (Continued)

Supplemental balance sheet information related to operating leases was as follows:

June 30, 2019
(unaudited)
Right-of-use assets	$1,292,416

Operating lease liabilities - current	$262,075
Operating lease liabilities – non-current	592,245
Total operating lease liabilities	$854,320

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of June 30, 2019:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.6

Weighted average discount rate	4.06%

During the three months ended June 30, 2019 and 2018, the Company incurred total operating lease expenses of $542,785 and $342,343, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2019:

2020	$373,261
2021	375,908
2022	272,551
2023	211,560
2024	158,670
Thereafter	-
Total lease payments	1,391,950
Less: imputed interest	(99,534)
Less: prepayments	(438,096)
Present value of lease liabilities	$854,320

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of June 30, 2019	As of March 31, 2019
Land	$61,078	$61,078
Property and buildings	432,562	432,562
Equipment and machinery (1)	6,698,919	5,560,265
Office and electric equipment	653,122	550,738
Automobiles	453,399	367,332
Leasehold improvements	2,365,682	1,652,038
Subtotal	10,664,762	8,624,013
Construction in progress (2)	194,752	200,042
Less: Accumulated Depreciation and Amortization (3)	(6,806,448)	(6,467,793)
Property and Equipment, Net	$4,053,066	$2,356,262

(1) On June 18, 2019, the Company closed on a transaction whereby it acquired all of the outstanding shares of Paramount, a contract manufacturer based in Amman, Jordan.  As a result, Paramount became of subsidiary of Jerash Garments, and the Company assumed ownership of all of the machinery and equipment owned by Paramount.  Paramount had no other significant assets or liabilities and no operating activities or employees at the time of acquisition, so this transaction was accounted for as an asset acquisition. $980,000 was paid in cash to acquire all of the machinery and equipment from Paramount and the machinery and equipment were transferred to the Company.

(2) The construction in progress account represents costs incurred for constructing a dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet, located in the Tafilah Governorate of Jordan, and is expected to be completed in September 2019.

(3) Depreciation and amortization expense was $338,652 and $319,310 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 8 – EQUITY

Preferred Stock

The Company has 500,000 authorized shares of preferred stock with a par value of $0.001 per share, and with none issued and outstanding as of June 30, 2019 and March 31, 2019. The preferred stock can be issued by the Board of Directors of Jerash Holdings in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations or restrictions of such rights as the Board of Directors may determine from time to time.

NOTE 8 – EQUITY (Continued)

Common Stock

The Company has 30,000,000 authorized shares of common stock with a par value of $0.001 per share.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As of both June 30, 2019 and March 31, 2019, the consolidated balance of the statutory reserve was $212,739.

Dividends

On May 17, 2019, the Board of Directors of Jerash Holdings declared a cash dividend of $0.05 per share of common stock, payable to shareholders of record at the close of business on May 28, 2019. The dividend, equal to $566,250 in the aggregate, was paid on June 5, 2019.

On February 7, 2019 and November 1, 2018, the Board of Directors of Jerash Holdings also declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $566,250 and $566,250 were paid in full on February 27, 2019 and November 27, 2018, respectively.

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

NOTE 9 – STOCK-BASED COMPENSATION

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

During the three months ended June 30, 2019, all of the outstanding warrants were fully vested and exercisable.

The fair value of these warrants was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Common Stock Warrants June 30, 2019
Expected term (in years)	5.0
Risk-free interest rate (%)	1.8-2.8%
Expected volatility (%)	50.3%-52.2%
Dividend yield (%)	0.0%

Warrant activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Warrants outstanding at March 31, 2018	264,410	$6.35
Granted	-	-
Exercised	-	-
Cancelled	-	-
Warrants outstanding at June 30, 2019	264,410	$6.35

Stock Options

On March 21, 2018 the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved the amended and restatement of the Plan, which is being submitted to a vote of the Company’s stockholders at its annual meeting of stockholders to be held in September 2019. If approved by the Company’s stockholders, the amended and restated Plan would increase the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250 shares, among other changes.

On April 9, 2018, the Board of Directors approved the issuance of 989,500 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years. As of June 30, 2019, all of these outstanding stock options were fully vested and exercisable.

NOTE 9 – STOCK BASED COMPENSATION (Continued)

Stock Options (Continued)

The fair value of these options granted on April 9, 2018 was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options June 30, 2019
Expected term (in years)	5.0
Risk-free interest rate (%)	2.6%
Expected volatility (%)	50.3%
Dividend yield (%)	0.0%

On August 3, 2018, the Board of Directors granted the Company’s Chief Financial Officer and Head of U.S. Operations a total of 150,000 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $6.12 per share and a term of ten years. The options vest in three equal six-month installments, on August 3, 2018, February 3, 2019, and on August 3, 2019.

The fair value of the options granted on August 3, 2018 was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options June 30, 2019
Expected term (in years)	10.0
Risk-free interest rate (%)	2.95%
Expected volatility (%)	50.3%
Dividend yield (%)	0.0%

Stock option activity is summarized as follows:

	Shares	Weighted Average Exercise Price
Stock option outstanding at March 31, 2019	1,139,500	$6.88
Granted	-	-
Exercised	-	-
Cancelled	-	-
Stock options outstanding at June 30, 2019	1,139,500	$6.88

There was $193,955 of unrecognized compensation costs at June 30, 2019 relating to unvested awards.

NOTE 10 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions
Ford Glory International Limited, or (“FGIL”)	Affiliate, subsidiary of Ford Glory Holdings (“FGH”)	Right of Use Asset, Purchase Agreement
Value Plus (Macao Commercial Offshore) Limited (“VPMCO”)	Affiliate, subsidiary of FGH	Purchases
Yukwise Limited (“Yukwise”)	Wholly owned by our President, Chief Executive Officer and Chairmen, a significant stockholder	Consulting Services
Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)

a.	Related party lease and purchase agreement

On October 3, 2018, Treasure Success and FGIL entered into a lease agreement pursuant to which Treasure Success leases its office space in Hong Kong from FGIL by providing for rent in the amount of HK$119,540 (approximately $15,253) per month and having a one-year term with an option to extend the term for an additional year at the same rent.

On July 15, 2019, the Company, through Treasure Success, entered into an agreement to purchase this space together with certain parking spaces from FGIL for an aggregate purchase price of HK$63,000,000 or approximately US$8.1 million (see Note 16).

b.	Consulting agreements

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for each of the three months ended June 30, 2019 and 2018.

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide a high level of advisory and general management services for $300,000 per annum, with automatic renewal for one-month terms. This agreement became effective as of January 1, 2018. Total advisory and management expense under this agreement were $75,000 for each the three months ended June 30, 2019 and 2018.

c.	Personal Guarantees

Borrowings under the Credit Facilities, as defined in Note 11, with HSBC have been collateralized by the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun, which are expected to be released in calendar year 2019.

NOTE 11 – CREDIT FACILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with HSBC (the “2017 Facility Letter”), which was amended pursuant to a letter agreement dated June 19, 2018 (the “2018 Facility Letter”, and together with the 2017 Facility Letter, the “Facility Letter”). In addition, pursuant to an offer letter dated June 5, 2017, which was amended pursuant to a letter agreement dated June 14, 2018, HSBC offered to provide Treasure Success with a $12,000,000 factoring facility for certain debt purchase services related to our accounts receivables (the “Factoring Agreement” and together with the Facility Letter, the “Credit Facilities”). The Credit Facilities are guaranteed by Jerash Holdings, Jerash Garments and Treasure Success, as well as two of the Company’s individual shareholders. In addition, the Credit Facilities required cash and other investment security collateral of $3,000,000. As of January 22, 2019, the security collateral of $3,000,000 was released. HSBC has agreed to release the personal guarantees of the individual shareholders, which the Company expects to occur during calendar year 2019. The Credit Facilities provide that drawings under the Credit Facilities are charged interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.5% for drawings in Hong Kong dollars, and the London Interbank Offered Rate (“LIBOR”) plus 1.5% for drawings in other currencies. In addition, the Credit Facilities also contain certain service charges and other commissions and fees.

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

NOTE 11 – CREDIT FACILITIES (Continued)

The Credit Facilities are subject to review at any time, and HSBC has discretion on whether to renew the Facility Letter. Either party may terminate the Factoring Agreement subject to a 30-day notice period.

As of June 30, 2019, and March 31, 2019, the Company had made $68,222 and $360,401 in withdrawals, respectively, under the Credit Facilities, which are due within 120 days of each borrowing date or upon demand by HSBC. As of June 30, 2019, $68,222 was outstanding under the Factoring Agreement. As of March 31, 2019, $85,421 was outstanding under the Factoring Agreement and $274,980 outstanding under the Facility Letter.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter, dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of June 30, 2019, and March 31, 2019, the Company had an outstanding amount of $0 and $288,310 respectively in import invoice financing.

NOTE 12 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2019 and 2018. 57,200 IPO Underwriter Warrants were anti-dilutive for the three months ended June 30, 2019 and excluded from the EPS calculation. For the three months ended June 30, 2018, there was no dilutive effect.

	Three Months Ended June 30, (in $000s except share and per share information)
	2019	2018
Numerator:
Net income (loss) attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$1,549	$(885)

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,325,000	10,822,143
Dilutive securities – unexercised warrants and options	147,363	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,472,363	10,822,143
Basic earnings (loss) per share	$0.14	$(0.08)

Diluted earnings (loss) per share	$0.14	$(0.08)

NOTE 13 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended June 30, 2019 and 2018, outerwear accounted for approximately 96.5% and 99.3% of total revenue, respectively. Based on management's assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the years ended June 30, 2019 and 2018, respectively.

	For the three months ended
	June 30, 2019	June 30, 2018
United States	$22,040,945	$17,809,361
Jordan	486,380	130,213
Other countries	-	423,511
Total	$22,527,325	$18,363,085

All long-lived assets were located in Jordan as of June 30, 2019 and March 31, 2019.

NOTE 14 –CONTINGENCIES

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

NOTE 15 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments and Paramount and Victory Apparel are subject to the regulations of the Income Tax Department in Jordan. The corporate income tax rate is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption had been extended for 5 years until December 31, 2018. The effect of the tax exemption on the Company’s 2019 fiscal results is a tax saving of approximately $1,623,717, or $0.14 per share. Effective January 1, 2019, the Hashemite Kingdom of Jordan government has changed some features of Jerash Garments and its subsidiaries area to a Development Zone. In accordance with Development law, Jerash Garments and its subsidiaries began paying corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. Effective January 1, 2020 this rate will increase to 14% plus a 1% social contribution.

On December 22, 2017, the Tax Act was enacted. Under the provisions of the Tax Act, beginning in fiscal 2019, the foreign earnings of Jerash Garments and its subsidiaries became subject to U.S. taxation at the Jerash Holdings level under the GILTI rules.  However, Jerash Holdings is eligible to claim a deduction of up to 50% of GILTI income and is eligible to claim a foreign tax credit on the foreign taxes paid by Jerash Garments and its subsidiaries which are attributable to GILTI. Furthermore, the GILTI income is effectively exempt from tax in the states in which Jerash Holdings operates.  As a result of these provisions, Jerash Holdings is not expected to have an incremental U.S. tax cost as a result of the GILTI rules during fiscal 2020.

NOTE 16 – SUBSEQUENT EVENTS

On July 15, 2019, the Company, through Treasure Success entered into an agreement (the “Hong Kong Agreement”) to purchase office space in Hong Kong, and certain parking spaces (the “Hong Kong Property”), for use by Treasure Success. The Hong Kong Agreement provides for Treasure Success to purchase the Hong Kong Property from FGIL, which is 49% owned by the Company’s Chairman of the Board of Directors and Chief Executive Officer, Choi Lin Hung, through Merlotte Enterprise Limited, an entity wholly owned by Mr. Choi.

The aggregate purchase price of the Hong Kong Property is HK$63,000,000, or approximately $8.1 million. Pursuant to the Hong Kong Agreement, Treasure Success paid an initial deposit of HK$6,300,000, or approximately $0.8 million, upon signing the Hong Kong Agreement. The purchase of the Hong Kong Property will only be completed if a special committee, consisting of the Company’s independent directors, approves Treasure Success’s purchase of the Hong Kong Property. The deposit is refundable in full, without interest, if the conditions precedent to the Hong Kong Agreement are not fulfilled on or prior to 5:00 p.m., Hong Kong time, on October 31, 2019. The remaining balance of the aggregate purchase price will be due after all conditions precedent to the Hong Kong Agreement are fulfilled.

On July 29, 2019, our Board of Directors approved the payment of a dividend of $0.05 per share payable on August 19, 2019 to shareholders of record on August 11, 2019.

On August 1, 2019, the Company, through Jerash Garments, entered into an agreement (the “Jordan Agreement”) to purchase 12,340 square meters (approximately 3 acres) of land in Al Tajamouat Industrial City, Jordan (the “Jordan Property”) for use as the future location of a dormitory for the Company’s employees. Jerash Garments is purchasing the Jordan Property from Specialized Investment Compounds Co. plc.

The aggregate purchase price of the Jordan Property is JOD863,800, or approximately $1.2 million. Pursuant to the Jordan Agreement, Jerash Garments paid JOD345,520, or approximately $0.5 million upon signing the Jordan Agreement. The remaining balance of the aggregate purchase price was paid upon the transfer of ownership of the Property to Jerash Garments, which occurred on August 7, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenues or other financial items; any statements regarding the adequacy, availability and sources of capital, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” “project” or “anticipate” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended March 31, 2019 and in subsequent reports that we file with the Securities and Exchange Commission (the “SEC”).

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended March 31, 2019, filed with the SEC on June 28, 2019. References to fiscal 2020 and fiscal 2019 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ending March 31, 2020 and March 31, 2019, respectively.

Results of Operations

Three months ended June 30, 2019 and 2018

The following table summarizes the results of our operations during the three-month periods ended June 30, 2019 and 2018 and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$22,527	100%	$18,363	100%	$4,164	23%
Cost of goods sold	18,014	80%	13,703	75%	4,311	31%
Gross profit	4,513	20%	4,660	25%	(147)	(3)%
Selling, general and administrative expenses	2,624	12%	1,979	11%	645	33%
Stock-based compensation expenses	-	-	3,206	17%	(3,206)	-
Other (expense) income, net	(5)	0%	6	0%	(11)	(183)%
Net income /(loss) before provision for income tax	$1,884	8%	$(519)	(3)%	$2,403	463%
Income tax expense	335	1%	366	(2)%	(31)	(8)%
Net income/ (loss)	$1,549	7%	$(885)	(5)%	$2,434	275%

Revenue. Revenue increased by approximately $4.2 million or 23%, to $22.5 million, for the three months ended June 30, 2019 from approximately $18.4 million for the same period in fiscal 2019. The increase was mainly the result of the increase in sales to one of our major customers in the United States, our major export destination, and also our execution of local orders in Jordan.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended June 30, 2019.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2019
	Sales
	Amount	%
VF Corporation(1)	$21,731	97%
Dynamic Sourcing Ent, Inc.	310	1%
Others	486	2%
Total	$22,527	100.0%

(1)	Substantially all of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$22,041	98%	$17,809	97%	$4,232	24%
Jordan	486	2%	130	1%	356	274%
Others	-	0%	424	2%	(424)	(100)%
Total	$22,527	100%	$18,363	100%	$4,164	23%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, which became effective December 2001, all apparel manufactured in Jordan can be exported to the U.S. with free duty. This treaty provides substantial benefits to us by allowing us to compete and to expand our garment export business in the U.S.

The increase in sales to the U.S. of approximately 24% in the three months ended June 30, 2019, was mainly attributable to the increase in shipments to one of our major customers in the U.S. Revenue from Jordan also increased significantly due to stronger demand of apparel products manufactured in Jordan.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $4.3 million or 31%, to approximately $18.0 million, for the three months ended June 30, 2019 compared to approximately $13.7 million for the same period in fiscal 2019. As a percentage of revenues, the cost of goods sold increased by approximately 5% to 80% for the three months ended June 30, 2019 compared to 75% for the same period in fiscal 2019. The increase in cost of goods sold as a percentage of revenues was primarily attributable to the additional costs of commencing operations at the new facilities acquired in the quarter from Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”), a contract manufacturer located in Jordan. These costs include labor and overhead. For the three months ended June 30, 2019, we purchased approximately 29% and 13% of our raw materials from two major suppliers. For the three months ended June 30, 2018, the Company purchased approximately 30% and 13% of its raw materials from two major suppliers.

Gross profit margin. Gross profit margin was approximately 20% for the three months ended June 30, 2019, which was lower by 5% from 25% for the same period in fiscal 2019. The lower gross profit margin was attributable to higher average costs associated with the costs of commencing operations of the Paramount facility in the quarter.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 33% from approximately $2.0 million for the three months ended June 30, 2018 to approximately $2.6 million for the three months ended June 30, 2019. The increase was primarily due to provision of approximately $107,000 for a cash bonus pool approved by the compensation committee of the Board of Directors on February 8, 2019, pursuant to which certain of the Company’s employees are eligible to receive cash bonuses, increases in expenses to expand marketing and supporting functions in the Hong Kong office, expenses related to banking and finance functions, and legal and professional fees and compliance costs after we became a company listed on the Nasdaq in May 2018.

Stock-based compensation expenses. There was a stock-based compensation expense related to the issuance of stock options and warrants in relation to the IPO in May 2018, of $3.2 million in the quarter ended June 30, 2018. There were no share-based compensation expenses in the quarter ended June 30, 2019.

Other (expenses) income, net. Other expense, net was approximately $5,000 for the three months ended June 30, 2019, as compared to other income, net of approximately $6,000 for the same period in fiscal 2019. This increase in expense was primarily due to the foreign currency exchange gain from converting Jordanian Dinars to U.S. Dollars for financial reporting.

Net income before provision for income tax. Net income before taxation for the three months ended June 30, 2019 was $1.9 million compared to net loss before taxation of approximately $520,000 in the three months ended June 30, 2018. The increase was mainly because there was no stock-based compensation expense in the quarter ended June 30, 2019.

Income tax expense. Income tax expense for the three months ended June 30, 2019 was $335,000 compared to income tax expense of $366,000 in the three months ended June 30, 2018. The effective tax rate of 17.8% for the three months ended June 30, 2019 differs from the U.S. statutory rate of 21% primarily due to corporate tax rates in Jordan which are lower than the U.S. rate. See further discussion in Note 15.

Net income (loss). Net income for the three months ended June 30, 2019 was $1.5 million compared to a net loss of $885,000 for the same period in fiscal 2019. The increase was mainly because there was no stock-based compensation expense in the quarter ended June 30, 2019.

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

As of June 30, 2019, we had cash of approximately $16.1 million and restricted cash of approximately $0.8 million compared to cash of approximately $27.2 million and restricted cash of approximately $0.7 million at March 31, 2019. The reduction in cash is a result of working capital uses, purchase of property, plant, and equipment, acquisition of assets, dividend distribution, and repayment of our working capital line of credit.

Our current assets as of June 30, 2019 were approximately $54.3 million, and our current liabilities were approximately $7.3 million, which resulted in a ratio of approximately 7.4. As of March 31, 2019, our current assets were approximately $55.4 million, and our current liabilities were $7.6 million, resulting in a ratio of 7.3. Primary drivers in the decrease in current assets are a decrease in cash offset by increases in accounts receivable and advances to suppliers. Accounts receivable increased $9.4 million as shipments in the quarter have not been fully collected. Primary drivers in the decrease in current liabilities are a reduction in amounts due under credit facilities and accounts payable offset by increases in accrued expenses and current income taxes payable.

Total equity as of June 30, 2019 was approximately $51.2 million compared to $50.3 million as of March 31, 2019.

We had net working capital of $47.0 million and $47.8 million as of June 30, 2019 and March 31, 2019, respectively. Based on the Group’s current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date this document is filed.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

On May 17, 2019, our Board of Directors approved a cash dividend of $0.05 per share. The dividend was paid on June 5, 2019 to stockholders of record as of May 28, 2019.

Credit Facilities

HSBC Facility

On May 29, 2017, the Group’s wholly owned subsidiary, Treasure Success, entered into a facility letter (“2017 Facility Letter”) with Hong Kong and Shanghai Banking Corporation (“HSBC”) to provide credit to the Group, which was later amended by an offer letter between HSBC, Treasure Success and Jerash Garments dated June 19, 2018 (“2018 Facility Letter,” and together with the 2017 Facility Letter, the “HSBC Facility”). The 2018 Facility Letter, which became effective on January 22, 2019, served to extend the term of the 2017 Facility Letter with some changes to the collateral for the HSBC Facility. Under the terms of the HSBC Facility, the Group has a total credit limit of $8,000,000. The 2018 Facility Letter extends the HSBC Facility through May 1, 2019, and the Group anticipates amending the HSBC Facility to extend the term of the facility with substantially similar terms and that the Group will continue to be able to use the borrowings under the HSBC facility through any negotiation period. The HSBC Facility currently provides us with various credit facilities for importing and settling payment for goods purchased from the Group’s suppliers. The available credit facilities as described in greater detail below includes an import facility, import facilities with loan against import, trust receipts, clean import loan, and advances to us against purchase orders. HSBC charges an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to the release of goods immediately on the Group’s documentary credit. LIBOR was 2.56% and HIBOR was 1.75% at March 31, 2019. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000 and iii) 0.0625% for balance in excess of $100,000 and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to trust receipts whereby HSBC has title to the goods or merchandise released immediately to us. HSBC has approved certain of the Group’s suppliers that are eligible to use clean import loans. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000 and iii) 0.0625% for balance in excess of $100,000 and an interest of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to clean import loans or release of the goods or merchandise based on evidence of delivery or invoice. HSBC will advance up to 70% of the purchase order value in the Group’s favor. HSBC charges a handling fee of 0.25% and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to advances. Previously, the HSBC the Facility was collateralized by the guarantees of us, Jerash Garments, Treasure Success and the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun. Jerash Garments is also required to maintain an account at HSBC for receiving payments from VF Sourcing Asia S.A.R.L. and its related companies. In addition, to secure the Facility Letter, the Group had granted HSBC a charge of $3,000,000 over the Company’s deposits. This charge was accounted for as restricted cash in our balance sheet at March 31, 2018. Following the effectiveness of the 2018 Facility Letter, the security collateral of $3,000,000 was released. HSBC has agreed to release the personal guarantees of Mr. Choi and Mr. Ng which we anticipate will occur during calendar year 2019. The HSBC Facility is subject to review at any time. HSBC has discretion on whether to renew the HSBC Facility prior to expiration and the Group is currently negotiating an extension of the Facility Letter on similar terms. As of June 30, 2019, no amounts were outstanding under the Facility Letter. Borrowings under the Facility Letter are due within 120 days of each borrowing date or upon demand by HSBC.

HSBC Factoring Agreement

On June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting / Factoring Agreement and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to the Group’s accounts receivables. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter - Invoice Discounting / Factoring Agreement with HSBC (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement”), which amends the 2017 Factoring Agreement. The HSBC Factoring Agreement is effective through May 1, 2019. The Group anticipates amending the HSBC Factoring Agreement to extend the term of the facility with substantially similar terms and that the Group will continue to be able to use the borrowings under the HSBC Factoring Agreement through any negotiation period. Under the current terms of the HSBC Factoring Agreement, the Group may borrow up to $12,000,000. In exchange for advances on eligible invoices from HSBC for the Group’s approved customers, HSBC charges a fee to advance such payments at a discounting charge of 1.5% per annum over 2-month LIBOR or HIBOR, as applicable. Such fee accrues on a daily basis on the amount of funds in use. HSBC has final determination of the percentage amount available for prepayment from each of the Group’s approved customers. The Group may not prepay an amount from a customer in excess of 85% of the funds available for borrowing. As of June 30, 2019, $68,222 was outstanding under the Factoring Agreement. HSBC also provides credit protection and debt services related to each of the Group’s preapproved customers. For any approved debts or collections assigned to HSBC, HSBC charges a flat fee of 0.35% on the face value of the invoice for such debt or collection. The Group may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. The Group may receive advances on invoices that are due within 30 days of the delivery of the Group’s goods, defined as the maximum invoicing period. The advances made by HSBC were collateralized by the guarantees of us, Jerash Garments and Treasure Success and the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun. If the Group fails to pay any sum due to HSBC, HSBC may charge a default interest at the rate of 8.5% per annum over the best lending rate quoted by HSBC on such defaulted amount. In addition, to secure the Factoring Agreement, the Group had granted HSBC a charge of $3,000,000 over the Group’s deposits. Following the effectiveness of the 2018 Factoring Agreement, the security collateral of $3,000,000 was released as of January 22, 2019. HSBC has agreed to release the personal guarantees of Mr. Choi and Mr. Ng, which we anticipate will occur during calendar year 2019. The HSBC Factoring Agreement is subject to the review by HSBC at any time and HSBC has discretion on whether to renew the HSBC Factoring Agreement. Either party may terminate the agreement subject to a 30-day notice period.

SCBHK Facility Letter

Pursuant to the SCBHK facility letter dated June 15, 2018 and issued to Treasure Success International Limited by SCBHK, on January 31, 2019, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. The Company was informed by SCBHK on January 31, 2019 that the SCBHK facility has been activated. As of June 30, 2019, there were no outstanding amounts under the SCBHK facility.

Three months ended June 30, 2019 and 2018

The following table sets forth a summary of our cash flows for the periods indicated:

(All in amounts in thousands of U.S. dollars)

	Three months ended June 30,
	2019	2018
Net cash used in operating activities	$(8,399)	$(10,112)
Net cash used in investing activities	(1,374)	(482)
Net cash (used in) provided by financing activities	(1,146)	15,006
Effect of exchange rate changes on cash	4	(6)
Net (decrease) increase in cash	(10,915)	4,406
Cash, beginning of three month period	27,834	12,196
Cash, end of three month period	$16,919	$16,602

Operating Activities

Net cash used in operating activities was approximately $8.4 million for the three months ended June 30, 2019, compared to cash used in operating activities of approximately $10.1 million for the same period in fiscal 2019. The decrease in net cash used in operating activities was primarily attributable to the following factors:

•	An increase of net income to $1.5 million in the quarter ended June 30, 2019 from a net loss of $885,000 in the same period in fiscal 2019.

•	A decrease of accounts payable of $914,000 in the quarter ended June 30, 2019 while the decrease was $3.6 million in the same period in fiscal 2019.

•	An increase of accounts receivable of $9.4 million in the quarter ended June 30, 2019 while the increase was $8.0 million in the same period in fiscal 2019.

Investing Activities

Net cash used in investing activities was approximately $1.3 million for the three months ended June 30, 2019 compared to $482,000 in the same period in fiscal 2019. The net cash used in investing activities in the three-month period this year were used in purchases of property, plant and equipment, and the acquisition of Paramount and its production facilities that started production in this quarter.

Financing Activities

Net cash used in financing activities was approximately $1.1 million for the three months ended June 30, 2019 for repayment of short-term loans and the payment of the dividend. There was a net cash inflow of $15.0 million in the same period in fiscal 2019 resulting from the net proceeds of $8.9 million of the IPO which closed on May 2, 2018, and an increase in bank loans of $6.1 million under the bank facilities given to Treasure Success International Limited.

Statutory Reserves

In accordance with the Corporate Law in Jordan, the subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As our subsidiaries have already reserved the maximum required by law, they did not reserve any additional amounts during the three months ended June 30, 2019 and 2018.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of June 30, 2019 and 2018.

	As of June 30,
	2019	2018
Statutory Reserves	$213	$72
Total Restricted Net Assets	$213	$72
Consolidated Net Assets	$51,246	$45,009
Restricted Net Assets as Percentage of Consolidated Net Assets	0.42%	0.16%

Total restricted net assets accounted for approximately 0.42% of our consolidated net assets as of June 30, 2019. As discussed above, our subsidiaries in Jordan are required to reserve 10% of net profits until the reserve is equal to 100% of the subsidiary’s share capital. Our subsidiaries have already reserved the maximum amount required. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $1.4 million and $482,000 for the three months ended June 30, 2019 and 2018, respectively, including the purchase of equipment in connection with purchasing Paramount. Additions in plant and machinery amounted to approximately $1.1 million and approximately $400,000 for the three months ended June 30, 2019 and 2018, respectively, and additions to leasehold improvements amounted to approximately $230,000 and $46,000 for the three months ended June 30, 2019 and 2018 respectively.

In 2015, we commenced a project to build a 4,800 square foot facility in the Tafilah Governorate of Jordan, which was initially intended to be used as a sewing workshop for Jerash Garments, but we now intend to use as a dormitory. This dormitory is expected to be operational in September 2019 and is expected to house workers for the 54,000 square foot workshop in Al-Hasa County. This project is expected to cost approximately $200,000 upon completion.

In 2018, we commenced another project to build a 54,000 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be completed in September 2019. Provided that we satisfy certain employment requirements over certain time periods, we do not anticipate incurring any significant costs for the project, which is being constructed in conjunction with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. In the event we breach our agreement with these government agencies, we will have to pay such agencies JOD250,000 or approximately $353,000.

On December 11, 2018, we entered into an agreement through Jerash Garments to acquire all of the stock of Paramount, an existing garment manufacturing business, in order to operate its fourth manufacturing facility in Al Tajamouat Industrial City in Amman, Jordan. We have paid approximately $980,000 in aggregate as of the closing date of the transaction on June 18, 2019.

We projected that there will be an aggregate of approximately $15 million of capital expenditures in both the fiscal years ending March 31, 2020 and 2021 for further enhancement of business and production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from our subsidiaries’ operations to fund our capital commitments in the past and anticipate using such funds and proceeds received from our IPO to fund capital expenditure commitments in the future.

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

We believe that our accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations are summarized in Note 2 – Summary of Significant Accounting Policies in the notes to our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 3 – Recent Accounting Pronouncements in the notes to our unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2019, concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On July 19, 2019, the Company’s Board of Directors approved the amendment and restatement of the Company’s Bylaws (the “Amended and Restated Bylaws”), effective as of the same day. Among other changes, the Amended and Restated Bylaws clarified the procedure for the Company’s stockholders to follow to propose a nominee for election as a director at a meeting of the Company’s stockholders. These procedures require stockholders proposing a nominee for director to timely submit the nomination to the Company’s secretary. Generally, to be considered timely, the nomination must be received no earlier than 120 days and not later than 90 days prior to the anniversary of the prior year’s annual meeting of stockholders. Certain information regarding the person making the nomination must accompany the nomination. Additionally, the nomination should include information regarding the proposed nominee for director including, but not limited to, the business experience, litigation history, and other information about the nominee that is generally required to be disclosed in filings under the Exchange Act. The foregoing description of the procedures that the Company’s stockholders must follow to propose a nominee for election as a director is not complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, which are available on the SEC’s website at www.sec.gov and included as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

10.1	Agreement for Sale and Purchase between Treasure Success International Limited and Ford Glory International Limited, dated July 15, 2019	8-K	001-38474	10.1	July 24, 2019

10.2	Land Sale Agreement between Jerash Garments and Fashions Manufacturing Company Limited and Specialized Investment Compounds Co. plc, dated August 1, 2019	8-K	001-38474	10.1	August 6, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Linkbase	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2019	Jerash Holdings (US), Inc.

	By:	/s/ Richard J. Shaw
Richard J. Shaw
Chief Financial Officer (Principal Financial, Accounting and Authorized Officer)

