Form 10-Q
period 2019-09-30
Jerash Holdings (US), Inc.
filed 2019-11-12
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Rochester, New York 14604

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

As of November 11, 2019, there were outstanding 11,325,000 shares of common stock, par value $0.001 per share.

Jerash Holdings (US), Inc.

Form 10-Q

For the Second Quarter and Six Months Ended September 30, 2019

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$23,597,904	$27,182,158
Accounts receivable	14,307,200	4,020,369
Inventories	13,050,654	21,074,243
Prepaid expenses and other current assets	3,603,987	2,630,727
Advance to suppliers	668,001	443,395
Total Current Assets	55,227,746	55,350,892

Restricted cash	796,876	652,310
Long-term deposits	-	810,172
Deferred tax assets	81,461	81,461
Property, plant and equipment, net	5,341,076	2,356,262
Right of use assets	1,288,159	-
Total Assets	$62,735,318	$59,251,097

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$16,049	$648,711
Accounts payable	1,856,709	3,378,258
Accrued expenses	2,167,835	1,539,147
Income tax payable	610,402	1,164,238
Other payables	1,309,277	855,527
Operating lease liabilities – current	266,862	-
Total Current Liabilities	6,227,134	7,585,881

Operating lease liabilities – non-current	639,532	-
Income tax payable – non-current	1,403,087	1,403,087
Total Liabilities	8,269,753	8,988,968

Commitments and Contingencies (See Note 6 and 14)

Equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,325,000 shares issued and outstanding	11,325	11,325
Additional paid-in capital	15,150,722	14,956,767
Statutory reserve	212,739	212,739
Retained earnings	38,796,470	34,786,735
Accumulated other comprehensive loss	(10,683)	(14,440)
Total Shareholder's Equity	54,160,573	49,953,126

Noncontrolling interest	304,992	309,003
Total Equity	54,465,565	50,262,129

Total Liabilities and Equity	$62,735,318	$59,251,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Revenue, net	$30,611,119	$33,464,397	$53,138,444	$51,827,482
Cost of goods sold	23,308,762	25,115,416	41,323,384	38,818,710
Gross Profit	7,302,357	8,348,981	11,815,060	13,008,772

Selling, general and administrative expenses	2,919,920	2,098,442	5,543,602	4,077,082
Stock-based compensation expenses	193,955	193,954	193,955	3,399,934
Total Operating Expenses	3,113,875	2,292,396	5,737,557	7,477,016

Income from Operations	4,188,482	6,056,585	6,077,503	5,531,756

Other Expense:
Other expense, net	5,059	6,832	9,592	1,252
Total other expense, net	5,059	6,832	9,592	1,252

Net Income before provision for income tax	4,183,423	6,049,753	6,067,911	5,530,504

Income tax expense	594,687	1,463,000	929,687	1,829,000

Net income	3,588,736	4,586,753	5,138,224	3,701,504

Net loss attributable to noncontrolling interest	4,011	17	4,011	25

Net income attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$3,592,747	$4,586,770	$5,142,235	$3,701,529

Net Income	$3,588,736	$4,586,753	$5,138,224	$3,701,504
Other Comprehensive Income:

Foreign currency translation gain	2,946	817	3,757	9,780

Total Comprehensive Income	3,591,682	4,587,570	5,141,981	3,711,284
Comprehensive (loss) income attributable to noncontrolling interest	-	(17)	-	128
Comprehensive Income Attributable to Jerash Holdings (US), Inc.'s Common Shareholders	$3,591,682	$4,587,587	$5,141,981	$3,711,156

Earnings Per Share Attributable to Common Shareholders:
Basic	$0.32	$0.41	$0.45	$0.33
Diluted	$0.31	$0.40	$0.45	$0.33
Weighted Average Number of Shares
Basic	11,325,000	11,325,000	11,325,000	11,074,945
Diluted	11,507,071	11,380,314	11,496,803	11,230,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 and 2018

(UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity
Balance at March 31, 2018	-	$-	9,895,000	$9,895	$2,742,158	$71,699	$30,948,006	$(24,502)	$309,604	$34,056,860

Common stock issued net of stock issuance costs of $1,387,879	-	-	1,430,000	1,430	8,620,691	-	-	-	-	8,622,121
Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	3,399,934	-	-	-	-	3,399,934
Warrants issued to the underwriter	-	-	-	-	30	-	-	-	-	30
Net income (loss)	-	-	-	-	-	-	3,701,529	-	(25)	3,701,504
Foreign currency translation gain	-	-	-	-	-	-	-	9,627	153	9,780

Balance at September 30, 2018 (unaudited)	-	$-	11,325,000	$11,325	$14,762,813	$71,699	$34,649,535	$(14,875)	$309,732	$49,790,229

Balance at March 31, 2019	-	$-	11,325,000	$11,325	$14,956,767	$212,739	$34,786,735	$(14,440)	$309,003	$50,262,129
Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	193,955	-	-	-	-	193,955
Net income (loss)	-	-	-	-	-	-	5,142,235	-	(4,011)	5,138,224
Dividend distribution	-	-	-	-	-	-	(1,132,500)	-	-	(1,132,500)
Foreign currency translation gain	-	-	-	-	-	-	-	3,757	-	3,757

Balance at September 30, 2019 (unaudited)	-	$-	11,325,000	$11,325	$15,150,722	$212,739	$38,796,470	$(10,683)	$304,992	$54,465,565

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity
Balance at June 30, 2018 (unaudited)	-	$-	11,325,000	$11,325	$14,568,859	$71,699	$30,062,765	$(15,692)	$309,749	$45,008,705

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	193,954	-	-	-	-	193,954
Net income (loss)	-	-	-	-	-	-	4,586,770	-	(17)	4,586,753
Foreign currency translation gain	-	-	-	-	-	-	-	817	-	817

Balance at September 30, 2018 (unaudited)	-	$-	11,325,000	$11,325	$14,762,813	$71,699	$34,649,535	$(14,875)	$309,732	$49,790,229

Balance at June 30, 2019 (unaudited)	-	$-	11,325,000	$11,325	$14,956,767	$212,739	$35,769,973	$(13,629)	$309,003	$51,246,178
Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	193,955	-	-	-	-	193,955
Net income (loss)	-	-	-	-	-	-	3,592,747	-	(4,011)	3,588,736
Dividend distribution	-	-	-	-	-	-	(566,250)	-	-	(566,250)
Foreign currency translation gain	-	-	-	-	-	-	-	2,946	-	2,946

Balance at September 30, 2019 (unaudited)	-	$-	11,325,000	$11,325	$15,150,722	$212,739	$38,796,470	$(10,683)	$304,992	$54,465,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,138,224	$3,701,504
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	724,778	653,542
Stock-based compensation expense	193,955	3,399,934
Changes in operating assets:
Accounts receivable	(10,286,102)	(10,435,721)
Accounts receivable- related party	-	50,040
Inventories	8,023,021	11,559,013
Prepaid expenses and other current assets	(1,327,225)	160,848
Advance to suppliers	(224,590)	1,056,316
Right of use assets	114,803	-
Changes in operating liabilities:
Accounts payable	(1,521,441)	(3,062,764)
Accrued expenses	628,643	(64,450)
Other payables	453,717	186,427
Operating lease liabilities	2,058	-
Income tax payable	(553,835)	1,654,000
Net cash provided by operating activities	1,366,006	8,858,689

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,053,472)	(716,728)
Net cash used in investing activities	(3,053,472)	(716,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distribution	(1,132,500)	-
Repayment from short-term loan	(648,666)	(980,472)
Proceeds from short-term loan	16,049	2,154,297
Net proceeds from Common stock	-	8,930,300
Warrants issued to the underwriter	-	30
Net cash (used in)/ provided by financing activities	(1,765,117)	10,104,155

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,895	18,726

NET (DECREASE)/ INCREASE IN CASH AND RESTRICTED CASH	(3,439,688)	18,264,842

CASH AND RESTRICTED CASH, BEGINNING OF THE PERIOD	27,834,468	12,196,110

CASH AND RESTRICTED CASH, END OF THE PERIOD	$24,394,780	$30,460,952

CASH AND RESTRICTED CASH, END OF THE PERIOD	$24,394,780	$30,460,952
LESS: NON-CURRENT RESTRICTED CASH	796,876	3,681,308
CASH, END OF PERIOD	$23,597,904	$26,779,644

Supplemental disclosure information:
Cash paid for interest	$5,755	$84,968
Income tax paid	1,483,507	175,000

Non-cash financing activities
Warrants issued to underwriters in connection with the IPO	$-	$160,732
Prepaid stock issuance cost netted with proceeds from the IPO	$-	$308,179
Right-of-use assets obtained in exchange for operating lease obligations	$1,292,416	$-

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

Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) is a wholly owned subsidiary of Jerash Holdings and was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”) as a limited liability company on November 26, 2000 with declared capital of 150,000 Jordanian Dinar (“JOD”) (approximately US$212,000) as of September 30, 2019.

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both incorporated in Amman, Jordan as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with declared capital of JOD 50,000 as of September 30, 2019. Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments.

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

On August 28, 2019, Jiangmen Treasure Success Business Consultancy Company Limited (“Jiangmen Treasure Success”) was incorporated under the laws of the People’s Republic of China in Guangzhou City of Guangdong Province in China with a total registered capital of HKD 3 million (approximately $385,000) to support sales and marketing, sample development, merchandising, procurement and other functions. One of the Company’s subsidiaries, Treasure Success, owns 100% of Jiangmen Treasure Success. Jiangmen Treasure Success has had no operations since its inception.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company's financial position as of September 30, 2019, its results of operations and its cash flows for each of the six months ended September 30, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

As of September 30 and March 31, 2019, the total assets of Victory Apparel were $1,299 and $1,316, respectively, and Victory Apparel had no liabilities as of September 30 and March 31, 2019. These amounts are included in the Company’s consolidated balance sheets after elimination of intercompany transactions and balances. Victory Apparel was inactive for the six months ended September 30, 2019.

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

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of September 30, 2019, and March 31, 2019, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing for a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of September 30, 2019 and March 31, 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories include cost of raw materials, freight, direct labor and related production overhead. The cost of inventories is determined using the First in, First out (“FIFO”) method. The Company periodically reviews its inventories for excess or slow-moving items and makes provisions as necessary to properly reflect inventory value.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the six months ended September 30, 2019 and 2018.

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

The contract assets are recorded on the unaudited condensed consolidated balance sheet as accounts receivable as of September 30, 2019 and March 31, 2019. For the six months ended September 30, 2019 and 2018, there was no revenue recognized from performance obligations related to prior periods. As of September 30, 2019, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see Note 13).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenues. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $292,354 and $281,270 for the three months ended September 30, 2019 and 2018, respectively. Total shipping and handling expenses were $501,136 and $416,152 for the six months ended September 30, 2019 and 2018, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Deferred income taxes were immaterial as of September 30, 2019 and March 31, 2019.

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during the six months ended September 30, 2019 and 2018.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar and the Company uses the Jordanian Dinar (“JOD”) as its functional currency, except Treasure Success, which uses the Hong Kong Dollar (“HKD”) as its functional currency. The assets and liabilities of the Company have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into U.S. dollars using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods, therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

	September 30, 2019	March 31, 2019
Period-end spot rate	US$1=JOD 0.7090	US$1=JOD 0.7090
	US$1=HKD 7.8370	US$1=HKD 7.8500
Average rate	US$1=JOD 0.7090	US$1=JOD 0.7091
	US$1=HKD 7.8370	US$1=HKD 7.8420

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, due from related parties, due from shareholders, accounts payable, accrued expenses, other payables and short-term loan to approximate the fair value of the respective assets and liabilities at September 30, 2019 and March 31, 2019 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2019 and March 31, 2019, $6,534,151 and $7,121,161, respectively, of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of September 30, 2019 and March 31, 2019, $17,767,885 and $20,614,581, respectively, of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of September 30, 2019 and March 31, 2019, $92,744 and $98,726, respectively, of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk.

The risk is mitigated by the Company's assessment of its customers' creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policy on exporting business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenues and purchases with specific customers and suppliers. For the three months ended September 30, 2019, one end-customer accounted for 87% of total revenue. For the three months ended September 2018, two end-customers accounted for 78% and 11% of total revenue. For the six months ended September 30, 2019 and 2018, one end-customer accounted for 91% and 83%, respectively, of total revenue. As of September 30, 2019 and March 31, 2019, one end-customer accounted for 81% and 96% of the total accounts receivable balance, respectively.

For the three months ended September 30, 2019, the Company purchased approximately 18% and 13% of its raw materials from two major suppliers. For the six months ended September 30, 2019, the Company purchased approximately 24% and 11% of its raw materials from two major suppliers. For the three months ended September 30, 2018, the Company purchased approximately 14% and 11% of its raw materials from two major suppliers. For the six months ended September 30, 2018, the Company purchased approximately 19% and 13% of its raw materials from two major suppliers. As of September 30, 2019, accounts payable to the Company’s three major suppliers accounted for 25%, 14% and 10% of the total accounts payable balance. As of March 31, 2019, accounts payable to these three major suppliers separately accounted for 40%, 20% and 14% of the total accounts payable balance.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

New Accounting Pronouncements Recently Adopted

The Company adopted ASU No. 2016-02—Leases (Topic 842), as of April 1, 2019, using a modified retrospective transition method permitted under ASU No. 2018-11. This transition approach provides a method for recording existing leases only at the date of adoption and does not require previously reported balances to be adjusted. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of approximately $1.3 million and $0.9 million, respectively, as of April 1, 2019. The standard did not materially impact consolidated net earnings and had no impact on cash flows. (See Note 6).

New Accounting Pronouncements Recently Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of the Company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company will adopt ASU 2016-13 and its related amendments effective January 1, 2020, and the Company does not expect the adoption to have a material effect on its consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLES, NET

The Company’s net accounts receivable is as follows:

	As of	As of
	September 30, 2019	March 31, 2019
Trade accounts receivable	$14,307,200	$4,020,369
Less: allowances for doubtful accounts	-	-
Accounts receivables, net	$14,307,200	$4,020,369

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	September 30, 2019	March 31, 2019
Raw materials	$6,366,507	$11,601,262
Work-in-progress	780,676	1,889,329
Finished goods	5,903,471	7,583,652
Total inventory	$13,050,654	$21,074,243

NOTE 6 – LEASES

The Company has thirty-three operating leases for manufacturing facilities and offices. Some leases include one or more options to renew, which is typically at the Company's sole discretion. The majority of renewals to extend the lease terms are not included in our right of use assets and lease liabilities as they are not reasonably certain of exercise. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in remeasurement of the right of use asset and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Effective April 1, 2019, the Company adopted the new lease accounting standard using a modified retrospective transition method which allowed the Company not to recast comparative periods presented in its unaudited condensed consolidated financial statements. In addition, the Company elected the package of practical expedients, which allowed the Company to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company combines the lease and non-lease components in determining the right-of-use (“ROU”) assets and related lease obligation. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities as disclosed below and had no impact on accumulated deficit as of September 30, 2019. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

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

NOTE 6 – LEASES (Continued)

Supplemental balance sheet information related to operating leases was as follows:

September 30, 2019
(unaudited)
Right-of-use assets	$1,288,159

Operating lease liabilities - current	$266,862
Operating lease liabilities - non-current	639,532
Total operating lease liabilities	$906,394

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of September 30, 2019:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	4.0

Weighted average discount rate	4.06%

During the three months ended September 30, 2019 and 2018, the Company incurred total operating lease expenses of $402,950 and $347,286, respectively. During the six months ended September 30, 2019 and 2018, the Company incurred total operating lease expenses of $945,735 and $689,629, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of September 30, 2019:

2020	$253,510
2021	387,114
2022	284,084
2023	223,669
2024	171,384
Thereafter	80,669
Total lease payments	1,400,430
Less: imputed interest	(112,271)
Less: prepayments	(381,765)
Present value of lease liabilities	$906,394

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of	As of
	September 30, 2019	March 31, 2019
Land (1)	$1,389,030	$61,078
Property and buildings	432,562	432,562
Equipment and machinery (2)	6,871,155	5,560,265
Office and electric equipment	678,058	550,738
Automobiles	415,589	367,332
Leasehold improvements	2,522,481	1,652,038
Subtotal	12,308,875	8,624,013
Construction in progress (3)	194,752	200,042
Less: Accumulated depreciation and amortization (4)	(7,162,551)	(6,467,793)
Property and equipment, net	$5,341,076	$2,356,262

(1)   On August 7, 2019, the Company, through Jerash Garments, closed on a transaction to purchase 12,340 square meters (approximately 3 acres) of land in Al Tajamouat Industrial City, Jordan (the “Jordan Property”) from a third party to construct a dormitory for the Company’s employees. The aggregate purchase price of the Jordan Property was JOD863,800 (approximately US$1,218,347).

(2)  On June 18, 2019, the Company closed on a transaction whereby it acquired all of the outstanding shares of Paramount, a contract manufacturer based in Amman, Jordan. As a result, Paramount became of subsidiary of Jerash Garments, and the Company assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of acquisition, so this transaction was accounted for as an asset acquisition. $980,000 was paid in cash to acquire all of the machinery and equipment from Paramount and the machinery and equipment were transferred to the Company.

(3)  The construction in progress account represents costs incurred for constructing a dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet, located in the Tafilah Governorate of Jordan, and is expected to be operational in November 2019.

(4)   Depreciation and amortization expense was $386,136 and $334,232 for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense was $724,778 and $653,542 for the six months ended September 30, 2019 and 2018, respectively.

NOTE 8 – EQUITY

Preferred Stock

The Company has 500,000 authorized shares of preferred stock with a par value of $0.001 per share, and with none issued and outstanding as of September 30, 2019 and March 31, 2019. The preferred stock can be issued by the Board of Directors of Jerash Holdings in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations or restrictions of such rights as the Board of Directors may determine from time to time.

NOTE 8 – EQUITY (Continued)

Common Stock

The Company has 30,000,000 authorized shares of common stock with a par value of $0.001 per share.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As of both September 30, 2019 and March 31, 2019, the consolidated balance of the statutory reserve was $212,739.

Dividends

On July 31, 2019, the Board of Directors of Jerash Holdings declared a cash dividend of $0.05 per share of common stock, payable to shareholders of record at the close of business on August 11, 2019. The dividend, equal to $566,250 in the aggregate, was paid on August 19, 2019.

On May 17, 2019, February 7, 2019 and November 1, 2018, the Board of Directors of Jerash Holdings also declared a cash dividend of $0.05 per share of common stock. The cash dividends of $566,250 were paid in full on June 5, 2019, February 27, 2019 and November 27, 2018, respectively.

Initial Public Offering

The registration statement on Form S-1 (File No. 333-222596) for the Company’s initial public offering (the “IPO”) was declared effective on March 14, 2018. On May 2, 2018, the Company issued 1,430,000 shares of common stock at $7.00 per share and received gross proceeds of $10,010,000. The Company incurred underwriting commissions of $477,341, underwriter offering expenses of $250,200 and additional underwriting expenses of $352,159, yielding net proceeds from the IPO of $8,930,300.

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

As of September 30, 2019, all of the outstanding warrants were fully vested and exercisable.

The fair value of these warrants was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Common Stock Warrants
September 30, 2019
Expected term (in years)	5.0
Risk-free interest rate (%)	1.8-2.8%
Expected volatility (%)	50.3%-52.2%
Dividend yield (%)	0.0%

Warrant activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2018	264,410	$6.35
Granted	-	-
Exercised	-	-
Cancelled	-	-
Warrants outstanding at September 30, 2019	264,410	$6.35

Stock Options

On March 21, 2018 the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved the amended and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increases the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250 shares, among other changes.

On April 9, 2018, the Board of Directors approved the issuance of 989,500 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years. As of September 30, 2019, all of these outstanding stock options were fully vested and exercisable.

NOTE 9 – STOCK BASED COMPENSATION (Continued)

Stock Options (Continued)

The fair value of these options granted on April 9, 2018 was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options
September 30, 2019
Expected term (in years)	5.0
Risk-free interest rate (%)	2.6%
Expected volatility (%)	50.3%
Dividend yield (%)	0.0%

On August 3, 2018, the Board of Directors granted the Company’s Chief Financial Officer and Head of U.S. Operations a total of 150,000 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $6.12 per share and a term of ten years. As of September 30, 2019, these outstanding options were fully vested and exercisable.

The fair value of the options granted on August 3, 2018 was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options
September 30, 2019
Expected term (in years)	10.0
Risk-free interest rate (%)	2.95%
Expected volatility (%)	50.3%
Dividend yield (%)	0.0%

Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price
Stock options outstanding at March 31, 2019	1,139,500	$6.88
Granted	-	-
Exercised	-	-
Cancelled	-	-
Stock options outstanding at September 30, 2019	1,139,500	$6.88

As of September 30, 2019, all of these outstanding stock options were fully vested and exercisable.

NOTE 10 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

	Relationship	Nature
Name of Related Party	to the Company	of Transactions
Ford Glory Holdings (“FGH”)	Affiliate, 49% indirectly owned by our President, Chief Executive Officer and Chairman, a significant stockholder	Right of Use Asset, Purchase Agreement, Purchases

Ford Glory International Limited, or (“FGIL”)	Affiliate, subsidiary of FGH	Right of Use Asset, Purchase Agreement

Value Plus (Macao Commercial Offshore) Limited (“VPMCO”)	Affiliate, subsidiary of FGH	Purchases

Yukwise Limited (“Yukwise”)	Wholly owned by our President, Chief Executive Officer and Chairman, a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Jiangmen V-Apparel Manufacturing Limited	Affiliate, subsidiary of FGH	Right of Use Asset

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

On August 15, 2019, Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a lease agreement pursuant to which Treasure Success leases it office space in Jiangmen, China from Jiangmen V-Apparel Manufacturing Limited by providing for rent in the amount of Chinese Yuan (“CNY”) 6,200 (approximately $885) per month. The lease has a ten-year term with a clause to increase the rental amount by 5% annually between the third and fifth years under the lease and the rental amount will be reviewed and negotiated between both parties according to the market rental rate.

On July 15, 2019, the Company, through Treasure Success, entered into an agreement to purchase office space together with certain parking spaces from FGIL for an aggregate purchase price of HK$63,000,000 (approximately $8.1 million). Pursuant to the agreement, Treasure Success paid an initial deposit of HK$6,300,000 (approximately $0.8 million) upon signing the agreement. On October 31, 2019, this agreement terminated pursuant to its terms because the conditions precedent to closing under the agreement were not met. As a result of the termination, on November 7, 2019, FGIL repaid in full, without interest, the deposit Treasure Success paid at the time the agreement was signed.

b.	Consulting agreements

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for each of the three months ended September 30, 2019 and 2018 and $150,000 for each of the six months ended September 30, 2019 and 2018.

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide a high level of advisory and general management services for $300,000 per annum, with automatic renewal for one-month terms. This agreement became effective as of January 1, 2018. Total advisory and management expense under this agreement were $75,000 for each the three months ended September 30, 2019 and 2018 and $150,000 for each of the six months ended September 30, 2019 and 2018.

c.	Personal Guarantees

Borrowings under the Credit Facilities, as defined in Note 11, with HSBC were previously collateralized by the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun. These guarantees were released as of August 12, 2019. (See Note 11).

NOTE 11 – CREDIT FACILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with HSBC (the “2017 Facility Letter”), which was amended pursuant to a letter agreement dated June 19, 2018 (the “2018 Facility Letter”) and increased to $11,000,000 pursuant to a letter agreement dated August 12, 2019 (the “2019 Facility Letter”, and together with the 2018 Facility Letter and 2017 Facility Letter, the “Facility Letter”). In addition, pursuant to an offer letter dated June 5, 2017, which was amended pursuant to a letter agreement dated June 14, 2018, HSBC offered to provide Treasure Success with a $12,000,000 factoring facility for certain debt purchase services related to our accounts receivables (the “Factoring Agreement” and together with the Facility Letter, the “Credit Facilities”). The Credit Facilities are guaranteed by Jerash Holdings, Jerash Garments and Treasure Success. In addition, the Credit Facilities required cash and other investment security collateral of $3,000,000. As of January 22, 2019, the security collateral of $3,000,000 was released. HSBC released the personal guarantees of the individual shareholders August 12, 2019. The Credit Facilities provide that drawings under the Credit Facilities are charged interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.5% for drawings in Hong Kong dollars, and the London Interbank Offered Rate (“LIBOR”) plus 1.5% for drawings in other currencies. In addition, the Credit Facilities also contain certain service charges and other commissions and fees.

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

As of September 30, 2019, and March 31, 2019, the Company had made $16,049 and $360,401 in withdrawals, respectively, under the Credit Facilities, which are due within 120 days of each borrowing date or upon demand by HSBC. As of September 30, 2019, $16,049 was outstanding under the Factoring Agreement and no amounts were outstanding under the Facility Letter. As of March 31, 2019, $85,421 was outstanding under the Factoring Agreement and $274,980 outstanding under the Facility Letter.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter, dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of September 30, 2019, and March 31, 2019, the Company had an outstanding amount of $0 and $288,310, respectively, in import invoice financing.

NOTE 12 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2019 and 2018. 57,200 IPO Underwriter Warrants were anti-dilutive for the three and six months ended September 30, 2019 and excluded from the EPS calculation. For the three and six months ended September 30, 2018, 57,200 IPO Underwriter Warrants, 50,000 stock options to the Company’s Chief Financial Officer and 100,000 stock options to the Company’s Head of U.S. Operations were anti-dilutive.

	Three Months Ended September 30, (in $000s except share and per share information)		Six Months Ended September 30, (in $000s except share and per share information)
	2019	2018	2019	2018
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Shareholders	$3,593	$4,587	$5,142	$3,702

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,325,000	11,325,000	11,325,000	11,074,945
Dilutive securities – unexercised warrants and options	182,071	55,314	171,803	155,354
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,507,071	11,380,314	11,496,803	11,230,299
Basic earnings per share	$0.32	$0.41	$0.45	$0.33

Diluted earnings per share	$0.31	$0.40	$0.45	$0.33

NOTE 13 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company's business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended September 30, 2019 and 2018, outerwear accounted for approximately 94.8% and 96.3% of total revenue, respectively. For the six months ended September 30, 2019 and 2018, outerwear accounted for approximately 95.5% and 97.3% of total revenue, respectively. Based on management's assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended September 30, 2019 and 2018, respectively.

	For the Three months ended
	September 30, 2019	September 30, 2018
United States	$29,352,998	$27,864,070
Jordan	1,094,707	4,968,784
Other countries	163,414	631,543
Total	$30,611,119	$33,464,397

The following table summarizes sales by geographic areas for the six months ended September 30, 2019 and 2018, respectively.

	For the Six months ended
	September 30, 2019	September 30, 2018
United States	$51,393,943	$45,673,431
Jordan	1,581,087	5,098,997
Other countries	163,414	1,055,054
Total	$53,138,444	$51,827,482

All long-lived assets were located in Jordan as of September 30, 2019 and March 31, 2019.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, a new entity, Jiangmen Treasure Success, was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China with a total registered capital of HKD 3 million (approximately $385,000). The Company’s subsidiary, Treasure Success, is required to contribute HKD 3 million (approximately $385,000) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of the date of this report, Treasure Success has not made the capital contribution. Pursuant to Jiangmen Treasure Success’s organizational documents, the Company is required to complete the capital contribution before December 31, 2029.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act imposed a tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part of the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. Additionally, under the provisions of the Tax Act, for taxable years beginning after December 31, 2017, the foreign earnings of Jerash Garments and its subsidiaries are subject to U.S. taxation at the Jerash Holdings level under the new Global Intangible Low-Taxed Income (“GILTI”) regime. The GILTI provisions have an effect of increasing the effective tax rate by absorbing the current year loss generated by Jerash Holdings. However, Jerash Holdings is eligible to claim a deduction of up to 50% of GILTI income and is eligible to claim a foreign tax credit on the foreign taxes paid by Jerash Garments and its subsidiaries which are attributable to GILTI. Furthermore, the GILTI income is effectively exempt from tax in the states in which Jerash Holdings operates. As a result of these provisions, Jerash Holdings is not expected to have an incremental U.S. cash tax cost as a result of the GILTI rules during fiscal 2020.

NOTE 16 – SUBSEQUENT EVENTS

As of October 27, 2019, our Chairman and Chief Executive Officer assumed the positions of principal financial officer and principal accounting officer on an interim basis upon the death of Richard J. Shaw.

On October 31, 2019, the agreement between Treasure Success and FGIL for the purchase of office and parking spaces terminated pursuant to its terms. See Note 10.

On November 4, 2019, the Company’s Board of Directors approved the payment of a dividend of $0.05 per share payable on November 26, 2019 to stockholders of record as of the close of business on November 18, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenues or other financial items; any statements regarding the adequacy, availability and sources of capital, any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” “project” or “anticipate” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended March 31, 2019 and in subsequent reports that we file with the Securities and Exchange Commission (the “SEC”).

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

Results of Operations

Three months ended September 30, 2019 and September 30, 2018

The following table summarizes the results of our operations during the three-month periods ended September 30, 2019 and 2018 and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$30,611	100%	$33,464	100%	$(2,853)	(9)%
Cost of goods sold	23,309	76%	25,115	75%	(1,806)	(7)%
Gross profit	7,302	24%	8,349	25%	(1,047)	(13)%

Selling, general and administrative expenses	2,921	10%	2,099	6%	822	39%
Stock-based compensation expenses	193	0%	193	1%	-	-
Other expense, net	5	0%	7	0%	(2)	(29)%
Net income before taxation	$4,183	14%	$6,050	18%	$(1,867)	(31)%
Taxation	595	2%	1,463	4%	(868)	(59)%
Net income	$3,588	12%	$4,587	14%	$(999)	(22)%

Revenue. Revenue decreased by approximately $2.9 million or 9%, to $30.6 million, for the three months ended September 30, 2019 from approximately $33.5 million for the same period in fiscal 2019. The decrease was mainly because in the prior year quarter, approximately $2.5 million of shipments scheduled to be shipped in June were shipped in early July due to the Eid al-Fitr holiday in mid-June. Because this holiday fell in early June 2019, the shipment backlog was cleared before end of June. In addition, there were comparatively more orders (over $3.3 million) which were originally scheduled to be delivered in late September 2019 but actually shipped out in early October 2019 and thus not recognized as sales in the second quarter.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended September 30, 2019.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September, 2019
	Sales
	Amount	%
VF Corporation(1)	$26,582	86.8%
New Balance	936	3.1%
Dick’s Sporting Goods	807	2.6%
Others	2,286	7.5%
Total	$30,611	100.0%

(1)	Substantially all of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$29,353	96%	$27,864	83%	$1,489	5%
Jordan	1,095	3%	4,969	15%	(3,874)	(78)%
Others	163	1%	631	2%	(468)	(74)%
Total	$30,611	100%	$33,464	100%	$(2,853)	(9)%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, which became effective December 2001, all apparel manufactured in Jordan can be exported to the U.S. with free duty. This treaty provides substantial benefits to us by allowing us to compete and to expand our garment export business in the U.S.

The increase in sales to the U.S. of approximately 5% in the three months ended September 30, 2019, was mainly attributable to the expansion of our customer base to include more customers with export orders in the US.

For the three months ended September 30, 2019, sales to Jordan and other locations decreased by 78% and 74% respectively as the group devoted more resources on the abovementioned orders from new export customers which have higher profit margin on average, and had limited production capacities for local orders.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $1.8 million, or 7%, to approximately $23.3 million, for the three months ended September 30, 2019 compared to approximately $25.1 million for the same period in fiscal 2019. As a percentage of revenues, the cost of goods sold increased by approximately 1% to 76% for the three months ended September 30, 2019 compared to 75% for the same period in fiscal 2019. The increase in cost of goods sold as a percentage of revenues was primarily attributable the expansion of our client base to customers including New Balance and Dick’s Sporting Goods. Also, our Paramount facility and new satellite factory are still in the warm-up phase and have not yet contributed to our gross margin. For the three months ended September 30, 2019, we purchased 18% and 13% of our raw materials from two major suppliers, Duck San Enterprise Co., Ltd (“Duck San”) and Universal Star Corporation (“Universal Star”), respectively. For the three months ended September 30, 2018, the Company purchased approximately 14% and 11% of our raw materials from two major suppliers, Universal Star and Sunny Special Dyeing & Finishing Co., Ltd, respectively.

Gross profit margin. Gross profit margin was approximately 24% for the three months ended September 30, 2019, which was lower by 1% from 25% for the same period in fiscal 2019. The lower gross profit margin was attributable to the expansion of our customer base and the inclusion of the Paramount facility and satellite factory, which have not yet contributed to gross margin.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 39% from approximately $2.1 million for the three months ended September 30, 2018 to approximately $2.9 million for the three months ended September 30, 2019. The increase was primarily due to the increases in expenses in repair, maintenance and improvements for the newly leased production premises and satellite factories, expenses related to a land purchase and its related dormitory construction and expenses to expand marketing and supporting functions in the Hong Kong office.

Stock-based compensation expenses. There was a stock-based compensation expense related to the issuance of stock options and warrants in relation to the IPO in May 2018. There were $0.19 million and $0.19 million stock-based compensation expenses in the quarter ended September 30, 2019 and September 30, 2018, respectively.

Other expense, net. Other expense, net was approximately $5,000 for the three months ended September 30, 2019, as compared to other expense, net of approximately $6,800 for the same period in fiscal 2019. The decrease was primarily due to gain on the foreign currency exchange loss from converting Jordanian Dinars to U.S. Dollars for financial reporting.

Net income before taxation. Net income before taxation for the three months ended September 30, 2019 was $4.2 million compared to net income before taxation of approximately $6.0 million in the three months ended September 30, 2018. The increase was mainly attributable to the lower sales and gross margin, and the increase in sales, and increase in selling, general and administrative expenses mentioned above.

Taxation. Income tax expense for the three months ended September 30, 2019 was $0.6 million compared to income tax expense of $1.5 million in the three months ended September 30, 2018. The effective tax rates were 14.2% and 24.2% for the three months ended September 30, 2019 and 2018, respectively. The decrease of the income tax expense for the three months ended September 30, 2019 was mainly because of the impact of the one-time transition Toll Charge of approximately $1.5 million accrued in comparative period, and no such tax expense in current period. In addition, the Company became subject to corporate income tax in Jordan at a rate of 10% plus a 1% social contribution as of January 1, 2019. The Jordanian corporate income tax accrued during three months ended September 30, 2019 caused an increase of approximately $0.5 million compared with the same period of fiscal 2019. GILTI was insignificant for the three months ended September 30, 2019 and 2018. See further discussion in Note 15.

Net income. Net income for the three months ended September 30, 2019 was $3.6 million compared to a net income of $4.6 million for the same period in fiscal 2019. The decrease was primarily attributable to lower sales and gross margin, and increased selling and administrative expenses which were partially offset by a decrease in income tax expense.

Six months ended September 30, 2019 and September 30, 2018

The following table summarizes the results of our operations during the six-month periods ended September 30, 2019 and 2018 and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2019		Six Months Ended September 30, 2018		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$53,138	100%	$51,827	100%	$1,311	3%
Cost of goods sold	41,323	78%	38,818	75%	2,505	6%
Gross profit	11,815	22%	13,009	25%	(1,194)	(9)%
Selling, general and administrative expenses	5,545	11%	4,077	8%	1,468	36%
Stock-based compensation expenses	193	0%	3,400	6%	(3,207)	(94)%
Other expense, net	9	0%	1	0%	8	800%
Net income before taxation	$6,068	11%	$5,531	11%	$537	10%
Taxation	930	2%	1,829	4%	(899)	(49)%
Net income	$5,138	9%	$3,702	7%	$1,436	39%

Revenue. Revenue increased by approximately $1.3 million or 3%, to $53.1 million, for the six months ended September 30, 2019 from approximately $51.8 million for the same period in fiscal 2019. The increase was mainly the result of our expansion in client base to attract orders from other U.S. customers, including New Balance and Dick’s Sporting Goods.

The following table outlines the dollar amount and percentage of total sales to our customers the six months ended September 30, 2019.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September, 2019
	Sales
	Amount	%
VF Corporation(1)	$48,312	90.9%
New Balance	936	1.8%
Dick’s Sporting Goods	807	1.5%
Others	3,083	5.8%
Total	$53,138	100.0%

(1) Substantially all of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2019		Six Months Ended September 30, 2018		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$51,394	97%	$45,673	88%	$5,721	13%
Jordan	1,581	3%	5,099	10%	(3,518)	(69)%
Others	163	0%	1,055	2%	(892)	(85)%
Total	$53,138	100%	$51,827	100%	$1,311	3%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, all apparel manufactured in Jordan can be exported to the U.S. with free duty. This treaty provides substantial benefits to us by allowing us to compete and to expand our garment export business in the U.S.

The increase in sales to the U.S. of approximately 13%, or $5.7 million, in the six months ended September 30, 2019 was mainly attributable to the increase in orders from both existing and new customers in the U.S.

Sales to customers in Jordan and other locations decreased by 69% and 85% respectively for the six-month ended September 30, 2019 compared with the same period in fiscal 2019. The decrease was attributable to our focus on export orders which on average provide better profit margin rather than relatively low profit margin local orders.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $2.5 million or 6%, to approximately $41.3 million, for the six months ended September 30, 2019 compared to approximately $38.8 million for the same period in fiscal 2019.

As a percentage of revenues, the cost of goods sold was 78%, which was 3% higher than the same period in fiscal 2019. The lower gross profit margin was attributable to the introduction of new customers and inclusion of Paramount facility and satellite factory, which have not yet contributed to gross margin. For the six months ended September 30, 2019, we purchased approximately 24% and 11% of our raw materials from two major suppliers, Duck San and Universal Star, respectively. For the six months ended September 30, 2018, the Company purchased approximately 19% and 13% of our raw materials from two major suppliers, Duck San and Universal Star, respectively.

Gross profit margin. Gross profit margin was approximately 22% for the six months ended September 30, 2019, which was 3% lower than the same period in fiscal 2019. The lower gross profit margin was attributable to the expansion of our customer base and the inclusion of the Paramount facility and satellite factory, which have not yet contributed to gross margin

Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 36% from approximately $4.1 million for the six months ended September 30, 2018 to approximately $5.5 million for the six months ended September 30, 2019. The increase was primarily due to the increases in expenses in repair, maintenance and improvements for the newly leased production premises and satellite factories, expenses related to a land purchase and its related dormitory construction and expenses to expand marketing and supporting functions in the Hong Kong office in the six-month period ended September 30, 2019.

Stock-based compensation expenses. There was a stock-based compensation expense related to the issuance of stock options and warrants in relation to the IPO in May 2018. There were $0.19 million and $3.4 million stock-based compensation expenses in the six-month period ended September 30, 2019 and September 30, 2018, respectively.

Other expense, net. Other expense, net was approximately $9,600 for the six months ended September 30, 2019, as compared to other expense, net of approximately $1,300 for the same period in fiscal 2019. The increase was primarily due to gain on the foreign currency exchange loss from converting Jordanian Dinars to U.S. Dollars for financial reporting.

Net income before taxation. Net income before taxation for the six months ended September 30, 2019 was $6.1 million compared to net income before taxation of approximately $5.5 million in the six months ended September 30, 2018. The increase was mainly attributable to the $3.4 million of stock-based compensation reported in fiscal 2019 mentioned above, partially offset by the increases in expenses in repair, maintenance and improvements for the newly leased production premises and satellite factories, expenses related to a land purchase and its related dormitory construction and expenses to expand marketing and supporting functions in the Hong Kong office to date in fiscal 2020.

Taxation. Income tax expense for the six months ended September 30, 2019 was $0.9 million compared to income tax expense of $1.8 million in the six months ended September 30, 2018. The effective tax rate was 15.3% and 33.1% for the six months ended September 30, 2019 and 2018, respectively. The decrease of the income tax expense for the six months ended September 30, 2019 was mainly because of the impact of the one-time transition Toll Charge of approximately $1.8 million accrued in comparative period, and no such tax expense in current period. In addition, the Company became subject to corporate income tax in Jordan at a rate of 10% plus a 1% social contribution in January 1, 2019. The Jordanian corporate income tax accrued during six months ended September 30, 2019 caused an increase of approximately $0.9 million compared with the same period of fiscal 2019. GILTI was insignificant for the six months ended September 30, 2019 and 2018. See further discussion in Note 15.

Net income. Net income for the six months ended September 30, 2019 was $5.1 million compared to a net income of $3.7 million for the same period in fiscal 2019. The increase was primarily attributable to a the $3.4 million of stock-based compensation and a provision for taxation of $1.8 million reported in fiscal 2019 due to the implementation of the Tax Cuts and Jobs Act, partially offset by the increases in expenses in repair, maintenance and improvements for the newly leased production premises and satellite factories, expenses related to a land purchase and its related dormitory construction, expenses to expand marketing and supporting functions in the Hong Kong office in fiscal 2020, and lower income tax expenses.

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

As of September 30, 2019, we had cash of approximately $23.6 million and restricted cash of approximately $0.8 million compared to cash of approximately $27.2 million and restricted cash of approximately $0.7 million at March 31, 2019. The reduction in cash is a result of working capital uses, purchase of property, plant, and equipment, acquisition of assets, dividend distribution, and repayment of our working capital line of credit.

Our current assets as of September 30, 2019 were approximately $55.2 million and our current liabilities were approximately $6.2 million, which resulted in a ratio of approximately 8.9. As of March 31, 2019, our current assets were approximately $55.4 million and our current liabilities were $7.6 million, resulting in a ratio of 7.3.

Primary drivers in the slight decrease in current assets are a decrease in cash and inventory offset by increases in accounts receivable and advances to suppliers. Accounts receivable increased $10.3 million as shipments in the quarter have not been fully collected.

Primary drivers in the decrease in current liabilities are a reduction in amounts due under credit facilities, current income taxes payable and accounts payable offset by increases in accrued expenses.

Total equity as of September 30, 2019 was approximately $54.5 million compared to $50.3 million as of March 31, 2019.

We had net working capital of $49.0 million and $47.8 million as of September 30, 2019 and March 31, 2019, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date this document is filed.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

On July 29, 2019, our Board of Directors approved a cash dividend of $0.05 per share. The dividend was paid on August 19, 2019 to stockholders of record as of August 11, 2019.

Credit Facilities

HSBC Facility

On May 29, 2017, the Company’s wholly owned subsidiary, Treasure Success, entered into a facility letter (“2017 Facility Letter”) with Hong Kong and Shanghai Banking Corporation (“HSBC”) to provide credit to the Company, which was later amended by an offer letter between HSBC, Treasure Success and Jerash Garments dated June 19, 2018 (“2018 Facility Letter”), and further amended on August 12, 2019 (the “2019 Facility Letter,” and together with the 2017 Facility Letter and the 2018 Facility Letter, the “HSBC Facility”). The 2019 Facility Letter, extends the term of the HSBC Facility indefinitely, subject to review at any time by HSBC. Pursuant to the 2019 Facility Letter, the Company has a total credit limit of $11,000,000.

The HSBC Facility currently provides us with various credit facilities for importing and settling payment for goods purchased from the Company’s suppliers. The available credit facilities as described in greater detail below includes an import facility, import facilities with loan against import, trust receipts, clean import loan, and advances to us against purchase orders. HSBC charges an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to the release of goods immediately on the Company’s documentary credit. LIBOR was 2.56% and HIBOR was 1.75% at March 31, 2019. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000 and iii) 0.0625% for balance in excess of $100,000 and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to trust receipts whereby HSBC has title to the goods or merchandise released immediately to us. HSBC has approved certain of the Company’s suppliers that are eligible to use clean import loans. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000 and iii) 0.0625% for balance in excess of $100,000 and an interest of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to clean import loans or release of the goods or merchandise based on evidence of delivery or invoice. HSBC will advance up to 70% of the purchase order value in the Company’s favor. HSBC charges a handling fee of 0.25% and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to advances. Previously, the HSBC Facility was collateralized by the guarantees of us, Jerash Garments, Treasure Success and the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun. The personal guarantees were released by HSBC in August 2019. Jerash Garments is also required to maintain an account at HSBC for receiving payments from VF Sourcing Asia S.A.R.L. and its related companies.

In addition, to secure the Facility Letter, the Company had granted HSBC a charge of $3,000,000 over the Company’s deposits. This charge was accounted for as restricted cash in our balance sheet at March 31, 2018. Following the effectiveness of the 2018 Facility Letter, the security collateral of $3,000,000 was released.

As of September 30, 2019, no amounts were outstanding under the Facility Letter. Borrowings under the Facility Letter are due within 120 days of each borrowing date or upon demand by HSBC.

HSBC Factoring Agreement

On June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting / Factoring Agreement and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to the Company’s accounts receivables. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter - Invoice Discounting / Factoring Agreement with HSBC (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement”), which amends the 2017 Factoring Agreement. The HSBC Factoring Agreement is effective through May 1, 2019. The Company anticipates amending the HSBC Factoring Agreement to extend the term of the facility with substantially similar terms and that the Company will continue to be able to use the borrowings under the HSBC Factoring Agreement through any negotiation period. Under the current terms of the HSBC Factoring Agreement, the Company may borrow up to $12,000,000. In exchange for advances on eligible invoices from HSBC for the Company’s approved customers, HSBC charges a fee to advance such payments at a discounting charge of 1.5% per annum over 2-month LIBOR or HIBOR, as applicable. Such fee accrues on a daily basis on the amount of funds in use. HSBC has final determination of the percentage amount available for prepayment from each of the Company’s approved customers. The Company may not prepay an amount from a customer in excess of 85% of the funds available for borrowing. As of September 30, 2019, $16,049 was outstanding under the Factoring Agreement. HSBC also provides credit protection and debt services related to each of the Company’s preapproved customers. For any approved debts or collections assigned to HSBC, HSBC charges a flat fee of 0.35% on the face value of the invoice for such debt or collection. The Company may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. The Company may receive advances on invoices that are due within 30 days of the delivery of the Company’s goods, defined as the maximum invoicing period. The advances made by HSBC were collateralized by the guarantees of us, Jerash Garments and Treasure Success and the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun. If the Company fails to pay any sum due to HSBC, HSBC may charge a default interest at the rate of 8.5% per annum over the best lending rate quoted by HSBC on such defaulted amount. In addition, to secure the Factoring Agreement, the Company had granted HSBC a charge of $3,000,000 over the Company’s deposits. Following the effectiveness of the 2018 Factoring Agreement, the security collateral of $3,000,000 was released as of January 22, 2019. HSBC has released the personal guarantees of Mr. Choi and Mr. Ng, in August 2019. The HSBC Factoring Agreement is subject to the review by HSBC at any time and HSBC has discretion on whether to renew the HSBC Factoring Agreement. Either party may terminate the agreement subject to a 30-day notice period.

SCBHK Facility Letter

Pursuant to the SCBHK facility letter dated June 15, 2018 and issued to Treasure Success International Limited by SCBHK, on January 31, 2019, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. The Company was informed by SCBHK on January 31, 2019 that the SCBHK facility has been activated. As of September 30, 2019, there were no outstanding amounts under the SCBHK facility.

Six months ended September 30, 2019 and 2018

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six months ended September 30,
	2019	2018
Net cash provided by operating activities	$1,366	$8,859
Net cash used in investing activities	(3,053)	(717)
Net cash (used in) provided by financing activities	(1,765)	10,104
Effect of exchange rate changes on cash	13	19
Net (decrease) increase in cash	(3,439)	18,265
Cash, beginning of six month period	27,834	12,196
Cash, end of six month period	$24,395	$30,461

Operating Activities

Net cash provided by operating activities was approximately $1.4 million for the six months ended September 30, 2019, compared to cash provided by operating activities of approximately $8.9 million for the same period in fiscal 2019. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

•	a decrease in inventory of $8.0 million in the six months ended September 30, 2019 compared to an increase of $11.6 million in the same period in fiscal 2019;
•	a decrease in income tax payable of $554,000 in six months ended September 30, 2019 compared to an increase of $1.7 million in the same period in fiscal 2019;
•	a charge of $194,000 of stock-based payment expenses in the six months ended September 30, 2019 compared to a charge of $3.4 million in the same period in fiscal 2019;
•	an decrease of accounts payable of $1.5 million in the six months ended September 30, 2019 compared to a decrease of $3.1 million in the same period in fiscal 2019; and
•	an increase of net income to $5.1 million in the six months ended September 30, 2019 from a net income of $3.7 million in the same period in fiscal 2019.

Investing Activities

Net cash used in investing activities was approximately $3.1 million for the six months ended September 30, 2019 compared to $717,000 in the same period in fiscal 2019. The net cash used in investing activities in the six-month period this year were used in purchases of property, plant and equipment, and the acquisition of Paramount and its production facilities that started production in April, and purchased a piece of land for the construction of a dormitory in Al Tajamouat Industrial City, Jordan.

Financing Activities

Net cash used in financing activities was approximately $1.8 million for the six months ended September 30, 2019 for net repayment of short-term loans and the payment of dividends. There was a net cash inflow of $10.1 million in the same period in fiscal 2019 resulting from the net proceeds of $8.9 million of the IPO which closed on May 2, 2018, and a net increase in bank loans of $1.2 million under the bank facilities given to Treasure Success International Limited.

Statutory Reserves

In accordance with the Corporate Law in Jordan, the subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As our subsidiaries have already reserved the maximum required by law, they did not reserve any additional amounts during the six months ended September 30, 2019 and 2018.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of September 30, 2019 and 2018.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of September 30,
	2019	2018
Statutory Reserves	$213	$72
Total Restricted Net Assets	$213	$72
Consolidated Net Assets	$54,466	$49,790
Restricted Net Assets as Percentage of Consolidated Net Assets	0.39%	0.14%

Total restricted net assets accounted for approximately 0.39% of our consolidated net assets as of September 30, 2019. As discussed above, our subsidiaries in Jordan are required to reserve 10% of net profits until the reserve is equal to 100% of the subsidiary’s share capital. Our subsidiaries have already reserved the maximum amount required. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $3.1 million and $717,000 for the six months ended September 30, 2019 and 2018, respectively, including the purchase of equipment in connection with purchasing Paramount and a piece of land for the construction of dormitory in Al Tajamouat Industrial City, Jordan. Additions in land amounted to $1.3 million and additions in plant and machinery amounted to approximately $1.2 million for the six months ended September 30, 2019, while additions in plant and machinery amounted to approximately $602,000 for the six months ended September 30, 2018. Additions to leasehold improvements amounted to approximately $276,000 and $116,000 for the six months ended September 30, 2019 and 2018 respectively.

In 2015, we commenced a project to build a 4,800 square foot facility in the Tafilah Governorate of Jordan, which was initially intended to be used as a sewing workshop for Jerash Garments, but we now intend to use as a dormitory. This dormitory is expected to be operational in November 2019 and is expected to house workers for the 54,000 square foot workshop in Al-Hasa County. This project is expected to cost approximately $200,000 upon completion.

In 2018, we commenced another project to build a 54,000 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which is expected to be operational in November 2019. Provided that we satisfy certain employment requirements over certain time periods, we do not anticipate incurring any significant costs for the project, which is being constructed in conjunction with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. In the event we breach our agreement with these government agencies, we will have to pay such agencies JOD250,000 or approximately $353,000.

On December 11, 2018, we entered into an agreement through Jerash Garments to acquire all of the stock of Paramount, an existing garment manufacturing business, in order to operate our fourth manufacturing facility in Al Tajamouat Industrial City in Amman, Jordan. We have paid approximately $980,000 in aggregate as of the closing date of the transaction on June 18, 2019.

On August 7, 2019, we completed a transaction to acquire the Jordan Property to construct a dormitory for the Company’s employees with aggregate purchase price JOD863,800 (approximately $1,218,347). We expect to pay approximately $5 million in capital expenditures to build the dormitory. We expect to begin construction on the dormitory in calendar year 2020 and to complete the project in two to three years.

We projected that there will be an aggregate of approximately $7 million of capital expenditures in both the fiscal years ending March 31, 2020 and 2021 for further enhancement of business and production capacity to meet expected future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from our subsidiaries’ operations to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (principal executive officer and principal financial officer), based on his evaluation of the Company’s disclosure controls and procedures as of September 30, 2019, concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

As of October 27, 2019, our Chairman and Chief Executive Officer assumed the positions of principal financial officer and principal accounting officer on an interim basis upon the death of Richard J. Shaw.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

10.1	Agreement for Sale and Purchase between Treasure Success International Limited and Ford Glory International Limited, dated July 15, 2019	8-K	001-38474	10.1	July 24, 2019

10.2	Land Sale Agreement between Jerash Garments and Fashions Manufacturing Company Limited and Specialized Investment Compounds Co. plc, dated August 1, 2019	8-K	001-38474	10.1	August 6, 2019

10.3	Letter Agreement for Banking Facilities, dated as of August 12, 2019, by and between Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited and Jerash Garments and Fashions Manufacturing Company Limited	8-K	001-38474	10.1	August 26, 2019

10.4+	Amended and Restated 2018 Stock Incentive Plan	8-K	001-38474	10.1	September 19, 2019

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Linkbase	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

+	Indicates a management contract or compensatory plan, contract or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 2019	Jerash Holdings (US), Inc.

	By:	/s/ Choi Lin Hung
Choi Lin Hung
Chairman, Chief Executive Officer, President and Treasurer (Principal Executive, Financial and Accounting Officer)

