Form 10-Q
period 2019-12-31
Jerash Holdings (US), Inc.
filed 2020-02-13
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38474

Jerash Holdings (US), Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4701719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 Fairfield Road, Suite 338

Fairfield, New Jersey 07004

(Address of principal executive offices) (Zip Code)

(214) 906-0065

(Registrant’s telephone number, including area code)

260 East Main Street, Suite 2706

Rochester, New York 14604

(Former name, former address and former fiscal year, if changed since last report)

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

As of February 10, 2020, there were 11,325,000 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Third Quarter and Nine Months Ended December 31, 2019

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLIDINGS (US), INC.,

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$26,971,805	$27,182,158
Accounts receivable	10,003,638	4,020,369
Inventories	14,132,051	21,074,243
Prepaid expenses and other current assets	3,288,455	2,630,727
Advance to suppliers	4,948,507	443,395
Total Current Assets	59,344,456	55,350,892

Restricted cash	796,876	652,310
Long-term deposits	-	810,172
Deferred tax assets	81,344	81,461
Property, plant and equipment, net	5,656,822	2,356,262
Right of use assets	1,262,633	-
Total Assets	$67,142,131	$59,251,097

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$40,719	$648,711
Accounts payable	4,673,971	3,378,258
Accrued expenses	2,067,515	1,539,147
Income tax payable	999,792	1,164,238
Other payables	1,193,918	855,527
Operating lease liabilities – current	257,832	-
Total Current Liabilities	9,233,747	7,585,881

Operating lease liabilities – non-current	665,602	-
Income tax payable – non-current	1,269,503	1,403,087
Total Liabilities	11,168,852	8,988,968

Commitments and Contingencies

Equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,325,000 shares issued and outstanding	11,325	11,325
Additional paid-in capital	15,150,722	14,956,767
Statutory reserve	212,739	212,739
Retained earnings	40,303,489	34,786,735
Accumulated other comprehensive loss	(9,988)	(14,440)
Total Stockholder's Equity	55,668,287	49,953,126

Noncontrolling interest	304,992	309,003
Total Equity	55,973,279	50,262,129

Total Liabilities and Equity	$67,142,131	$59,251,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Revenue, net	$25,446,708	$18,677,164	$78,585,152	$70,504,646
Cost of goods sold	20,532,888	15,477,534	61,856,272	54,296,244
Gross Profit	4,913,820	3,199,630	16,728,880	16,208,402

Selling, general and administrative expenses	2,590,659	2,173,022	8,134,261	6,250,104
Stock-based compensation expenses	-	-	193,955	3,399,934
Total Operating Expenses	2,590,659	2,173,022	8,328,216	9,650,038

Income from Operations	2,323,161	1,026,608	8,400,664	6,558,364

Other Income (Expense):
Other Income (expense), net	5,913	20,885	(3,679)	19,633
Total other income (expense), net	5,913	20,885	(3,679)	19,633

Net Income before provision for income tax	2,329,074	1,047,493	8,396,985	6,577,997

Income tax expense (benefit)	255,805	(578,000)	1,185,492	1,251,000

Net income	2,073,269	1,625,493	7,211,493	5,326,997

Net loss attributable to noncontrolling interest	-	721	4,011	746

Net income attributable to Jerash Holdings (US), Inc.'s Common Stockholders	$2,073,269	$1,626,214	$7,215,504	$5,327,743

Net Income	$2,073,269	$1,625,493	$7,211,493	$5,326,997
Other Comprehensive Income:

Foreign currency translation gain	695	311	4,452	10,091

Total Comprehensive Income	2,073,964	1,625,804	7,215,945	5,337,088
Comprehensive loss income attributable to noncontrolling interest	-	720	-	592
Comprehensive Income Attributable to Jerash Holdings (US), Inc.'s Common Stockholders	$2,073,964	$1,626,524	$7,215,945	$5,337,680

Earnings Per Share Attributable to Common Stockholders:
Basic	$0.18	$0.14	$0.64	$0.48
Diluted	$0.18	$0.14	$0.63	$0.47
Weighted Average Number of Shares
Basic	11,325,000	11,325,000	11,325,000	11,158,600
Diluted	11,450,707	11,393,179	11,477,344	11,283,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity
Balance at March 31, 2018	-	$-	9,895,000	$9,895	$2,742,158	$71,699	$30,948,006	$(24,502)	$309,604	$34,056,860

Common stock issued net of stock issuance costs of $1,387,879	-	-	1,430,000	1,430	8,620,691	-	-	-	-	8,622,121
Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	3,399,934	-	-	-	-	3,399,934
Warrants issued to the underwriter	-	-	-	-	30	-	-	-	-	30
Net income (loss)	-	-	-	-	-	-	5,327,743	-	(746)	5,326,997
Dividend Distribution							(566,250)			(566,250)
Foreign currency translation gain	-	-	-	-	-	-	-	9,937	154	10,091

Balance at December 31, 2018 (unaudited)	-	$-	11,325,000	$11,325	$14,762,813	$71,699	$35,709,499	$(14,565)	$309,012	$50,849,783

Balance at March 31, 2019	-	$-	11,325,000	$11,325	$14,956,767	$212,739	$34,786,735	$(14,440)	$309,003	$50,262,129
Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	193,955	-	-	-	-	193,955
Net income (loss)	-	-	-	-	-	-	7,215,504	-	(4,011)	7,211,493
Dividend distribution	-	-	-	-	-	-	(1,698,750)	-	-	(1,698,750)
Foreign currency translation gain	-	-	-	-	-	-	-	4,452	-	4,452

Balance at December 31, 2019 (unaudited)	-	$-	11,325,000	$11,325	$15,150,722	$212,739	$40,303,489	$(9,988)	$304,992	$55,973,279

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity
Balance at September 30, 2018 (unaudited)	-	$-	11,325,000	$11,325	$14,762,813	$71,699	$34,649,535	$(14,875)	$309,732	$49,790,229

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	1,626,214	-	(721)	1,625,493
Foreign currency translation gain	-	-	-	-	-	-	-	310	1	311
Dividend Distribution							(566,250)			(566,250)

Balance at December 31, 2018 (unaudited)	-	$-	11,325,000	$11,325	$14,762,813	$71,699	$35,709,499	$(14,565)	$309,012	$50,849,783

Balance at September 30, 2019 (unaudited)	-	$-	11,325,000	$11,325	$15,150,722	$212,739	$38,796,470	$(10,683)	$304,992	$54,465,565
Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	2,073,269	-	-	2,073,269
Dividend distribution	-	-	-	-	-	-	(566,250)	-	-	(566,250)
Foreign currency translation gain	-	-	-	-	-	-	-	695	-	695

Balance at December 31, 2019 (unaudited)	-	$-	11,325,000	$11,325	$15,150,722	$212,739	$40,303,489	$(9,988)	$304,992	$55,973,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,211,493	$5,326,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,108,252	959,975
Stock-based compensation expense	193,955	3,399,934
Changes in operating assets:
Accounts receivable	(5,982,845)	(7,889,687)
Accounts receivable - related party	-	50,044
Inventories	6,941,700	8,181,267
Prepaid expenses and other current assets	(513,111)	(252,714)
Advance to suppliers	(4,504,793)	1,064,756
Right of use assets	(1,262,544)	-
Changes in operating liabilities:
Accounts payable	1,295,622	(186,461)
Accrued expenses	528,331	118,470
Other payables	338,366	78,070
Operating lease liabilities	923,368	-
Income tax payable	(298,030)	1,076,000
Net cash provided by operating activities	5,979,764	11,926,651

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,752,669)	(724,325)
Acquisition deposit		(380,000)
Net cash used in investing activities	(3,752,669)	(1,104,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distribution	(1,698,750)	(566,250)
Repayment from short-term loan	(648,667)	(959,630)
Proceeds from short-term loan	40,719	-
Net proceeds from Common stock	-	8,930,300
Warrants issued to the underwriter	-	30
Net cash (used in) provided by financing activities	(2,306,698)	7,404,450

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,816	(31,145)

NET (DECREASE)/ INCREASE IN CASH AND RESTRICTED CASH	(65,787)	18,195,631

CASH AND RESTRICTED CASH, BEGINNING OF THE PERIOD	27,834,468	12,196,110

CASH AND RESTRICTED CASH, END OF THE PERIOD	$27,768,681	$30,391,741

CASH AND RESTRICTED CASH, END OF THE PERIOD	$27,768,681	$30,391,741
LESS: NON-CURRENT RESTRICTED CASH	796,876	3,679,970
CASH, END OF PERIOD	$26,971,805	$26,711,771

Supplemental disclosure information:
Cash paid for interest	$5,858	$90,112
Income tax paid	$1,483,507	$175,000

Non-cash financing activities
Warrants issued to underwriters in connection with the IPO	$-	$160,732
Prepaid stock issuance cost netted with proceeds from the IPO	$-	$308,179
Right of use assets obtained in exchange for operating lease obligations	$1,398,016	$-

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

Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) is a wholly owned subsidiary of Jerash Holdings and was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”), as a limited liability company on November 26, 2000 with declared capital of 150,000 Jordanian Dinar (“JOD”) (approximately US$212,000) as of December 31, 2019.

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both incorporated in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with declared capital of JOD50,000 as of December 31, 2019. Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments.

Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”), was a contract garment manufacturer that was incorporated in Amman, Jordan, as a limited liability company on October 24, 2004 with declared capital of JOD100,000. On December 11, 2018, Jerash Garments and the sole stockholder of Paramount entered into an agreement pursuant to which Jerash Garments acquired all of the outstanding shares of stock of Paramount. Jerash Garments assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of June 18, 2019, Paramount became a subsidiary of Jerash Garments.

Treasure Success International Limited (“Treasure Success”) was incorporated on July 5, 2016 in Hong Kong, China, for the primary purpose of employing staff from China to support Jerash Garments' operations and is a wholly-owned subsidiary of Jerash Holdings.

Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”) was incorporated as a limited liability company in Amman, Jordan, on September 18, 2005 with declared capital of JOD50,000. Victory Apparel has no significant assets or liabilities or other operating activities of its own.

Although Jerash Garments does not own the equity interest of Victory Apparel, our president, director, and significant stockholder, Mr. Choi Lin Hung (“Mr. Choi”), is also a director of Victory Apparel and controls all decision-making for Victory Apparel along with our other significant stockholder, Mr. Lee Kian Tjiauw, who has the ability to control Victory Apparel’s financial affairs. In addition, Victory Apparel's equity at risk is not sufficient to permit it to operate without additional subordinated financial support from Mr. Choi. Based on these facts, we concluded that Jerash Garments has effective control over Victory Apparel due to Mr. Choi’s roles at both organizations and therefore Victory Apparel is considered a Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”) 810-10-05-08A. Accordingly, Jerash Garments consolidates Victory Apparel’s operating results, assets, and liabilities.

Jiangmen Treasure Success Business Consultancy Company Limited (“Jiangmen Treasure Success”) was incorporated on August 28, 2019 under the laws of the People’s Republic of China in Jiangmen City of Guangdong Province in China with a total registered capital of 3 million Hong Kong Dollars (“HKD”) (approximately $385,000) to provide support in sales and marketing, sample development, merchandising, procurement, and other areas. Treasure Success, owns 100% of the equity interests in Jiangmen Treasure Success.

Jerash Holdings, and its subsidiaries and VIE (herein collectively referred to as the “Company”) are engaged in manufacturing customized ready-made outerwear from knitted fabric and exporting produced apparel for large brand-name retailers. The Company intends to diversify its range of products to include additional pieces such as trousers and urban styling outerwear using different types of natural and synthetic materials. The Company also plans to expand its workforce in Jordan with workers from other countries, including Bangladesh, Sri Lanka, India, Myanmar, and Nepal.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair presentation of the Company's financial position as of December 31, 2019, its results of operations for the three and nine months ended December 31, 2019 and 2018, and its cash flows for the nine months ended December 31, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, and its subsidiaries and VIE. All significant intercompany balances and transactions have been eliminated in consolidation.

In accordance with accounting standards regarding the consolidation of variable interest entities, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which a company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

As of December 31, and March 31, 2019, the total assets of Victory Apparel were $1,299 and $1,316, respectively, and Victory Apparel had no liabilities as of December 31, and March 31, 2019. These amounts are included in the Company’s consolidated balance sheets after elimination of intercompany transactions and balances. Victory Apparel was inactive for the nine months ended December 31, 2019.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s most significant estimates include allowance for doubtful accounts, valuation of inventory reserve, useful lives of buildings, and other property and the measurement of stock-based compensation expense. Actual results could differ from these estimates.

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of December 31, 2019 and March 31, 2019, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of cash used as security deposits to secure custom clearance under the requirements of local regulations. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These security deposits at the bank are refundable only when the bank facilities are terminated. The restricted cash is classified as a non-current asset since the Company has no intention to terminate these bank facilities within one year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing for a maximum of 90 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management's best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of income and comprehensive income. Actual amounts received may differ from management's estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. No allowance was considered necessary as of December 31, 2019 and March 31, 2019.

Advance to Suppliers

Advance to suppliers consists of balances paid to suppliers for services or materials purchased that have not been provided or received. Advance to suppliers for services and materials is short-term in nature. Advance to Suppliers is reviewed periodically to determine whether its carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the advance becomes doubtful. The Company uses the aging method to estimate the allowance for uncollectible balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for doubtful accounts by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances. No allowance was considered necessary as of December 31, 2019 and March 31, 2019.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the nine months ended December 31, 2019 and 2018.

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

The contract assets are recorded on the unaudited condensed consolidated balance sheet as accounts receivable as of December 31, 2019 and March 31, 2019. For the nine months ended December 31, 2019 and 2018, there was no revenue recognized from performance obligations related to prior periods. As of December 31, 2019, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see Note 14).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenues. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $168,580 and $177,071 for the three months ended December 31, 2019 and 2018, respectively. Total shipping and handling expenses were $669,716 and $593,223 for the nine months ended December 31, 2019 and 2018, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Deferred income taxes were immaterial as of December 31, 2019 and March 31, 2019.

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during the nine months ended December 31, 2019 and 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD as its functional currency in Jordanian companies, HKD in Treasure Success, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as functional currency of each abovementioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

	December 31, 2019	March 31, 2019	December 31, 2018
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7877 US$1=CNY6.9680	US$1=HKD7.8500	US$1=HKD7.8309
Average rate	US$1=JOD0.7090	US$1=JOD0.7091	US$1=JOD0.7091
	US$1=HKD7.8314 US$1=CNY6.9587	US$1=HKD7.8420	US$1=HKD7.8431

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company measures compensation expense for stock-based awards to non-employee contractors and directors based upon the awards’ initial grant-date fair value. The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method.

The Company estimates the fair value of stock options and warrants using a Black-Scholes model. This model is affected by the Company's stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free rates of return, the expected volatility of the Company's common stock, and expected dividend yield, each of which is more fully described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant-date fair value.

•	Expected Term: the expected term of a warrant or a stock option is the period of time that the warrant or stock option is expected to be outstanding.

•	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company's uses the nearest interest rate from the available maturities.

•	Expected Stock Price Volatility: the Company utilizes comparable public company volatility over the same period of time as the life of the warrant or stock option.

•	Dividend Yield: Until November 2018, the board of directors of Jerash Holdings (the “Board of Directors”) had not declared, and the company had not yet paid, and dividends. Accordingly, stock-based compensation awards granted prior to November 2018 assumed no dividend yield, while any subsequent stock-based compensation awards will be valued using the anticipated dividend yield.

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See Note 13).

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD or CNY to US$ is reported in other comprehensive income in the unaudited condensed consolidated statements of income and comprehensive income.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, accounts payable, accrued expenses, other payables and short-term loan to approximate the fair value of the respective assets and liabilities on December 31, 2019 and March 31, 2019 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2019 and March 31, 2019, $6,899,180 and $7,121,161, respectively, of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of December 31, 2019 and March 31, 2019, $20,987 and $0, respectively, of the Company’s cash was on deposit at financial institutions in China, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of December 31, 2019 and March 31, 2019, $20,758,683 and $20,614,581, respectively, of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of December 31, 2019 and March 31, 2019, $89,831 and $98,726, respectively, of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company's assessment of its customers' creditworthiness and its ongoing monitoring of outstanding balances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations and Credit Risk (Continued)

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policy on exporting business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenues and purchases with specific customers and suppliers. For the three months ended December 31, 2019, two end-customers accounted for 66% and 24%, respectively, of the Company’s total revenue. For the three months ended December 31, 2018, two end-customers accounted for 82% and 12%, respectively, of the Company’s total revenue. For the nine months ended December 31, 2019 and 2018, one end-customer accounted for 83% and 83%, respectively, of the Company’s total revenue. As of December 31, 2019 and March 31, 2019, one end-customer accounted for 92% and 96% of the Company’s total accounts receivable balance, respectively.

For the three months ended December 31, 2019, the Company purchased approximately 48% of its raw materials from one major supplier. For the nine months ended December 31, 2019, the Company purchased approximately 23% and 17% of its raw materials from two major suppliers, respectively. For the three months ended December 31, 2018, the Company purchased approximately 33% and 28% of its raw materials from two major suppliers, respectively. For the nine months ended December 31, 2018, the Company purchased approximately 16%, 14%, 11%, and 10% of its raw materials from four major suppliers, respectively. As of December 31, 2019, accounts payable to the Company’s two major suppliers accounted for 41% and 22% of the total accounts payable balance, respectively. As of March 31, 2019, accounts payable to three major suppliers separately accounted for 40%, 20%, and 14% of the total accounts payable balance, respectively.

A loss of any of these customers or suppliers could adversely affect the operating results or cash flows of the Company.

Risks and Uncertainties

The principal operations of the Company are located in Jordan. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in Jordan, as well as by the general state of the Jordanian economy. The Company’s operations in Jordan are subject to special considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic, and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in Jordan. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, including its organization and structure disclosed in Note 1, this may not be indicative of future results.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

New Accounting Pronouncements Recently Adopted

The Company adopted ASU No. 2016-02—Leases (Topic 842), as of April 1, 2019, using a modified retrospective transition method permitted under ASU No. 2018-11. This transition approach provides a method for recording existing leases only at the date of adoption and does not require previously reported balances to be adjusted. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of approximately $1.3 million and $0.9 million, respectively, as of April 1, 2019. The standard did not materially impact consolidated net earnings and had no impact on cash flows. (See Note 7).

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

New Accounting Pronouncements Recently Not Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of the Company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted ASU 2016-13 and its related amendments effective January 1, 2020, which did not have a material effect on its consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLES

The Company’s accounts receivable is as follows:

	As of	As of
	December 31, 2019	March 31, 2019
Trade accounts receivable	$10,003,638	$4,020,369
Less: allowances for doubtful accounts	-	-
Accounts receivables, net	$10,003,638	$4,020,369

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	December 31, 2019	March 31, 2019
Raw materials	$8,996,421	$11,601,262
Work-in-progress	806,481	1,889,329
Finished goods	4,329,149	7,583,652
Total inventory	$14,132,051	$21,074,243

NOTE 6 – ADVANCE TO SUPPLIERS

The Company’s advance to suppliers is as follows:

	As of	As of
	December 31, 2019	March 31, 2019
Advance to suppliers	$4,948,507	$443,395
Less: allowances for doubtful accounts	-	-
Advance to suppliers, net	$4,948,507	$443,395

NOTE 7 – LEASES

The Company has 33 operating leases for manufacturing facilities and offices. Some leases include one or more options to renew, which is typically at the Company's sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in remeasurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Effective April 1, 2019, the Company adopted the new lease accounting standard using a modified retrospective transition method which allowed the Company not to recast comparative periods presented in its unaudited condensed consolidated financial statements. In addition, the Company elected the package of practical expedients, which allowed the Company to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company combines the lease and non-lease components in determining the ROU assets and related lease obligation. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities as disclosed below and had no impact on accumulated deficit as of December 31, 2019. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

NOTE 7 – LEASES (Continued)

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities. Operating lease ROU assets are presented within other assets-net on the unaudited condensed consolidated balance sheet.

Supplemental balance sheet information related to operating leases was as follows:

December 31, 2019
(unaudited)
Right-of-use assets	$1,262,633

Operating lease liabilities - current	$257,832
Operating lease liabilities - non-current	665,602
Total operating lease liabilities	$923,434

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2019:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	3.7

Weighted average discount rate	4.06%

During the three months ended December 31, 2019 and 2018, the Company incurred total operating lease expenses of $494,335 and $380,705, respectively. During the nine months ended December 31, 2019 and 2018, the Company incurred total operating lease expenses of $1,440,070 and $1,070,334, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of December 31, 2019:

2020	$140,988
2021	442,176
2022	311,615
2023	223,669
2024	171,384
Thereafter	80,669
Total lease payments	1,370,501
Less: imputed interest	(107,868)
Less: prepayments	(339,199)
Present value of lease liabilities	$923,434

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of	As of
	December 31, 2019	March 31, 2019
Land (1)	$1,389,030	$61,078
Property and buildings	432,562	432,562
Equipment and machinery (2)	7,257,331	5,560,265
Office and electric equipment	771,726	550,738
Automobiles	444,671	367,332
Leasehold improvements	2,712,773	1,652,038
Subtotal	13,008,093	8,624,013
Construction in progress (3)	194,752	200,042
Less: Accumulated depreciation and amortization (4)	(7,546,023)	(6,467,793)
Property and equipment, net	$5,656,822	$2,356,262

(1)   On August 7, 2019, the Company, through Jerash Garments, closed a transaction to purchase 12,340 square meters (approximately three acres) of land in Al Tajamouat Industrial City, Jordan (the “Jordan Property”), from a third party to construct a dormitory for the Company’s employees. The aggregate purchase price of the Jordan Property was JOD863,800 (approximately US$1,218,347).

(2)   On June 18, 2019, the Company closed a transaction whereby it acquired all of the outstanding shares of Paramount, a contract manufacturer based in Amman, Jordan. As a result, Paramount became of subsidiary of Jerash Garments, and the Company assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of acquisition, so this transaction was accounted for as an asset acquisition. $980,000 was paid in cash to acquire all of the machinery and equipment from Paramount and the machinery and equipment were transferred to the Company.

(3)   The construction in progress account represents costs incurred for constructing a dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet, located in the Tafilah Governorate of Jordan, and is expected to be operational in 2020.

(4)   Depreciation and amortization expense was $383,474 and $306,433 for the three months ended December 31, 2019 and 2018, respectively. Depreciation and amortization expense was $1,108,252 and $959,975 for the nine months ended December 31, 2019 and 2018, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock authorized, par value $0.001 per share, none of which was issued and outstanding as of December 31, 2019 and March 31, 2019. The preferred stock can be issued by the Board of Directors in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company has 30,000,000 shares of common stock authorized, par value $0.001 per share, 11,325,000 shares of which were issued and outstanding as of December 31, 2019 and March 31, 2019.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As of both December 31, 2019 and March 31, 2019, the consolidated balance of the statutory reserve was $212,739.

NOTE 9 – EQUITY (Continued)

Dividends

On November 4, 2019, the Board of Directors declared a cash dividend of $0.05 per share of common stock, payable to stockholders of record at the close of business on November 18, 2019. The dividend, equal to $566,250 in the aggregate, was paid on November 26, 2019.

On July 31, 2019, the Board of Directors declared a cash dividend of $0.05 per share of common stock, payable to stockholders of record at the close of business on August 11, 2019. The dividend, equal to $566,250 in the aggregate, was paid on August 19, 2019.

On May 17, 2019, February 7, 2019, and November 1, 2018, the Board of Directors also declared a cash dividend of $0.05 per share of common stock. The cash dividends of $566,250 were paid in full on June 5, 2019, February 27, 2019, and November 27, 2018, respectively.

Initial Public Offering

The registration statement on Form S-1 (File No. 333-222596) for the Company’s initial public offering (the “IPO”) was declared effective on March 14, 2018. On May 2, 2018, the Company issued 1,430,000 shares of common stock at $7.00 per share and received gross proceeds of $10,010,000. The Company incurred underwriting commissions of $477,341, underwriter offering expenses of $250,200, and additional underwriting expenses of $352,159, yielding net proceeds from the IPO of $8,930,300.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using a Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued.

Simultaneous with the closing of the IPO, the Company issued to the underwriter and its affiliates warrants to purchase 57,200 shares of common stock (“IPO Underwriter Warrants”) at an exercise price of $8.75 per share with an expiration date of May 2, 2023. The shares underlying the IPO Underwriter Warrants were subject to a 180-day lock-up that expired on October 29, 2018.

As of December 31, 2019, all of the outstanding warrants were fully vested and exercisable.

The fair value of these warrants was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Common Stock Warrants
December 31, 2019
Expected term (in years)	5.0
Risk-free interest rate (%)	1.8-2.8%
Expected volatility (%)	50.3%-52.2%
Dividend yield (%)	0.0%

Warrant activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price
Warrants outstanding at March 31, 2018	264,410	$6.35
Granted	-	-
Exercised	-	-
Cancelled	-	-
Warrants outstanding at December 31, 2019	264,410	$6.35

NOTE 10 - STOCK BASED COMPENSATION (Continued)

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved the amended and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes.

On April 9, 2018, the Board of Directors approved the issuance of 989,500 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years. As of December 31, 2019, all of these outstanding stock options were fully vested and exercisable.

The fair value of these options granted on April 9, 2018 was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options
December 31, 2019
Expected term (in years)	5.0
Risk-free interest rate (%)	2.6%
Expected volatility (%)	50.3%
Dividend yield (%)	0.0%

On August 3, 2018, the Board of Directors granted the Company’s then Chief Financial Officer and Head of U.S. Operations a total of 150,000 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $6.12 per share and a term of 10 years. As of December 31, 2019, these outstanding options were fully vested and exercisable.

The fair value of the options granted on August 3, 2018 was estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options
December 31, 2019
Expected term (in years)	10.0
Risk-free interest rate (%)	2.95%
Expected volatility (%)	50.3%
Dividend yield (%)	0.0%

On November 27, 2019, the Board of Directors granted the Company’s Chief Financial Officer 50,000 nonqualified stock options under the amended and restated Plan in accordance with the amended and restated Plan at an exercise price of $6.50 per share and a term of 10 years. As of December 31, 2019, these outstanding options are not vested and not exercisable.

The fair value of the options granted on November 27, 2019 was $193,697. It is estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options
December 31, 2019
Expected term (in years)	10.0
Risk-free interest rate (%)	1.77%
Expected volatility (%)	48.59%
Dividend yield (%)	3.08%

Stock option activity is summarized as follows:

		Weighted Average
	Shares	Exercise Price
Stock options outstanding at March 31, 2019	1,139,500	$6.88
Granted	50,000	6.50
Exercised	-	-
Cancelled	-	-
Stock options outstanding at December 31, 2019	1,189,500	$6.87

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions
Ford Glory Holdings (“FGH”)	Affiliate, 49% indirectly owned by our President, Chief Executive Officer and Chairman, a significant stockholder	ROU Asset, Purchase Agreement, Purchases

Ford Glory International Limited (“FGIL”)	Affiliate, subsidiary of FGH	ROU Asset, Purchase Agreement

Value Plus (Macao Commercial Offshore) Limited (“VPMCO”)	Affiliate, subsidiary of FGH	Purchases

Yukwise Limited (“Yukwise”)	Wholly owned by our President, Chief Executive Officer and Chairman, a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Jiangmen V-Apparel Manufacturing Limited	Affiliate, subsidiary of FGH	ROU Asset

a.	Related party lease and purchase agreement

On October 3, 2018, Treasure Success and FGIL entered into a lease agreement, pursuant to which Treasure Success leases its office space in Hong Kong from FGIL for a monthly rent in the amount of HKD119,540 (approximately $15,253) and for a one-year term with an option to extend the term for an additional year at the same rent. On October 3, 2019, Treasure Success exercised the option to extend the lease for an additional year at the same rent.

On August 31, 2019, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a lease agreement, which was a replacement of a previous lease agreement between Treasure Success and Jiangmen V-Apparel Manufacturing Limited dated August 15, 2019, pursuant to which Treasure Success leases its office space in Jiangmen, China from Jiangmen V-Apparel Manufacturing Limited for a monthly rent in the amount of CNY6,200 (approximately $891). The lease has a 10-year term with a clause to increase the rental amount by 5% annually between the third and fifth years of the lease term and the rental amount will be reviewed by and negotiated between both parties according to the market rental rate.

On July 15, 2019, the Company, through Treasure Success, entered into an agreement to purchase office space together with certain parking spaces from FGIL for an aggregate purchase price of HKD63,000,000 (approximately $8.1 million). Pursuant to the agreement, Treasure Success paid an initial deposit of HKD6,300,000 (approximately $0.8 million) upon signing the agreement. On October 31, 2019, this agreement was terminated pursuant to its terms because the conditions precedent to closing under the agreement were not met. As a result of the termination, on November 7, 2019, FGIL repaid in full, without interest, the deposit Treasure Success paid at the time the agreement was signed.

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

b.	Consulting agreements

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended December 31, 2019 and 2018 and $225,000 for the nine months ended December 31, 2019 and 2018, respectively.

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total advisory and management expenses under this agreement were $75,000 for the three months ended December 31, 2019 and 2018 and $225,000 for the nine months ended December 31, 2019 and 2018, respectively.

c.	Personal Guarantees

Borrowings under the Credit Facilities, with HSBC were previously secured by the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun (“Mr. Ng”). These guarantees were released as of August 12, 2019. (See Note 12).

NOTE 12 – CREDIT FACILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with Hong Kong and Shanghai Banking Corporation (“HSBC”) (the “2017 Facility Letter”), which was amended pursuant to a letter agreement between HSBC, Treasure Success, and Jerash Garments dated June 19, 2018 (the “2018 Facility Letter”) and increased to $11,000,000 pursuant to a letter agreement dated August 12, 2019 (the “2019 Facility Letter,” and together with the 2018 Facility Letter and 2017 Facility Letter, the “HSBC Facility”).

In addition, on June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting / Factoring Agreement, and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to the Company’s accounts receivables. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter - Invoice Discounting / Factoring Agreement with HSBC, which amended the 2017 Factoring Agreement (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement,” and together with the HSBC Facility, the “HSBC Credit Facilities”). Pursuant to the HSBC Factoring Agreement, HSBC offered to provide Treasure Success with a $12,000,000 factoring facility for certain debt purchase services related to Treasure Success’s accounts receivables.

The HSBC Credit Facilities are guaranteed by Jerash Holdings, Jerash Garments, and Treasure Success. In addition, the HSBC Credit Facilities required cash and other investment security collateral of $3,000,000 and were secured by the personal guarantees of Mr. Choi and Mr. Ng. As of January 22, 2019, the security collateral of $3,000,000 had been released. HSBC also released the personal guarantees of Mr. Choi and Mr. Ng on August 12, 2019. The HSBC Credit Facilities provide that drawings under the HSBC Credit Facilities are charged interest at the Hong Kong Interbank Offered Rate (“HIBOR”) plus 1.5% for drawings in HKD, and the London Interbank Offered Rate (“LIBOR”) plus 1.5% for drawings in other currencies. In addition, the HSBC Credit Facilities also contain certain service charges and other commissions and fees.

Under the HSBC Factoring Agreement, HSBC also provides credit protection and debt services related to each of the Company’s preapproved customers. For any approved debts or collections assigned to HSBC, HSBC charges a flat fee of 0.35% on the face value of the invoice for such debt or collection. The Company may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. The Company may receive advances on invoices that are due within 30 days of the delivery of its goods, defined as the maximum invoicing period.

The HSBC Credit Facilities are subject to review at any time, and HSBC has discretion on whether to renew the HSBC Facility. Either party may terminate the HSBC Factoring Agreement subject to a 30-day notice period.

 NOTE 12 – CREDIT FACILITIES (continued)

As of December 31, 2019, and March 31, 2019, the Company had made $40,719 and $360,401 in withdrawals, respectively, under the HSBC Credit Facilities, which are due within 120 days of each borrowing date or upon demand by HSBC. As of December 31, 2019, $40,719 was outstanding under the HSBC Factoring Agreement and no amounts were outstanding under the HSBC Facility. As of March 31, 2019, $85,421 was outstanding under the HSBC Factoring Agreement and $274,980 outstanding under the HSBC Facility.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter, dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of December 31, 2019, and March 31, 2019, the Company had an outstanding amount of $0 and $288,310, respectively, in import invoice financing under the SCBHK facility.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2019 and 2018. 57,200 IPO Underwriter Warrants and 50,000 stock options to the Company’s current Chief Financial Officer were anti-dilutive for the three and nine months ended December 31, 2019 and excluded from the EPS calculation. For the three and nine months ended December 31, 2018, 57,200 IPO Underwriter Warrants, 50,000 stock options to the Company’s then Chief Financial Officer and 100,000 stock options to the Company’s then Head of U.S. Operations were anti-dilutive.

	Three Months Ended December 31, (in $000s except share and per share information)		Nine Months Ended December 31, (in $000s except share and per share information)
	2019	2018	2019	2018
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$2,073	$1,626	$7,215	$5,328

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,325,000	11,325,000	11,325,000	11,158,600
Dilutive securities – unexercised warrants and options	125,707	68,179	152,344	125,212
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,450,707	11,393,179	11,477,344	11,283,812
Basic earnings per share	$0.18	$0.14	$0.64	$0.48

Diluted earnings per share	$0.18	$0.14	$0.63	$0.47

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company's business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended December 31, 2019 and 2018, outerwear accounted for approximately 73.4% and 81.6% of the Company’s total revenue, respectively. For the nine months ended December 31, 2019 and 2018, outerwear accounted for approximately 88.4% and 93.2% of the Company’s total revenue, respectively. Based on management's assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

 NOTE 14 – SEGMENT REPORTING (continued)

The following table summarizes sales by geographic areas for the three months ended December 31, 2019 and 2018, respectively.

	For the Three months ended
	December 31, 2019	December 31, 2018
United States	$24,825,021	$15,208,472
Jordan	621,687	3,432,201
Other countries	-	36,491
Total	$25,446,708	$18,677,164

The following table summarizes sales by geographic areas for the nine months ended December 31, 2019 and 2018, respectively.

	For the Nine months ended
	December 31, 2019	December 30, 2018
United States	$76,218,964	$60,881,903
Jordan	2,202,774	8,531,198
Other countries	163,414	1,091,545
Total	$78,585,152	$70,504,646

All long-lived assets were located in Jordan as of December 31, 2019 and March 31, 2019.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, a new entity, Jiangmen Treasure Success, was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD3 million (approximately $385,000). The Company’s subsidiary, Treasure Success, is required to contribute HKD3 million (approximately $385,000) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of November 20, 2019, Treasure Success had made capital contribution of HKD0.3 million (approximately $38,000). Pursuant to Jiangmen Treasure Success’s organizational documents, the Company is required to complete the capital contribution before December 31, 2029.

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

NOTE 16 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, and Victory Apparel are subject to the regulations of the Income Tax Department in Jordan. The corporate income tax rate is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption had been extended for five years until December 31, 2018. The effect of the tax exemption on the Company’s 2019 fiscal results is a tax savings of approximately $1,623,717, or $0.14 per share. Effective January 1, 2019, the Hashemite Kingdom of Jordan government has changed some features of Jerash Garments and its subsidiaries area to a Development Zone. In accordance with Development Zone law, Jerash Garments and its subsidiaries began paying corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. Effective January 1, 2020, this rate increased to 14% plus a 1% social contribution.

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

NOTE 17 – SUBSEQUENT EVENTS

On February 5, 2020, the Board of Directors approved the payment of a dividend of $0.05 per share payable on February 26, 2020 to stockholders of record as of the close of business on February 19, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenues, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and in subsequent reports that we file with the Securities and Exchange Commission (the “SEC”).

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on June 28, 2019. References to fiscal 2020 and fiscal 2019 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ending March 31, 2020, and fiscal year ended March 31, 2019, respectively.

Results of Operations

Three months ended December 31, 2019 and December 31, 2018

The following table summarizes the results of our operations during the three-month periods ended December 31, 2019 and 2018, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$25,447	100%	$18,677	100%	$6,770	36%
Cost of goods sold	20,533	81%	15,477	83%	5,056	33%
Gross profit	4,914	19%	3,200	17%	1,714	54%

Selling, general and administrative expenses	2,591	10%	2,173	12%	418	19%
Other income, net	6	0%	20	0%	(14)	(70)%
Net income before taxation	$2,329	9%	$1,047	6%	$1,282	122%
Taxation expense (benefit)	256	1%	(578)	(3)%	834	144%
Net income	$2,073	8%	$1,625	9%	$448	28%

Revenue. Revenue increased by approximately $6.8 million, or 36%, to $25.4 million, for the three months ended December 31, 2019, from approximately $18.7 million for the same period in fiscal 2019. The increase was mainly because of the increase in sales to our existing and new customers in the U.S.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended December 31, 2019.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2019
	Sales
	Amount	%
VF Corporation(1)	$16,839	66%
GIII	1,064	4%
New Balance	509	2%
Dick’s Sporting Goods	260	1%
Others	6,775	27%
Total	$25,447	100%

(1)   Most of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$24,825	98%	$15,208	81%	$9,617	63%
Jordan	622	2%	3,432	18%	(2,810)	(82)%
Others	-	0%	37	1%	(37)	(100)%
Total	$25,447	100%	$18,677	100%	$6,770	36%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, which became effective December 2001, all apparel manufactured in Jordan can be exported to the U.S. with free duty. This treaty provides substantial benefits to us by allowing us to compete and to expand our garment export business in the U.S.

The increase in sales to the U.S. of approximately 63% in the three months ended December 31, 2019 was mainly attributable to increase in sales to existing customers and the addition of new customers during the period.

For the three months ended December 31, 2019, sales to Jordan and other locations decreased by 82% and 100%, respectively, as we devoted more resources on the abovementioned orders from new export customers which have a higher profit margin on average, and had limited production capacities for local orders.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $5.1 million, or 33%, to approximately $20.5 million, for the three months ended December 31, 2019, compared to approximately $15.5 million for the same period in fiscal 2019. As a percentage of revenues, the cost of goods sold decreased by approximately 2% points to 81% for the three months ended December 31, 2019, compared to 83% for the same period in fiscal 2019. The decrease in cost of goods sold as a percentage of revenues was primarily attributable to higher sales volume that lowered average fixed costs. For the three months ended December 31, 2019, we purchased 48% of our raw materials from one major supplier, Dynamic Resources Ent. Ltd (“Dynamic”). For the three months ended December 31, 2018, we purchased approximately 33% and 28% of our raw materials from two major suppliers, Dynamic and Paramount Garment Ltd (“Paramount”), respectively.

Gross profit margin. Gross profit margin was approximately 19% for the three months ended December 31, 2019, which improved by 2% points from 17% for the same period in fiscal 2019. The higher gross profit margin was attributable to higher quarterly overall sales revenue and a higher percentage of shipment to the U.S. that typically provides a better profit margin.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased by approximately 19% from approximately $2.2 million for the three months ended December 31, 2018, to approximately $2.6 million for the three months ended December 31, 2019. The increase was primarily due to the increase in headcounts in Jordan and Hong Kong and the establishment of an office in the PRC to support the growth of our business.

Other income, net. Other income, net was approximately $6,000 for the three months ended December 31, 2019, as compared to other income, net of approximately $20,900 for the same period in fiscal 2019. The decrease was primarily due to an increase on the foreign currency exchange loss from converting Jordanian Dinars (“JOD”), Hong Kong Dollar (“HKD”), and Chinese Yuan (“CNY”) to U.S. Dollars (“US$” or “$”) for financial reporting.

Net income before taxation. Net income before taxation for the three months ended December 31, 2019 was $2.3 million compared to net income before taxation of approximately $1.0 million for the same period in fiscal 2019. The increase was mainly attributable to the increase in sales revenue and improvement in gross profit margin discussed above.

Taxation. Income tax expense for the three months ended December 31, 2019, was $0.3 million compared to income tax benefit of $0.6 million for the same period in fiscal 2019. The effective tax rate was 11.0% for the three months ended December 31, 2019, and the effective tax benefit was 55.2% for the three months ended December 31 2018. The increase of the income tax expense for the three months ended December 31, 2019 was mainly because the Company became subject to corporate income tax in Jordan at a rate of 10% plus a 1% social contribution as of January 1, 2019. The Jordanian corporate income tax accrued during three months ended December 31, 2019 caused an increase of approximately $0.3 million compared with the same period of fiscal 2019. Global Intangible Low-Taxed Income (“GILTI”) was insignificant for the three months ended December 31, 2019 and 2018. See further discussion in Note 16.

Net income. Net income for the three months ended December 31, 2019, was $2.1 million compared to a net income of $1.6 million for the same period in fiscal 2019. The increase was mainly attributable to the increase in sales revenue and improvement in gross profit margin discussed above.

Nine months ended December 31, 2019 and December 31, 2018

The following table summarizes the results of our operations during the nine-month periods ended December 31, 2019 and 2018, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine months Ended December 31, 2019		Nine months Ended December 31, 2018		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$78,585	100%	$70,504	100%	$8,081	11%
Cost of goods sold	61,856	79%	54,296	77%	7,560	14%
Gross profit	16,729	21%	16,208	23%	521	3%
Selling, general and administrative expenses	8,134	10%	6,250	9%	1,884	30%
Stock-based compensation expenses	194	0%	3,400	5%	(3,206)	(94)%
Other income (expense), net	(4)	0%	20	0%	(24)	(120)%
Net income before taxation	$8,397	11%	$6,578	9%	$1,819	28%
Taxation	1,186	2%	1,251	2%	(65)	(5)%
Net income	$7,211	9%	$5,327	8%	$1,884	35%

Revenue. Revenue increased by approximately $8.1 million, or 11%, to $78.6 million, for the nine months ended December 31, 2019, from approximately $70.5 million for the same period in fiscal 2019. The increase was mainly the result of an increase in sales to our major customer and introduction of new customers in the period.

The following table outlines the dollar amount and percentage of total sales to our customers the nine months ended December 31, 2019.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine months Ended December 31, 2019
	Sales
	Amount	%
VF Corporation(1)	$65,151	83%
New Balance	1,445	2%
GIII	1,211	2%
Dick’s Sporting Goods	1,068	1%
Others	9,710	12%
Total	$78,585	100%

(1)   Substantially all of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine months Ended December 31, 2019		Nine months Ended December 31, 2018		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$76,219	97%	$60,882	86%	$15,337	25%
Jordan	2,203	3%	8,531	12%	(6,328)	(74)%
Others	163	0%	1,091	2%	(928)	(85)%
Total	$78,585	100%	$70,504	100%	$8,081	11%

According to the U.S. Customs and Border Protection Jordan Free Trade Treaty, all apparel manufactured in Jordan can be exported to the U.S. with free duty. This treaty provides substantial benefits to us by allowing us to compete and to expand our garment export business in the U.S.

The increase in sales to the U.S. of approximately 25%, or $15.3 million, in the nine months ended December 31, 2019, was mainly attributable to the increase in orders from both existing and new customers in the U.S.

Sales to customers in Jordan and other locations decreased by 74% and 85%, respectively, for the nine months ended December 31, 2019, compared with the same period in fiscal 2019. The decrease was attributable to our focus on export orders which on average provide a better profit margin rather than relatively low profit margin local orders.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $7.6 million, or 14%, to approximately $61.9 million, for the nine months ended December 31, 2019, compared to approximately $54.3 million for the same period in fiscal 2019.

As a percentage of revenues, the cost of goods sold was 79%, which was 2% points higher than the same period in fiscal 2019. The lower gross profit margin was attributable to relatively lower profit margin of some new customers and local orders. For the nine months ended December 31, 2019, we purchased approximately 23% and 17% of our raw materials from two major suppliers, Dynamic and Duck San Enterprise Co., Ltd, respectively. For the nine months ended December 31, 2018, we purchased approximately 16%, 14%, 11%, and 10% of our raw materials from four major suppliers.

Gross profit margin. Gross profit margin was approximately 21% for the nine months ended December 31, 2019, which was 2% points lower than the same period in fiscal 2019. The lower gross profit margin was attributable to lower margin of some new customer orders and local orders.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased by approximately 30% from approximately $6.3 million for the nine months ended December 31, 2018, to approximately $8.1 million for the nine months ended December 31, 2019. The increase was primarily due to the increase of headcounts in Jordan and Hong Kong, and the establishment of an office in the PRC to support the expansion of our business.

Stock-based compensation expenses. There was a stock-based compensation expense related to the issuance of stock options and warrants in relation to the IPO in May 2018. There were $0.2 million and $3.4 million stock-based compensation expenses in the nine-month periods ended December 31, 2019 and 2018, respectively.

Other income (expense), net. Other expense, net was approximately $3,700 for the nine months ended December 31, 2019, as compared to other income, net of approximately $19,600 for the same period in fiscal 2019. The decrease was primary due to the foreign currency exchange gain from converting JOD, HKD, and CNY to US$ for financial reporting.

Net income before taxation. Net income before taxation for the nine months ended December 31, 2019, was $8.4 million compared to net income before taxation of approximately $6.6 million for the same period in fiscal 2019. The increase was mainly attributable to the increase in gross profit and the $3.4 million of stock-based compensation reported in 2019 mentioned above, partially offset by the increases in expenses in repair, maintenance and improvements for the newly leased production premises and satellite factories, expenses related to a land purchase and its related dormitory construction, and expenses to expand marketing and supporting functions in the Hong Kong office to date in fiscal 2020.

Taxation. Income tax expense for the nine months ended December 31, 2019, was approximately $1.2 million compared to income tax expense of $1.3 million for the same period in fiscal 2019. The effective tax rate was 14.1% and 19.0% for the nine months ended December 31, 2019 and 2018, respectively. The decrease of the income tax expense for the nine months ended December 31, 2019, was mainly because of the impact of the one-time transition Toll Charge of approximately $1.8 million accrued in the comparative period, and no such tax expense in current period. In addition, the Company became subject to corporate income tax in Jordan at a rate of 10% plus a 1% social contribution in January 1, 2019. The Jordanian corporate income tax accrued during nine months ended December 31, 2019, caused an increase of approximately $1.2 million compared with the same period of fiscal 2019. GILTI was insignificant for the nine months ended December 31, 2019 and 2018. See further discussion in Note 16.

Net income. Net income for the nine months ended December 31, 2019, was $7.2 million compared to a net income of $5.3 million for the same period in fiscal 2019. The increase was primarily attributable to the $3.4 million of stock-based compensation and a provision for taxation of $1.8 million reported in fiscal 2019 due to the implementation of the Tax Cuts and Jobs Acts, partially offset by the increases in expenses in repair, maintenance and improvements for the newly leased production premises and satellite factories, expenses related to a land purchase and its related dormitory construction, expenses to expand marketing and supporting functions in the Hong Kong office in fiscal 2020, and lower tax expenses.

Liquidity and Capital Resources

We are a holding company incorporated in the U.S. We may need dividends and other distributions on equity from our Jordanian subsidiaries to satisfy our liquidity requirements. Current Jordanian regulations permit our Jordanian subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. In addition, our Jordanian subsidiaries are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. We have relied on direct payments of expenses by our subsidiaries (which generate all of our revenues) to meet our obligations to date. To the extent payments are due in US$, we have occasionally paid such amounts in JOD to an entity controlled by our management capable of paying such amounts in US$. Such transactions have been made at prevailing exchange rates and have resulted in immaterial losses or gains on currency exchange.

As of December 31, 2019, we had cash of approximately $27.0 million and restricted cash of approximately $0.8 million compared to cash of approximately $27.2 million and restricted cash of approximately $0.7 million at March 31, 2019.

As of December 31, 2019, our current assets were approximately $59.3 million and our current liabilities were approximately $9.2 million, which resulted in a ratio of approximately 6.4. As of March 31, 2019, our current assets were approximately $55.4 million and our current liabilities were $7.6 million, resulting in a ratio of 7.3.

Primary drivers in the increase in current assets are an increase in accounts receivable of $6.0 million due to higher sales in the month of December 2019 and an increase in advance to suppliers supporting sales in the first two quarters of fiscal 2021.

Primary drivers in the increase in current liabilities are an increase in accounts payable, other payables, and accrued expenses offset by a decrease in amounts due under credit facilities and income tax payable.

Our total equity as of December 31, 2019 was approximately $56.0 million compared to $50.3 million as of March 31, 2019.

We had net working capital of $50.2 million and $47.8 million as of December 31, 2019, and March 31, 2019, respectively.

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

Credit Facilities

HSBC Facility

On May 29, 2017, the Company’s wholly owned subsidiary, Treasure Success International Limited (“Treasure Success”), entered into a facility letter (“2017 Facility Letter”) with Hong Kong and Shanghai Banking Corporation (“HSBC”) to provide credit to the Company, which was later amended by an offer letter between HSBC, Treasure Success, and Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) dated June 19, 2018 (“2018 Facility Letter”), and further amended on August 12, 2019 (the “2019 Facility Letter,” and together with the 2017 Facility Letter and the 2018 Facility Letter, the “HSBC Facility”). The 2019 Facility Letter, extends the term of the HSBC Facility indefinitely, subject to review at any time by HSBC. Pursuant to the HSBC Facility, the Company has a total credit limit of $11,000,000.

The HSBC Facility currently provides us with various credit facilities for importing and settling payment for goods purchased from the Company’s suppliers. The available credit facilities as described in greater detail below includes an import facility, import facilities with loan against import, trust receipts, clean import loan, and advances to us against purchase orders. HSBC charges an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to the release of goods immediately on the Company’s documentary credit. LIBOR was 1.74% and HIBOR was 2.29% on February 5, 2020. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000, and iii) 0.0625% for balance in excess of $100,000 and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to trust receipts whereby HSBC has title to the goods or merchandise released immediately to us. HSBC has approved certain of the Company’s suppliers that are eligible to use clean import loans. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000, and iii) 0.0625% for balance in excess of $100,000 and an interest of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to clean import loans or release of the goods or merchandise based on evidence of delivery or invoice. HSBC will advance up to 70% of the purchase order value in the Company’s favor. HSBC charges a handling fee of 0.25% and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to advances. Previously, the HSBC Facility was secured by collateral provided by us, Jerash Garments, Treasure Success, and the personal guarantees of Mr. Choi Lin Hung, our Chief Executive Officer, and Mr. Ng Tsze Lun, one of our significant stockholders. The personal guarantees were released by HSBC in August 2019. Jerash Garments is also required to maintain an account at HSBC for receiving payments from VF Sourcing Asia S.A.R.L. and its related companies.

As of December 31, 2019, $40,719 were outstanding under the HSBC Facility. Borrowings under the HSBC Facility are due upon demand by HSBC or within 120 days of each borrowing date.

HSBC Factoring Agreement

On June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting / Factoring Agreement, and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to the Company’s accounts receivables. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter - Invoice Discounting / Factoring Agreement with HSBC (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement”), which amended the 2017 Factoring Agreement. The HSBC Factoring Agreement was effective through May 1, 2019. The Company anticipates amending the HSBC Factoring Agreement to extend the term of the facility with substantially similar terms and that the Company will continue to be able to use the borrowings under the HSBC Factoring Agreement through any negotiation period. Under the current terms of the HSBC Factoring Agreement, the Company may borrow up to $12,000,000. In exchange for advances on eligible invoices from HSBC for the Company’s approved customers, HSBC charges a fee to advance such payments at a discounting charge of 1.5% per annum over 2-month LIBOR or HIBOR, as applicable. Such fee accrues on a daily basis on the amount of funds in use. HSBC has final determination of the percentage amount available for prepayment from each of the Company’s approved customers. The Company may not prepay an amount from a customer in excess of 85% of the funds available for borrowing. As of December 31, 2019, $40,719 was outstanding under the HSBC Factoring Agreement. HSBC also provides credit protection and debt services related to each of the Company’s preapproved customers. For any approved debts or collections assigned to HSBC, HSBC charges a flat fee of 0.35% on the face value of the invoice for such debt or collection. The Company may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. The Company may receive advances on invoices that are due within 30 days of the delivery of the Company’s goods, defined as the maximum invoicing period. The advances made by HSBC were secured by collateral provided by us, Jerash Garments, and Treasure Success, and the personal guarantees of Mr. Choi and Mr. Ng. If the Company fails to pay any sum due to HSBC, HSBC may charge a default interest at the rate of 8.5% per annum over the best lending rate quoted by HSBC on such defaulted amount. In addition, to secure the Factoring Agreement, the Company had granted HSBC a charge of $3,000,000 over the Company’s deposits. Following the effectiveness of the 2018 Factoring Agreement, the security collateral of $3,000,000 was released as of January 22, 2019. HSBC released the personal guarantees of Mr. Choi and Mr. Ng in August 2019. The HSBC Factoring Agreement is subject to the review by HSBC at any time and HSBC has discretion on whether to renew the HSBC Factoring Agreement. Either party may terminate the agreement subject to a 30-day notice period.

SCBHK Facility Letter

Pursuant to the Standard Chartered Hong Kong (“SCBHK”) facility letter dated June 15, 2018, and issued to Treasure Success by SCBHK, on January 31, 2019, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. Borrowings under the SCBHK facility are due within 90 days of each invoice or financing date. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. The Company was informed by SCBHK on January 31, 2019, that the SCBHK facility had been activated. As of December 31, 2019, there were no outstanding amounts under the SCBHK facility.

Nine months ended December 31, 2019 and 2018

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine months ended December 31,
	2019	2018
Net cash provided by operating activities	$5,980	$11,927
Net cash used in investing activities	(3,752)	(1,104)
Net cash (used in) provided by financing activities	(2,307)	7,404
Effect of exchange rate changes on cash	14	(31)
Net (decrease) increase in cash	(65)	18,196
Cash, beginning of nine month period	27,834	12,196
Cash, end of nine month period	$27,769	$30,392

Operating Activities

Net cash provided by operating activities was approximately $6.0 million for the nine months ended December 31, 2019, compared to cash provided by operating activities of approximately $11.9 million for the same period in fiscal 2019. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

•	a decrease in inventory of $6.9 million in the nine months ended December 31, 2019 compared to a decrease of $8.2 million in the same period in fiscal 2019;
•	an increase in accounts receivable of $6.0 million in the nine months ended December 31, 2019 compared to an increase of $7.9 million in the same period in fiscal 2019;
•	a decrease in income tax payable of $0.3 million in nine months ended December 31, 2019 compared to an increase of $1.1 million in the same period in fiscal 2019;
•	a charge of $0.2 million of stock-based payment expenses in the nine months ended December 31, 2019 compared to a charge of $3.4 million in the same period in fiscal 2019;
•	an increase of prepaid expenses and other current assets of $0.5 million compared to an increase of $0.3 million in the same period in fiscal 2019;
•	an increase of advance to suppliers of $4.5 million compared to a decrease of 1.1 million in the same period in fiscal 2019;
•	an increase of accounts payable of $1.3 million in the nine months ended December 31, 2019 compared to a decrease of $0.2 million in the same period in fiscal 2019; and
•	an increase of net income to $7.2 million in the nine months ended December 31, 2019 from a net income of $5.3 million in the same period in fiscal 2019.

Investing Activities

Net cash used in investing activities was approximately $3.8 million for the nine months ended December 31, 2019, compared to $1.1 million in the same period in fiscal 2019. The net cash used in investing activities in the nine-month period ended December 31, 2019 was used in the acquisition of an entity, Paramount, incorporated in Jordan to expand our production capacity, the acquisition of a piece of land in Jordan for dormitory and production floor purposes, and increases in plant and machineries.

Financing Activities

Net cash used in financing activities was approximately $2.3 million for the nine months ended December 31, 2019, for net repayment of short-term loans and the payment of dividends. There was a net cash inflow of $7.4 million in the same period in fiscal 2019 resulting from the net proceeds of $8.9 million from issuance of common stock and repayment from short-term loans and the payment of dividends.

Statutory Reserves

In accordance with the corporate laws in Jordan, entities in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As our subsidiaries have already reserved the maximum required by law, they did not reserve any additional amounts during the nine months ended December 31, 2019 and 2018.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2019 and 2018.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of December 31,
	2019	2018
Statutory Reserves	$213	$72
Total Restricted Net Assets	$213	$72
Consolidated Net Assets	$55,973	$50,850
Restricted Net Assets as Percentage of Consolidated Net Assets	0.38%	0.14%

Total restricted net assets accounted for approximately 0.38% of our consolidated net assets as of December 31, 2019. As discussed above, our subsidiaries in Jordan are required to reserve 10% of net profits until the reserve is equal to 100% of the subsidiary’s share capital. Our subsidiaries have already reserved the maximum amount required. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $3.8 million and $0.7 million for the nine months ended December 31, 2019 and 2018, respectively, including the acquisition of Paramount and a piece of land for the construction of production units and dormitory in Al Tajamouat Industrial City, Jordan. Additions in land amounted to $1.3 million and additions in plant and machinery amounted to approximately $1.6 million for the nine months ended December 31, 2019, while additions in plant and machinery amounted to approximately $621,000 for the nine months ended December 31, 2018. Additions to leasehold improvements amounted to approximately $0.9 million and $96,000 for the nine months ended December 31, 2019 and 2018 respectively.

In 2015, we commenced a project to build a 4,800 square foot facility in the Tafilah Governorate of Jordan, which was initially intended to be used as a sewing workshop for Jerash Garments, but which we now intend to use as a dormitory. This dormitory is expected to be operational in early 2020 and is expected to house workers for the 54,000 square foot workshop in Al-Hasa County. This project is expected to cost approximately $200,000 upon completion.

In 2018, we commenced another project to build a 54,000 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which started operation in November 2019 with approximately 200 workers. Provided that we satisfy certain employment requirements over certain time periods, we do not anticipate incurring any significant costs for the project, which is being constructed in conjunction with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. In the event we breach our agreement with these government agencies, we will have to pay such agencies JOD250,000 or approximately $353,000.

On December 11, 2018, we entered into an agreement through Jerash Garments to acquire all of the stock of Paramount, an existing garment manufacturing business, in order to operate our fourth manufacturing facility in Al Tajamouat Industrial City in Amman, Jordan. We have paid approximately $980,000 in aggregate as of the closing date of the transaction on June 18, 2019.

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately 3 acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for the Company’s employees with aggregate purchase price JOD863,800 (approximately $1,218,347). The management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. We expect to spend approximately $5 million in capital expenditures to build the dormitory and the production facilities. We expect to begin the constructions in calendar year 2020 and to complete the project in two to three years.

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

Off-balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted by the United States of America (“U.S. GAAP”), which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past three years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

We believe that our accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. Accordingly, the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations are summarized in “Note 2—Summary of Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See “Note 3—Recent Accounting Pronouncements” in the notes to our unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2019, concluded that the Company’s disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

JERASH HOLDINGS (US), INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings. From time-to-time the Company is, and the Company anticipates that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on the Company’s financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, the Company’s financial position and prospects could be harmed.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 27, 2019, as compensation for services, we granted our Chief Financial Officer, Mr. Gilbert K. Lee, an option to purchase 50,000 shares of our common stock, par value $0.001 per share, under our Amended and Restated 2018 Stock Incentive Plan. This option is exercisable at a per share exercise price of $6.50 and will fully vest on the six-month anniversary of the date of grant. This option may be exercised at any time until November 27, 2029.

The foregoing transaction was effected without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

4.2	Description of Securities	10-K	001-38474	4.1	June 28, 2019

10.1	Employment Agreement, dated November 27, 2019, by and between Jerash Holdings (US), Inc. and Gilbert K. Lee	8-K	001-38474	10.1	December 2, 2019

10.2	Option Award Agreement, dated November 27, 2019, by and between Jerash Holdings (US), Inc. and Gilbert K. Lee	8-K	001-38474	10.2	December 2, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Linkbase				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 13, 2020	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)

