Form 10-K
period 2020-03-31
Jerash Holdings (US), Inc.
filed 2020-06-29
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 001-38474

Jerash Holdings (US), Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-4701719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 Fairfield Road, Suite 338, Fairfield, New Jersey 07004

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (214) 906-0065

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the September 30, 2019 closing price reported by Nasdaq, was approximately $18,642,383.50.

The number of the registrant’s common shares, $0.001 par value per share, outstanding on June 29, 2020 was 11,325,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

Item 1. Business.

Overview

Jerash Holdings (US), Inc. (“Jerash Holdings”), through its wholly owned operating subsidiaries and variable interest entity (“VIE”) (together the “Group,” “we,” “us,” or “our”), is principally engaged in the manufacturing and exporting of customized, ready-made sport and outerwear from knitted fabric produced in its facilities in the Hashemite Kingdom of Jordan (“Jordan”). Our internet address is http://www.jerashholdings.com. Information available on our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

We are a manufacturer utilized by many well-known brands and retailers, such as Walmart, Costco, Hanes, New Balance, G-III, VF Corporation (which owns brands such as The North Face, Timberland, and JanSport), and PVH Corp. (which owns brands such as Calvin Klein, Tommy Hilfiger, IZOD, and Speedo). Our production facilities comprise four factory units, one workshop, and three warehouses and we currently employ approximately 4,100 people. The total annual capacity at our facilities is approximately 8.0 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets).

Organizational Structure

Jerash Holdings is a holding company organized in Delaware in January 2016. As of the date of this annual report, Jerash Holdings has the following wholly owned subsidiaries: (i) Jerash Garments and Fashions Manufacturing Co., Ltd. (“Jerash Garments”), an entity formed under the laws of Jordan, (ii) Treasure Success International Limited (“Treasure Success”), an entity formed under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong” or “HK”), (iii) Chinese Garments and Fashions Manufacturing Co., Ltd. (“Chinese Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (iv) Jerash for Industrial Embroidery Co., Ltd. (“Jerash Embroidery”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (v) Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, and (vi) Jiangmen Treasure Success Business Consultancy Co., Ltd. (“Jiangmen Treasure Success”), an entity incorporated under the laws of the People’s Republic of China (“China” or the “PRC”) and a wholly owned subsidiary of Treasure Success.

In addition, Jerash Garments has a VIE, Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”), a limited liability company formed under the laws of Jordan. Although Jerash Garments does not own the equity interests of Victory Apparel, Mr. Choi Lin Hung (“Mr. Choi”), our chairman, chief executive officer, president, treasurer, and a significant stockholder, is also a director of Victory Apparel and controls all decision-making for Victory Apparel along with our other significant stockholder, Mr. Lee Kian Tjiauw, who has the ability to control Victory Apparel’s financial affairs. In addition, Victory Apparel’s equity at risk is not sufficient to permit it to operate without additional subordinated financial support from Mr. Choi. Based on these facts, we concluded that Jerash Garments has effective control over Victory Apparel due to Mr. Choi’s roles at both organizations and therefore Victory Apparel is considered a VIE under Accounting Standards Codification 810-10-05-08A. Accordingly, Jerash Garments consolidates Victory Apparel’s operating results, assets, and liabilities.

This table reflects our organizational structure as of March 31, 2020:

Jerash Garments was established in Jordan on November 26, 2000 and operates out of our factory unit in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan. Jerash Garments’ principal activities are to house management offices and to operate production lines and sewing, ironing, packing and quality control units, as well as house our trims and finished products warehouses. We also operate our workshop in Al-Hasa County (as discussed below) under Jerash Garments.

Chinese Garments was established in Jordan on June 13, 2013 and operates out of our factory unit in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan. Chinese Garments’ principal activities are to house administration, human resources, finance and management offices and to operate additional production lines and sewing, ironing, and packing units, as well as house our trims warehouse.

Jerash Embroidery was established in Jordan on March 11, 2013 and operates out of our factory unit in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan. Jerash Embroidery’s principal activities are to perform the cutting and embroidery for our products.

Paramount was incorporated in Jordan on October 24, 2004 and operates out of our factory unit in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan. Paramount’s principal activities are to manufacture garments per customer orders.

Treasure Success was established in Hong Kong on July 5, 2016 and operates in Hong Kong. Treasure Success’s primary activities are to employ sales and merchandising staff and supporting personnel in Hong Kong to support the business of Jerash Garments and its subsidiaries and VIE.

Jiangmen Treasure Success was established in Jiangmen City of Guangdong Province in the PRC on August 28, 2019 and operates in the PRC. Jiangmen Treasure Success’s primary activities are to provide support in sales and marketing, sample development, merchandising, procurement, and other areas.

Victory Apparel was established as a limited liability company in Amman, Jordan, on September 18, 2005. Victory Apparel has no significant assets or liabilities or other operating activities of its own.

Products

As a garment manufacturing group, we specialize in manufacturing sport and outerwear. Our products are in the customized, ready-made sport and outerwear segment, and we derive all of our revenue from the manufacturing and sales of sport and outerwear, which is the only segment in which we operate. Our product offering consists of jackets, polo shirts, t-shirts, pants, and shorts made from knitted fabric. Our primary product offering is jackets, and in the fiscal years ended March 31, 2020 and 2019, approximately 50% and 52%, respectively, of our total shipped pieces were jackets.

Manufacturing and Production

Our production facilities are located in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan, and in Al-Hasa County in the Tafilah Governorate of Jordan.

Our production facilities in Al Tajamouat Industrial City comprise four factory units and three warehouses. Effective as of January 1, 2019, the government of the Hashemite Kingdom of Jordan converted Al Tajamouat Industrial City into a Development Zone. Following this change, we continued to operate under benefits similar to the Qualifying Industrial Zone designation, but are subject to 14% corporate income tax plus a 1% social contribution. Currently, the first factory unit, which we own, employs approximately 1,500 people. Its primary functions are to house our management offices, as well as production lines, trims warehouse, and sewing, ironing, and packaging units. The second factory unit, which we lease, employs approximately 1,200 people. Its primary functions are to house our administrative and human resources personnel, merchandising and accounting departments, embroidery, printing, additional production lines, trims and finished products warehouses, and sewing, ironing, packing and quality control units. The third factory unit, which we lease, employs approximately 200 people. Its primary functions are to perform the cutting for our products. The fourth factory unit (under Paramount), which we lease, currently employs approximately 900 people. Its primary functions are to house additional production lines.

Our production facility in Al-Hasa County in the Tafilah Governorate of Jordan comprises a workshop. The workshop currently employs approximately 240 people and its primary functions are to manufacture garment products per customer orders. We commenced the construction of this workshop in 2018, and it was completed and started operation in November 2019. This is a joint project with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. According to our agreement with these government agencies, we will be using this workshop without paying rent until December 2022, after which we anticipate entering into a lease agreement for the workshop with the Jordanian Ministry of Labor for market rent. Provided that we satisfy certain employment requirements over certain time periods, we do not anticipate incurring any significant costs for this project. In the event we breach our agreement with these government agencies, we will have to pay such agencies 250,000 Jordanian Dinar (“JOD”) or approximately $353,000. See “Item 2. Properties” below for more information regarding this workshop.

In 2015, we commenced a project to build a 4,800 square foot workshop in the Tafilah Governorate of Jordan, which was previously intended to be used as a sewing workshop for Jerash Garments, but which we now intend to use as a dormitory. This dormitory is expected to be operational before the end of the fiscal year ended March 31, 2021 (“fiscal 2021”) and is expected to house workers for our production facility in Al-Hasa County. This project is expected to cost approximately $200,000 upon completion.

Total annual capacity at our existing facilities is approximately 8.0 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets). Our production flow begins in the cutting department of our factory unit. Then the product is sent to the embroidery department for embroidery if applicable. From there, the product moves to be processed by the sewing unit, finishing department, quality control, and finally the ironing and packing units.

We do not have long term supply contracts or arrangements with our suppliers. Most of our ultimate suppliers for raw materials, such as fabric, zippers, and labels, are designated by customers and we purchase such materials on a purchase order basis.

Employees

As of March 31, 2020, we had an aggregate of approximately 4,100 employees located in Jordan, Hong Kong, the People’s Republic of China, and the United States of America, all of which are full-time employees.

Customers

The following table outlines the dollar amount and percentage of total sales to our customers for the fiscal years ended March 31, 2020 (“fiscal 2020”), and March 31, 2019 (“fiscal 2019”).

	Fiscal Year 2020		Fiscal Year 2019
	Sales		Sales
	(USD, in thousands)%		(USD, in thousands)%
VF Corporation(1)	$71,817	77.2%	$67,523	79.4%
Dynamic Design Enterprise, Inc.	9,995	10.7%	6,549	7.7%
New Balance	3,065	3.3%	-	-%
Dick’s Sporting Goods	2,148	2.3%	-	-%
G-III	1,460	1.6%	-	-%
ARK Garments	1,153	1.2%	24	0%
United Creations LLC	1,129	1.2%	2,874	3.4%
Columbia	-	-%	3,768	4.5%
Onset Time Limited	-	-%	3,728	4.4%
Others	2,257	2.5%	518	0.6%
Total	$93,024	100.0%	$84,984	100.0%

(1)	Substantially all of our products are sold under The North Face brand which is owned by VF Corporation.

In fiscal 2020 and fiscal 2019, we depended on a few key customers for our sales, and substantially all of our sales in fiscal 2020 and 2019 were to one customer, VF Corporation.

We started producing garments for VF Corporation in 2012. Substantially all of the products we manufacture are sold under The North Face Brand which is owned by VF Corporation. Currently, we manufacture primarily outerwear for The North Face. Approximately 77% and 79% of our sales in fiscal 2020 and 2019 were derived from the sale of manufactured products to VF Corporation, respectively. We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes that we and our customers have agreed upon for their purchase of the relevant manufactured garments. It is through the sample development and approval processes that we and VF Corporation and our other customers agree on the purchase and manufacture of the garments. For fiscal 2020, VF Corporate issued approximately 7,400 purchase orders to us in amounts ranging from approximately $7 to $380,000. For fiscal 2019, VF Corporation issued approximately 10,500 purchase orders to us in amounts ranging from approximately $6 to $365,000.

Our customers are in the retail industry, which is subject to substantial cyclical variations. Consequently, there can be no assurance that sales to current customers will continue at the current rate or at all. In addition, our annual and quarterly results may vary, which may cause our profits and the market price of our common stock to decline.

We continue to seek to expand and strengthen our relationship with our current customers and other brand names. However, we cannot assure you that these brands will continue to buy our products in the same volumes or on the same terms as they did in the past or that we will be successful in expanding our relationship with other brand names.

Competition

The markets for the manufacturing of sport and outerwear are highly competitive. The competition in those markets is focused primarily on the price and quality of the product and the level of customer service. Our products compete with products of other apparel manufacturers in Asia, Israel, Europe, the United States, and South and Central America.

Competition with other manufacturers in the clothing industry focuses on reducing production costs, reducing supply lead time, design, product quality, and efficiency of supply to the customer. Since production costs depend to a large extent on labor costs, in recent years most production in the industry has been moved to countries where labor costs are low. Some of our competitors have lower cost bases, longer operating histories, larger customer bases, and other advantages over us which allow them to compete with us. As described in more detail under “—Conditions in Jordan” below, we are able to sell our products manufactured at our facilities in Jordan to the United States free from customs duties and import quotas under certain conditions. These favorable terms enable us to remain competitive on the basis of price. According to the Association Agreement between the European Union (the “EU”) and Jordan, which came into force in May 2002, and the joint initiative on rules of origin reviewed and improved in December 2018 by the EU and Jordan, goods manufactured by us in Jordan that are subsequently shipped to EU countries are shipped free from customs duties.

Conditions in Jordan

Our manufacturing facilities are located in Jordan. Accordingly, we are directly affected by political, security, and economic conditions in Jordan.

From time to time Jordan has experienced instances of civil unrest, terrorism, and hostilities among neighboring countries, including Syria and Israel. A peace agreement between Israel and Jordan was signed in 1994. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Jordanian economy and our operations by disrupting operations and communications and making travel within Jordan more difficult and less desirable. Political or social tensions also could create a greater perception that investments in companies with Jordanian operations involve a high degree of risk, which could adversely affect the market and price for our common stock.

Jordan is a constitutional monarchy, but the King holds wide executive and legislative powers. The ruling family has taken initiatives that support the economic growth of the country. However, there is no assurance that such initiatives will be successful or will continue. The rate of economic liberalization could change, and specific laws and policies affecting manufacturing companies, foreign investments, currency exchange rates, and other matters affecting investments in Jordan could change as well.

A proposed tax bill that was part of an economic reform plan backed by the International Monetary Fund and aimed at narrowing Jordan’s growing debt contained new taxes on products, such as internet subscriptions, and the elimination of subsidies on bread led to protests throughout Jordan beginning on May 30, 2018. On June 5, 2018, King Abdullah II of Jordan responded to the protests by removing Jordan’s prime minister and replacing him with Omar al-Razzaz. Prime Minister Razzaz then withdrew the proposed tax bill from consideration and formed a new cabinet. On June 11, 2018, Saudi Arabia, Kuwait, and the United Arab Emirates (the “UAE”) pledged $2.5 billion of aid to Jordan (including a deposit into Jordan’s central bank), annual budget support for the next five years and development projects. Saudi Arabia, Kuwait, and the UAE signed a formal agreement on October 4, 2018 that provided for a $1.1 billion deposit to Jordan’s central bank and future annual budget and project finance support as part of the larger $2.5 billion aid package.

In December 2019, a novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. On March 17, 2020, Jordan announced a shutdown of non-essential activities as part of its proactive national efforts to limit the spread of COVID-19 and we suspended the operations of our facilities in Jordan as a result on March 18, 2020. On March 26, 2020, the International Monetary Fund announced that its executive board approved a 48-month arrangement under the Extended Fund Facility with Jordan for an amount of approximately $1.3 billion to support the country’s economic and financial reform program. The arrangement also provided for spending to contain and treat COVID-19. On April 28, 2020, the World Bank approved a $20 million project to help Jordan face the health impacts of the COVID-19 outbreak. On April 4, 2020, we resumed operations of our main production facilities in Al Tajamount Industrial City under the condition that only migrant workers, living in dormitories in Al Tajamouat Industrial City, are allowed to go to work in our factories under strict hygienic precautionary measures pursuant to an approval from the Jordanian Government dated April 1, 2020. Our Al-Hasa workshop was also allowed to restart operation on April 26, 2020. Eventually, local employees were allowed to resume work on June 1, 2020.

Trade Agreements

Because of the United States-Jordan Free Trade Agreement, which came into force on December 17, 2001, and was implemented fully on January 1, 2010, and the Association Agreement between the EU and Jordan, which came into force in May 2002, we are able to sell our products manufactured at our facilities in Jordan to the U.S. free from customs duties and import quotas under certain conditions and to EU countries free from customs duties.

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

Effective January 1, 2019, Jordan’s government converted the geographical area where Jerash Garments and its subsidiaries and VIE are located from a Free Zone to a Development Zone. Development Zones are industrial parks that house manufacturing operations in Jordan. In accordance with Development Zone law, Jerash Garments and its subsidiaries and VIE began paying corporate income tax in Jordan at a rate of 10% plus 1% social contribution. Effective January 1, 2020, this rate increased to 14% plus 1% social contribution. For more information, see “Note 2—Summary of Significant Accounting Policies—Income Taxes.”

In addition, Jerash Garments and its subsidiaries and VIE are subject to local sales tax of 16%. However, Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption was extended to February 5, 2021 and we intend to apply to extend the exemption before the expiration date.

Government Regulation

Our manufacturing and other facilities in Jordan are subject to various local regulations relating to the maintenance of safe working conditions and manufacturing practices. Management believes that it is currently in compliance in all material respects with all such regulations. We are not subject to governmental approval of our products or manufacturing process.

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

Our sales to VF Corporation (which owns brands such as The North Face, Timberland, and JanSport), directly and indirectly, accounted for approximately 77% and 79% of our total sales in fiscal 2020 and fiscal 2019, respectively. From an accounting perspective, we are considered the primary obligor in our relationship with VF Corporation. We bear the credit and inventory risk, and we have the right to determine the price and to change our product during the sample development process with customers in which we determine factors including material usage and manufacturing costs before confirming orders. Therefore, we present the sales and related manufacturing activities on a gross basis.

We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes. It is through these sample development and approval processes that we and VF Corporation agree on the purchase and manufacture of the garments in question. From April 1, 2019 to March 31, 2020, VF Corporation issued approximately 7,400 purchase orders to us in amounts ranging from approximately $7 to $380,000.

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

Substantially all of our products are sold under The North Face brand, which is owned by VF Corporation. Any adverse change in our relationship with VF Corporation would have a material adverse effect on our results of operations. In addition, our sales of those products could be materially and adversely affected if either VF Corporation’s or The North Face brand’s images, reputations, or popularity were to be negatively impacted.

If we lose our key customer and are unable to attract new customers, then our business, results of operations, and financial condition would be adversely affected.

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

Defaults under the Secured Credit Facilities could result in a foreclosure on our assets by our lender which would negatively impact our financial condition and results of operations.

We are party to secured credit facilities with Hong Kong and Shanghai Banking Corporation (“HSBC”) for up to $23,000,000 (the “Secured Credit Facilities”) to finance our working capital needs. The Secured Credit Facilities consist of (i) an $11,000,000 import credit facility with HSBC entered into on May 29, 2017 and amended on June 19, 2018 and August 12, 2019, and (ii) a $12,000,000 invoice discounting/factoring facility entered into on August 21, 2017 and amended on June 14, 2018. The Secured Credit Facilities are guaranteed by us, Jerash Garments, and Treasure Success. The Secured Credit Facilities are collateralized by a blanket security interest and includes various financial and other covenants. If in the future we default under the Secured Credit Facilities, our lender could, among other things, declare our debt to be immediately due and payable. If this were to occur, we would be unable to repay our bank debt in full unless we could sell sufficient assets or obtain new financing through a replacement credit facility or equity transaction. If a new credit facility could be obtained, it is likely that it would have higher interest rates and impose significant additional restrictions and requirements on us. There is no assurance that we would be able to obtain a waiver or amendment from our lender or obtain replacement debt financing or issue sufficient equity securities to refinance these facilities. If we are unable to pay off the facility, our lender could foreclose on our assets, which may negatively impact our financial condition and results of operations.

We may require additional financing to fund our operations and capital expenditures.

As of March 31, 2020, we had cash and cash equivalents of approximately $26.1 million and restricted cash of approximately $0.8 million. There can be no assurance that our available cash, together with resources from our operations, will be sufficient to fund our operations and capital expenditures. In addition, our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

We are party to Secured Credit Facilities with HSBC consisting of (i) an $11,000,000 import credit facility with HSBC entered into on May 29, 2017 and amended on June 19, 2018 and August 12, 2019, and (ii) a $12,000,000 invoice discounting/factoring facility entered into on August 21, 2017 and amended on June 14, 2018. As of March 31, 2020, we had incurred indebtedness of $235 under the Secured Credit Facilities.

Pursuant to a facility letter (the “SCBHK facility”) dated June 15, 2018 issued to Treasure Success by Standard Chartered Bank (Hong Kong) Limited (“SCBHK”), SCBHK offered to provide an import facility of up to $3,000,000 to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3,000,000. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. We were informed by SCBHK on January 31, 2019 that the SCBHK facility had been activated. As of March 31, 2020, there was no outstanding amount under the SCBHK facility.

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

We have engaged, and may in the future engage, in transactions with affiliates and other related parties. These transactions may not have been, and may not be, on terms as favorable to us as they could have been if obtained from non-affiliated persons. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms as favorable as would be charged by others, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties. Through his wholly-owned entity Merlotte, Mr. Choi, our chairman, chief executive officer, president, treasurer, and a significant stockholder, has an indirect ownership interest in certain of the companies, including Ford Glory International Limited (“Ford Glory”) and Jiangmen V-Apparel Manufacturing Limited, with which we have entered into, or in the future may enter into, agreements or arrangements. In August 2019, HSBC released the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun (“Mr. Ng”), a significant stockholder, in exchange for Treasure Success and Jerash Holdings agreeing to guarantee the amounts under our Secured Credit Facilities with HSBC. The release of these guarantees personally benefited Mr. Choi and Mr. Ng but required Jerash Holdings and Treasure Success to incur potential liability in connection with their guarantee. See also “Note 11—Related Party Transactions.” Our majority stockholders may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.

We are dependent on a single product segment comprised of a limited number of products.

Presently, our product offering is limited primarily to outerwear from knitted fabric. A shift in demand from such products may reduce the growth of new business for our products, and reduce existing business in those products. If demand in outerwear made from knitted fabric were to decline, we may endeavor to expand or transition our product offerings to other segments of the clothing retail industry. There can be no assurance that we would be able to successfully make such an expansion or transition, or that our sales and margins would not decline in the event we made such an expansion or transition.

Our revenue and cash requirements are affected by the seasonal nature of our business.

A significant portion of our revenue is received during the first six months of our fiscal year, or from April through September. A majority of our VF Corporation orders are derived from winter season fashions, the sales of which occur in the spring and summer and are merchandized by VF Corporation during the autumn months (September through November). As such, the second half of our fiscal year reflect lower sales in anticipation of the spring and summer seasons. In addition, due to the nature of our relationships with customers and our use of purchase orders to conduct our business, our revenue may vary from period to period.

Changes in our product mix and the geographic destination of our products or source of our supplies may impact our cost of goods sold, net income, and financial position.

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

Consumer purchases of discretionary items, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. Consequently, our customers may have larger inventories of our products than expected, and to compensate for any downturn they may reduce the size of their orders, change the payment terms, limit their purchases to a lower price range, and try to change their purchase terms, all of which may have a material adverse effect on our financial condition and results of operations.

The clothing retail industry is subject to changes in fashion preferences. If our customers misjudge a fashion trend or the price which consumers are willing to pay for our products decreases, our revenue could be adversely affected.

The clothing retail industry is subject to changes in fashion preferences. We design and manufacture products based on our customers’ judgment as to what products will appeal to consumers and what price consumers would be willing to pay for our products. Our customers may not be successful in accurately anticipating consumer preferences and the prices that consumers would be willing to pay for our products. Our revenue will be reduced if our customers are not successful, particularly if our customers reduce the volume of their purchases from us or require us to reduce the prices at which we sell our products.

Our financial condition, results of operations, and cash flows may be adversely affected by public health epidemics, including COVID-19.

In December 2019, COVID-19 was first identified in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. The outbreak has reached more than 160 countries, including Jordan and the United States, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. On March 17, 2020, the country of Jordan announced a shutdown of non-essential activities as part of its proactive national efforts to limit the spread of COVID-19. On April 4, 2020, we resumed operations of our main production facilities in Al Tajamouat Industrial City under the condition that only migrant workers, living in dormitories in Al Tajamouat Industrial City, are allowed to go to work in the factories under strict hygienic precautionary measures, pursuant to an approval from the Jordanian government dated April 1, 2020. Our Al-Hasa workshop was also allowed to restart operation on April 26, 2020. Eventually, local employees were also resumed work starting June 1, 2020.

Owing to the national shutdown in Jordan between March 18 and March 31, 2020, the shipment of approximately $1.6 million of our orders which were scheduled to be shipped by March 31, 2020, the end of fiscal 2020, was postponed. We shipped these orders in the first quarter of fiscal 2021. There was also loss of productivity in the shutdown period which negatively impacted our fourth quarter and full year profitability.

Consequently, the COVID-19 outbreak may materially adversely affect our business operations and condition and operating results for fiscal 2021, including but not limited to material negative impact on our total revenue, slower collection of accounts receivables, and additional allowance for doubtful accounts. Because of the significant uncertainties surrounding the COVID-19 outbreak, we cannot reasonably estimate the extent of the business disruption and the related financial at this time.

If we experience product quality or late delivery problems, or if we experience financial problems, our business will be negatively affected.

We may from time to time experience difficulties in making timely delivery of products of acceptable quality. Such difficulties may result in cancellation of orders, customer refusal to accept deliveries, or reductions in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will not experience difficulties with manufacturing our products.

We face intense competition in the worldwide apparel manufacturing industry.

We compete directly with a number of manufacturers of sport and outerwear from knitted fabric. Some of these manufacturers have lower cost bases, longer operating histories, larger customer bases, greater geographical proximity to customers, or greater financial and marketing resources than we do. Increased competition, direct or indirect, could reduce our revenue and profitability through pricing pressure, loss of market share, and other factors. We cannot assure you that we will be able to compete successfully with existing or new competitors, as the market for our products evolves and the level of competition increases. We believe that our business will depend upon our ability to provide apparel products of good quality and meeting our customers’ pricing and delivery requirements, and our ability to maintain relationships with our major customers. There can be no assurance that we will be successful in this regard.

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

A system of financial controls and procedures is necessary to ensure that information about our financial results is recorded, processed, summarized, and reported in an accurate and timely fashion. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot disclose required information or provide reliable financial reports, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation may be harmed. Our independent registered public accounting firm previously identified that we had a material weakness because we lacked sufficient personnel with an appropriate level of knowledge of accounting principles generally accepted by the United States of America (“U.S. GAAP”) and financial reporting. Although we have taken certain steps to address this deficiency and it is no longer a material weakness, it is possible that we may have a material weakness identified in the future if the controls and procedures we have implemented are inadequate.

Our results of operations are subject to fluctuations in currency exchange rates.

Exchange rate fluctuations between the U.S. dollar and JOD, Hong Kong dollar, or Chinese Yuan (“CNY”), as well as inflation in Jordan, Hong Kong, or the PRC, may negatively affect our earnings. A substantial majority of our revenue and a substantial portion of our expenses are denominated in U.S. dollars. However, a significant portion of the expenses associated with our Jordanian, Hong Kong, or PRC operations, including personnel and facilities-related expenses, are incurred in JOD, Hong Kong dollars, or CNY, respectively. Consequently, inflation in Jordan, Hong Kong, or the PRC will have the effect of increasing the dollar cost of our operations in Jordan, Hong Kong, or the PRC, respectively, unless it is offset on a timely basis by a devaluation of JOD, Hong Kong dollar, or CNY, as applicable, relative to the U.S. dollar. We cannot predict any future trends in the rate of inflation in Jordan, Hong Kong, or the PRC or the rate of devaluation of JOD, Hong Kong dollar, or CNY, as applicable, against the U.S. dollar. In addition, we are exposed to the risk of fluctuation in the value of JOD, Hong Kong dollar, and CNY vis-a-vis the U.S. dollar. There can be no assurance that JOD or Hong Kong dollar will remain effectively pegged to the U.S. dollar. Any significant appreciation of JOD, Hong Kong dollar, or CNY against the U.S. dollar would cause an increase in our JOD, Hong Kong dollar, or CNY expenses, as applicable, as recorded in our U.S. dollar denominated financial reports, even though the expenses denominated in JOD, Hong Kong dollars, or CNY, as applicable, will remain unchanged. In addition, exchange rate fluctuations in currency exchange rates in countries other than Jordan where we operate and do business may also negatively affect our earnings.

We are subject to the risks of doing business abroad.

All of our products are manufactured outside the United States, at our subsidiaries’ production facilities in Jordan. Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policies towards Jordan), and other factors, which could have an adverse effect on our business. In addition, we may be subject to risks associated with the availability of and time required for the transportation of products from foreign countries. The occurrence of certain of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet delivery requirements would have a severe adverse impact on our results of operations and could have an adverse effect on our relationships with our customers.

Our ability to benefit from the lower labor costs in Jordan will depend on the political, social, and economic stability of Jordan and in the Middle East in general. We cannot assure you that the political, economic, or social situation in Jordan or in the Middle East in general will not have a material adverse effect on our operations, especially in light of the potential for hostilities in the Middle East. The success of the production facilities also will depend on the quality of the workmanship of laborers and our ability to maintain good relations with such laborers in these countries. We cannot guarantee that our operations in Jordan or any new locations outside of Jordan will be cost-efficient or successful.

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

Our products are produced under strict supervision and controls to ensure that all materials and manufacturing processes comply with the industry and governmental regulations governing the markets in which these products are sold. However, if our controls fail to detect or prevent non-compliant materials from entering the manufacturing process, our products could cause damages to our customers’ products or processes and could also result in fines being incurred. The possible damages, replacement costs, and fines could significantly exceed the value of our products and these risks may not be covered by our insurance policies.

We depend on our suppliers for machinery and maintenance of machinery. We may experience delays or additional costs satisfying our production requirements due to our reliance on these suppliers.

We purchase machinery and equipment used in our manufacturing process from third-party suppliers. If our suppliers are not able to provide us with maintenance or additional machinery or equipment as needed, we might not be able to maintain or increase our production to meet any demand for our products, which would negatively impact our financial condition and results of operations.

We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.

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

Periods of sustained economic adversity and uncertainty could negatively affect our business, results of operations, and financial condition.

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

Because of the United States-Jordan Free Trade Agreement and the Association Agreement between the EU and Jordan, we are able to sell our products manufactured at our facilities in Jordan to the U.S. free from customs duties and import quotas under certain conditions and to EU countries free from customs duties. If there is a change in such benefits or if any such agreements were terminated, our profitability may be reduced.

President Donald Trump expresses antipathy towards existing and proposed trade agreements, has called for greater restrictions on free trade generally, has announced significant increases on tariffs on goods imported into the United States, and has withdrawn the United States from certain trade agreements including the Trans-Pacific Partnership. It remains unclear what specifically President Trump would or would not do with respect to trade agreements, tariffs, and duties relating to products manufactured in Jordan. If President Trump takes action or publicly speaks out about the need to terminate or re-negotiate existing free trade agreements on which we rely, or in favor of restricting free trade or increasing tariffs and duties applicable to our products, such actions may adversely affect our sales and have a material adverse impact on our business, results of operations, and cash flows.

Our results of operations would be materially and adversely affected in the event we are unable to operate our principal production facilities in Jordan.

All of our manufacturing process is performed in a complex of production facilities located in Jordan. We have no effective back-up for these operations and, in the event that we are unable to use the production facilities located in Jordan as a result of damage or for any other reason, our ability to manufacture a major portion of our products and our relationships with customers could be significantly impaired, which would materially and adversely affect our results of operation.

Our operations in Jordan may be adversely affected by social and political uncertainties or change, military activity, health-related risks, or acts of terrorism.

From time to time, Jordan has experienced instances of civil unrest, terrorism, and hostilities among neighboring countries, including Syria and Israel. A peace agreement between Israel and Jordan was signed in 1994. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Jordanian economy and our operations by disrupting operations and communications and making travel within Jordan more difficult and less desirable. In late May 2018, protests about a proposed tax bill began throughout Jordan. On June 5, 2018, King Abdullah II of Jordan responded to the protests by removing and replacing Jordan’s prime minister. If political uncertainty rises in Jordan, our business, financial condition, results of operations, and cash flows may be negatively impacted.

Political or social tensions also could create a greater perception that investments in companies with Jordanian operations involve a high degree of risk, which could adversely affect the market price of our common stock. We do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts, and wars, which could subject us to significant financial losses. The realization of any of these risks could cause a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may face interruption of production and services due to increased security measures in response to terrorism.

Our business depends on the free flow of products and services through the channels of commerce. In response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial, and other services may be slowed or stopped altogether. Extensive delays or stoppages in transportation, mail, financial, or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance, and security as a result of the activities and potential delays. We may also experience delays in receiving payments from payors that have been affected by the terrorist activities. The United States economy in general may be adversely affected by terrorist activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business.

We are subject to regulatory and political uncertainties in Jordan.

We conduct substantially all of our business and operations in Jordan. Consequently, government policies and regulations, including tax policies, in Jordan will impact our financial performance and the market price of our common stock.

Jordan is a constitutional monarchy, but the King holds wide executive and legislative powers. The ruling family has taken initiatives that support the economic growth of the country. However, there is no assurance that such initiatives will be successful or will continue. The rate of economic liberalization could change, and specific laws and policies affecting manufacturing companies, foreign investments, currency exchange rates, and other matters affecting investments in Jordan could change as well. A significant change in Jordan’s economic policy or any social or political uncertainties that impact economic policy in Jordan could adversely affect business and economic conditions in Jordan generally and our business and prospects.

If we violate applicable anti-corruption laws or our internal policies designed to ensure ethical business practices, we could face financial penalties and reputational harm that would negatively impact our financial condition and results of operations.

We are subject to anti-corruption and anti-bribery laws in the United States and Jordan. Jordan’s reputation for potential corruption and the challenges presented by Jordan’s complex business environment, including high levels of bureaucracy, red tape, and vague regulations, may increase our risk of violating applicable anti-corruption laws. We face the risk that we, our employees, or any third parties such as our sales agents and distributors that we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the Foreign Corrupt Practices Act of 1977 (the “FCPA”). Any violation of the FCPA or any similar anti-corruption law or regulation could result in substantial fines, sanctions, civil or criminal penalties, and curtailment of operations that might harm our business, financial condition, or results of operations.

Our stockholders may face difficulties in protecting their interests and exercising their rights as a stockholder of ours because we conduct substantially all of our operations in Jordan and certain of our officers and directors reside outside of the United States.

Certain of our officers and directors reside outside the United States. Therefore, our stockholders may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing original actions in any of these jurisdictions based upon U.S. laws, including the federal securities laws or other foreign laws against us, our officers, and directors. Furthermore, we conduct substantially all of our operations in Jordan through our operating subsidiaries. Because the majority of our assets are located outside the United States, any judgment obtained in the United States against us or certain of our directors and officers may not be collectible within the United States.

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

Our majority stockholders will control us for the foreseeable future, including the outcome of matters requiring stockholder approval.

Three of our stockholders beneficially own approximately 71.5% of our outstanding common stock, as of June 29, 2020. Accordingly, our other stockholders do not have any ability to exercise control over us and those majority stockholders will have the ability, acting together, to elect all of our directors and to substantially influence the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Group, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our corporate documents. This concentration of voting power and control could have a significant effect in delaying, deferring, or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals.

Our stockholders’ ownership interest in us may be diluted by exercises of currently outstanding or committed warrants.

There are currently 264,410 outstanding warrants to purchase shares of our common stock. We have granted warrants to purchase up to 71,100 units to designees of the placement agent in connection with a private placement offering that we initially closed on May 15, 2017 and had subsequent closings on August 18, 2017 and September 27, 2017 (the “Private Placement”). Each unit consists of one share of our common stock and one warrant (with each such warrant being immediately exercisable for one-tenth of one share of common stock at an exercise price of $6.25 per share for a period of five years from the issuance date). The private placement agent warrants are exercisable with respect to 48,600 units beginning on July 15, 2017 and expiring on May 15, 2022, 18,000 units beginning on October 18, 2017 and expiring on August 18, 2022, and 4,500 units beginning on November 27, 2017 expiring on September 27, 2022. The private placement agent’s warrants are exercisable at a price per unit equal to $5.50.

In connection with the Private Placement, we also issued five-year warrants to purchase up to 79,000 shares of our common stock to various accredited investors at an exercise price of $6.25 per share. Such warrants expire on May 15, 2022 with respect to 54,000 warrants, August 18, 2022 with respect to 20,000 warrants, and September 27, 2022 with respect to 5,000 warrants. We have also issued a five-year warrant to our board observer to purchase up to 50,000 shares of common stock. The warrant has an exercise price of $5.00 per share and may be converted by means of a cashless exercise during the term of the warrant. This warrant may be exercised any time until May 15, 2022.

Finally, in connection with our initial public offering, we issued to the underwriter and its affiliates warrants to purchase 57,200 shares of common stock at an exercise price of $8.75 per share and an expiration date of May 2, 2023.

None of the foregoing warrants has been exercised as of the date of this annual report. To the extent any of the foregoing warrants are exercised, our stockholders’ ownership interest in us will be diluted, which may reduce the market price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause the market price of our common stock to decline.

We may issue additional securities in the future. Pursuant to our amended and restated 2018 Stock Incentive Plan, we may issue up to 1,784,250 shares of common stock to certain members of our management and key employees.

Future sales and issuances of our common stock or rights to purchase our common stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities, and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities, our stockholders may be materially diluted. New investors in any future transactions could gain rights, preferences, and privileges senior to those of holders of our common stock.

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our common stock, our stock price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our industry, and our market. If no analyst elects to cover us and publish research or reports about us, the market for our common stock could be severely limited and our stock price could be adversely affected. In addition, if one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us issue negative reports or adversely change their recommendations regarding our common stock, the market price of our common stock could decline.

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), may strain our resources, increase our costs, and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

We are required to comply with the laws, regulations, requirements, and certain corporate governance provisions under the Exchange Act and the Sarbanes-Oxley Act. Complying with these statutes, regulations, and requirements will occupy a significant amount of time of our board of directors and management, and will significantly increase our costs and expenses and will make some activities more time-consuming and costly. In connection with becoming a reporting company, we will need to continue:

●	instituting a more comprehensive compliance function;
●	preparing and distributing periodic and current reports under the federal securities laws;
●	establishing and enforcing internal compliance policies, such as those related to insider trading; and
●	involving and retaining outside counsel and accountants to a greater degree than before we became a reporting company.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act beginning with this annual report on Form 10-K for the fiscal year ended March 31, 2020. The process of designing and implementing internal controls over financial reporting may divert our internal resources and take a significant amount of time and expense to complete. If we identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, investors may lose confidence in our reported financial information, which could negatively impact the market for our common stock and cause us to be unable to obtain additional financing on acceptable terms or at all, which could cause harm to our business and financial condition. In addition, as an emerging growth company, we are not required to obtain an auditor attestation of management’s evaluation of internal controls over financial reporting once such internal controls are in place. As a result, we may fail to identify and remediate a material weakness or deficiency in our internal control over financial reporting, which may cause our financial statements and related disclosure to contain material misstatements and could cause delays in filing required financial statements and related reports.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Jerash Garments owns an industrial building of approximately 89,300 square feet and two pieces of land totaling approximately 181,000 square feet in Al Tajamouat Industrial City. We lease additional space totaling approximately 414,600 square feet in industrial buildings in Al Tajamouat Industrial City. In addition, we lease space for our workers in dormitories located inside and outside of Al Tajamouat Industrial City.

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

On December 11, 2018, we entered into an agreement through Jerash Garments, one of our subsidiaries in Jordan, to acquire all of the stock of an existing garment manufacturing business in order to operate our fourth manufacturing facility in Al Tajamouat Industrial City located in Amman, Jordan. This acquisition increased Jerash’s annual capacity from 6.5 million pieces to 8 million pieces. The new facilities are an existing garment manufacturing operation adjacent to Jerash’s three largest manufacturing centers. Jerash assumed ownership of all of the machinery and equipment owned by Paramount through the acquisition. Jerash leases an approximately 100,900 square foot primary garment manufacturing factory and housing accommodations for up to 500 workers located in Al Tajamouat Industrial City. Additionally, Jerash has coordinated with the Jordanian Ministry of Industry and Trade, Ministry of Labor and Customs Department to assume the existing compliance certificates and workplace certifications, including the facility’s Better Work Jordan credentials. In connection with the closing of this transaction, which occurred as of June 18, 2019, Jerash paid an aggregate of $980,000 to Paramount to acquire all of its stock. Jerash intends to further invest in machinery, dormitory expansion and facility audits to support additional growth at the new facility.

In 2015, we commenced a project to build a 4,800 square foot workshop in the Tafilah Governorate of Jordan, which was previously intended to be used as a sewing workshop for Jerash Garments, but which we now intend to use as a dormitory. This dormitory is expected to be operational before the end of fiscal 2021 and is expected to house workers for the 54,000 square foot workshop in Al-Hasa County. This project is expected to cost approximately $200,000 upon completion.

In calendar year 2018, we commenced another project to build a 54,000 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which started operation in November 2019. This project is a joint project with the Jordanian Ministry of Labor and the Employment and Training Department in Jordan. Pursuant to the agreement between these parties and us, we guaranteed up to JOD112,500, or $159,000, for this project and agreed to employ at least 500 workers for the first 12 months following the completion of the project. The Ministry of Labor financed the building of the workshop and the Employment and Training Department will support 50% of the workers’ salaries, as well as transportation and social security costs in the first 12 months following the completion of the project. We will be using the workshop without paying rent until December 2022, after which time we anticipate entering into a lease agreement for the workshop with the Jordanian Ministry of Labor for market rent. In the event that we do not comply with the terms of the agreement, we must pay the Ministry of Labor and the Employment and Training Department JOD250,000 or $353,000.

We believe the real property that we own and lease is sufficient to conduct our operations as they are currently conducted.

Item 3. Legal Proceedings.

We are not currently involved in any material legal proceedings. From time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded and quoted on the Nasdaq Capital Market under the symbol “JRSH” since May 4, 2018. Before that, our stock was not traded on any stock exchange. As of June 29, 2020, there were 11,325,000 shares of common stock issued and outstanding held by approximately 38 stockholders of record.

Since November 2018, the Board of Directors of Jerash Holdings has declared a quarterly cash dividend payable to holders of its common stock. Subject to the discretion of the Board of Directors and applicable law, we currently expect to continue declaring comparable quarterly cash dividends in the future.

For information on securities authorized for issuance under our existing equity compensation plan, see Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We did not repurchase any of our common stock in the fiscal year ended March 31, 2020.

During the fiscal years ended March 31, 2020 and 2019, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2020 and 2019 and current affair reports on Form 8-K.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing.

EXECUTIVE OVERVIEW

Overview

Through our wholly owned operating subsidiaries and VIE, we are principally engaged in the manufacturing and exporting of customized, ready-made sport and outerwear from knitted fabric produced in our facilities in Jordan.

We are an approved manufacturer of many well-known brands and retailers, such as Walmart, Costco, Hanes, New Balance, G-III, VF Corporation (which owns brands such as The North Face, Timberland, and JanSport), and PVH Corp. (which owns brands such as Calvin Klein, Tommy Hilfiger, IZOD, and Speedo). Our production facilities are made up of four factory units, one workshop, and three warehouses and currently employ approximately 4,100 people. The total annual capacity at our facilities is approximately 8.0 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets).

Impact of COVID-19 on our business

Collectability of receivables. We had accounts receivable of $5.3 million as of March 31, 2020. Out of this $5.3 million, $5.1 million has been received up to June 24, 2020. Some customers, including our major customer VF Corporation, have requested to extend their credit terms for an addition of 20 days to 60 days from their original payment terms. On the other hand, VF Corporation offered to accelerate 50% of its settlements for shipments in April and May 2020.

Inventory. We had inventory of $22.6 million as of March 31, 2020. Most of them are for orders scheduled to be shipped within fiscal 2021.

Investments. We acquired two pieces of land in fiscal 2020 for the construction of dormitory and production facility. Due to the ongoing COVID-19 outbreak, the management has decided to hold off the construction until there is a clearer picture on customer demand following the reopening of the U.S. and EU economies.

Revenue. For fiscal 2020, there were orders in the amount of approximately $1.6 million which were originally scheduled to be shipped in the year but were deferred to fiscal 2021 due to the national shutdown in Jordan between March 18 and March 31, 2020. We have shipped these orders as of the date of this annual report. We have been proactively communicating with our existing customers to reconfirm their orders for fiscal 2021. We also managed to start business with some new customers. However, the above is subject to the progress of reopening of economies in the U.S. and the EU that would have significant impact on both order fulfilment and delivery schedules.

Liquidity/Going Concern. We had approximately $26.1 million of cash and cash equivalent as of March 31, 2020. We had net current assets of approximately $48.1 million with a current ratio of 5.4 to 1. In addition, we had banking facilities with aggregate limits of $26 million with $235 outstanding as of March 31, 2020. Given the above, we believe that we will have sufficient financial resources to maintain as a going concern in fiscal 2021.

Subsequent events. Our main production facilities in Al Tajamouat Industrial City resumed production on April 4, 2020, under the condition that only migrant workers who were living in the dormitory within the same industrial city can go back to work, in addition to some strict hygienic precautionary measures. Our Al-Hasa workshop also restarted operation on April 26, 2020. Eventually, local employees resumed work on June 1, 2020.

Seasonality of Sales

A significant portion of our revenue is received during the first six months of our fiscal year. The majority of our VF Corporation orders are derived from winter season fashions, the sales of which occur in Spring and Summer and are merchandized by VF Corporation during the Autumn months (September through November). As such, the second half of our fiscal years reflect lower sales in anticipation of the spring and summer seasons. One of our strategies is to increase sales with other customers where clothing lines are stronger during the spring months. This strategy also reflects our current plan to increase our number of customers to mitigate our current concentration risk with VF Corporation.

Results of Operations

The following table presents certain information from our statement of income for fiscal years 2020 and 2019 and should be read, along with all of the information in this management’s discussion and analysis, in conjunction with the consolidated financial statements and related notes included elsewhere in this filing.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Years Ended March 31,
	2020		2019		Year over Year
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$93,024	100%	$84,984	100%	$8,040	9%
Cost of goods sold	75,041	81%	66,207	78%	8,834	13%
Gross profit	17,983	19%	18,777	22%	(794)	(4)%
Selling, general and administrative expenses	10,318	11%	12,428	15%	(2,110)	(17)%
Other (expense) income, net	(21)	0%	23	0%	(44)	(191)%
Net income before taxation	$7,644	8%	$6,372	7%	$1,272	20%
Income tax expense	1,174	1%	1,260	1%	(86)	(7)%
Net income	$6,470	7%	$5,112	6%	$1,358	27%

Revenue. Revenue increased by approximately $8.0 million, or 9%, to approximately $93.0 million in fiscal 2020 from approximately $85.0 million in fiscal 2019. The growth was mainly the result of the expansion of our business with one of our major customers, particularly, in export product types with higher sales value, such as jackets; and the addition of new customers in the fiscal year. Approximately 96% and 83% of our products were exported to the U.S. in fiscal 2020 and 2019, respectively.

The table below presents our revenue for fiscal years 2020 and 2019 by geographic area.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Years Ended March 31,
	2020		2019		Year over Year
Region	Amount	%	Amount	%	Amount	%
United States	$89,123	96%	$70,093	83%	$19,030	27%
Jordan	3,738	4%	13,693	16%	(9,955)	(73)%
Others	163	0%	1,198	1%	(1,035)	(86)%
Total	$93,024	100%	$84,984	100%	$8,040	9%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S. Our sales to the U.S. increased by approximately 27% in fiscal 2020 compared to fiscal 2019. According to the Major Shippers Report issued by the Office of Textiles and Apparel under the U.S. Department of Commerce dated May 5, 2020, U.S. apparel import from Jordan increased by approximately 17% from $1.56 billion in the fiscal year ended March 31, 2019 to approximately $1.83 billion in the fiscal year ended March 31, 2020. Our sales growth ratio has been exceeding the industrial average growth ratio, and we expect we still have plenty of room to expand our garment export business in the U.S. in the long run, as Jerash accounted for only approximately 5% of the total Jordanian garment exports to the U.S. in fiscal 2020, according to data from the Major Shippers Report issued by the U.S. Department of Commerce. The short-term trend may be substantially impacted by the COVID-19 outbreak in fiscal 2021.

Cost of goods sold. Following the growth in sales revenue, our cost of goods sold increased by approximately $8.8 million, or 13%, to approximately $75.0 million in fiscal 2020 from approximately $66.2 million in fiscal 2019. As a percentage of revenue, the cost of goods sold increased by approximately 3% points to 81% in fiscal 2020 from 78% in fiscal 2019. The increase in cost of goods sold as a percentage of revenue was primarily attributable to the absorption of ramp-up expenses of our newly acquired Paramount facility starting in April 2019 and newly set up Al-Hasa workshop that started operation in November 2019, and the manufacturing overheads absorbed as expenses in the period from March 18 to March 31, 2020, due to the shutdown in Jordan amid the COVID-19 outbreak.

For the fiscal year ended March 31, 2020, we purchased approximately 22%, 16%, and 11% of our raw materials from three major suppliers. For the fiscal year ended March 31, 2019, we purchased approximately 19%, 12%, and 11% of our raw materials from three major suppliers.

Gross profit margin. Gross profit margin was approximately 19% in fiscal 2020, which decreased by approximately 3% points from 22% in fiscal 2019. The decrease in gross profit margin was primarily driven by the expenses related to ramping up our new production facilities and the fixed cost during the shutdown period from March 18 to March 31, 2020.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by approximately 17% from approximately $12.4 million in fiscal 2019 to approximately $10.3 million in fiscal 2020. The decrease was mainly attributable to the decrease in stock-based compensation expenses by $3.3 million partially offset by an increase of $0.9 million in professional fees related to land purchase, start-up expenses of new subsidiaries, and miscellaneous staffing expenses resulting from a raise in headcounts in fiscal 2020.

Other (expense) income, net. Other expenses, net was approximately $21,000 in fiscal 2020 and other income, net was $23,000 in fiscal 2019. The net expenses in fiscal 2020 mainly resulted from the impact of variable exchange rates.

Net income before taxation. Net income before taxation for fiscal 2020 increased by approximately 20% from approximately $6.4 million to approximately $7.6 million. The increase was mainly attributable to the decrease in stock-based compensation expenses partially offset by a decrease in gross profit in fiscal 2020.

U.S. taxation. Income tax expense for fiscal 2020 was approximately $1.2 million compared to income tax expense of $1.3 million for fiscal 2019. The effective tax rate was 15.4% and 19.8% for fiscal 2020 and 2019, respectively.

Jordan taxation. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, and Victory Apparel are subject to the regulations of Income Tax Department in Jordan. The corporate income tax rate is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers are entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption was extended for five years to December 31, 2018. Effective January 1, 2019, in accordance to Development Zone law, Jerash Garments and its subsidiaries and VIE began paying corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. The tax income tax rate increased to 14% plus a 1% social contribution effective from January 1, 2020. For fiscal 2020, our income tax in Jordan was $1,229,000.

Jerash Garments and its subsidiaries and VIE are subject to local sales tax of 16%. However, Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption was extended to February 5, 2021 and we intend to apply to extend the exemption before the expiration date.

Hong Kong taxation. Treasure Success is registered in Hong Kong with an income tax rate of 8.25% on assessable profits up to HK$2,000,000 and 16.5% on any part of assessable profits over HK$2,000,000. Treasure Success incurred no income tax expense for fiscal 2020 and 2019 due to its operating loss. In accordance with tax legislation in Hong Kong, the accumulated loss can be used to offset future profit for income tax purposes.

PRC taxation. Jiangmen Treasure Success was established in the PRC and is subject to an income tax rate of 25%.

Net income. Net income for fiscal 2020 was approximately $6.5 million, a 27% increase from approximately $5.1 million for fiscal 2019. The increase was mainly attributable to the decrease in stock-based compensation expenses partially offset by a decrease in gross profit in fiscal 2020.

Liquidity and Capital Resources

Jerash Holdings is a holding company incorporated in Delaware. As a holding company, we rely on dividends and other distributions from our Jordanian subsidiaries to satisfy our liquidity requirements. Current Jordanian regulations permit our Jordanian subsidiaries and VIE to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. In addition, our Jordanian subsidiaries and VIE are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. We have relied on direct payments of expenses by our subsidiaries and VIE (which generate revenue) to meet our obligations to date. To the extent payments are due in U.S. dollars, we have occasionally paid such amounts in JOD to an entity controlled by our management capable of paying such amounts in U.S. dollars. Such transactions have been made at prevailing exchange rates and have resulted in immaterial losses or gains on currency exchange but no other profit.

As of March 31, 2020, we had cash of approximately $26.1 million and restricted cash of approximately $0.8 million compared to cash of approximately $27.2 million and restricted cash of approximately $0.7 million as of March 31, 2019, which was mainly the security deposit supporting our duty free import into Jordan at the customs.

Our current assets as of March 31, 2020 were approximately $59.0 million, and our current liabilities were approximately $10.9 million, which resulted in a current ratio of approximately 5.4:1. Our current assets as of March 31, 2019 were approximately $55.4 million, and our current liabilities were approximately $7.6 million, which resulted in a current ratio of approximately 7.3:1. Total equity as of March 31, 2020 and 2019 was approximately $54.8 million and $50.3 million, respectively.

We had net working capital of $48.1 million and $47.8 million as of March 31, 2020 and 2019, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date this document is filed.

We have funded our working capital needs from operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

HSBC Facility

On May 29, 2017, our wholly owned subsidiary, Treasure Success, entered into a facility letter (“2017 Facility Letter”) with HSBC to provide credit to us, which was later amended by an offer letter between HSBC, Treasure Success, and Jerash Garments dated June 19, 2018 (“2018 Facility Letter”), and further amended on August 12, 2019 (the “2019 Facility Letter,” and together with the 2017 Facility Letter and the 2018 Facility Letter, the “HSBC Facility”). The 2019 Facility Letter extended the term of the HSBC Facility indefinitely, subject to review at any time by HSBC. Pursuant to the HSBC Facility, we have a total credit limit of $11,000,000.

The HSBC Facility currently provides us with various credit facilities for importing and settling payment for goods purchased from our suppliers. The available credit facilities as described in greater detail below includes an import facility, import facilities with loan against import, trust receipts, clean import loan, and advances to us against purchase orders. HSBC charges an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to the release of goods immediately on our documentary credit. LIBOR was 0.3% and HIBOR was 0.9% on June 24, 2020. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000, and iii) 0.0625% for balance in excess of $100,000 and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to trust receipts whereby HSBC has title to the goods or merchandise released immediately to us. HSBC has approved certain of our suppliers that are eligible to use clean import loans. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000, and iii) 0.0625% for balance in excess of $100,000 and an interest of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to clean import loans or release of the goods or merchandise based on evidence of delivery or invoice. HSBC will advance up to 70% of the purchase order value in our favor. HSBC charges a handling fee of 0.25% and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to advances. Previously, the HSBC Facility was secured by collateral provided by us, Jerash Garments, Treasure Success, and the personal guarantees of Mr. Choi and Mr. Ng. The personal guarantees were released by HSBC in August 2019. Jerash Garments is also required to maintain an account at HSBC for receiving payments from VF Sourcing Asia S.A.R.L. and its related companies.

As of March 31, 2020, there was no amount outstanding under the HSBC Facility. Borrowings under the HSBC Facility are due upon demand by HSBC or within 120 days of each borrowing date.

HSBC Factoring Agreement

On June 5, 2017, Treasure Success entered into an Offer Letter—Invoice Discounting/Factoring Agreement, and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to our accounts receivable. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter—Invoice Discounting/Factoring Agreement with HSBC (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement”), which amended the 2017 Factoring Agreement. The HSBC Factoring Agreement was effective through May 1, 2019. We are negotiating with HSBC to amend the HSBC Factoring Agreement to extend the term of the facility with substantially similar terms and we will continue to be able to use the borrowings under the HSBC Factoring Agreement through any negotiation period. Under the current terms of the HSBC Factoring Agreement, we may borrow up to $12,000,000. In exchange for advances on eligible invoices from HSBC for our approved customers, HSBC charges a fee to advance such payments at a discounting charge of 1.5% per annum over 2-month LIBOR or HIBOR, as applicable. Such fee accrues on a daily basis on the amount of funds in use. HSBC has final determination of the percentage amount available for prepayment from each of our approved customers. We may not prepay an amount from a customer in excess of 85% of the funds available for borrowing. As of March 31, 2020, there was $235 outstanding under the HSBC Factoring Agreement.

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

The advances made by HSBC were secured by collateral provided by us, Jerash Garments, and Treasure Success, and the personal guarantees of Mr. Choi and Mr. Ng. If we fail to pay any sum due to HSBC, HSBC may charge a default interest at the rate of 8.5% per annum over the best lending rate quoted by HSBC on such defaulted amount. In addition, to secure the Factoring Agreement, we had granted HSBC a charge of $3,000,000 over our deposits. Following the effectiveness of the 2018 Factoring Agreement, the security collateral of $3,000,000 was released as of January 22, 2019. HSBC released the personal guarantees of Mr. Choi and Mr. Ng in August 2019.

The HSBC Factoring Agreement is subject to the review by HSBC at any time and HSBC has discretion on whether to renew the HSBC Factoring Agreement. Either party may terminate the agreement subject to a 30-day notice period.

SCBHK Facility Letter

Pursuant to the SCBHK facility letter dated June 15, 2018, and issued to Treasure Success by SCBHK, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. Borrowings under the SCBHK facility are due within 90 days of each invoice or financing date. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. We were informed by SCBHK on January 31, 2019 that the SCBHK facility had been activated. As of March 31, 2020, there was no amount outstanding under the SCBHK facility.

Years ended March 31, 2020 and 2019

The following table sets forth a summary of our cash flows for the fiscal years ended March 31, 2020 and 2019.

(All amounts in thousands of U.S. dollars)

	For the years ended March 31,
	2020	2019
Net cash provided by operating activities	$6,913	$9,775
Net cash used in investing activities	(4,932)	(1,601)
Net cash (used in) provided by financing activities	(2,913)	7,466
Effect of exchange rate changes on cash	15	(2)
Net (decrease) increase in cash	(917)	15,638
Cash and restricted cash, beginning of year	27,834	12,196
Cash and restricted cash, end of year	$26,917	$27,834

Non-cash financing activities
Warrants issued to underwriters in connection with the IPO in fiscal 2019	$-	$161
Prepaid stock issuance cost netted with proceeds from the IPO in fiscal 2019	$-	$308
Right of use assets obtained in exchange for operating lease obligations	$1,624	$-

Operating Activities

Net cash provided by operating activities was approximately $6.9 million in fiscal 2020, compared to net cash provided by operating activities of approximately $9.8 million in fiscal 2019. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

●	accounts receivable increased by approximately $1.3 million in fiscal 2020, compared to a decrease of accounts receivable of approximately $1.2 million in fiscal 2019, due to introduction of some new customers whose payment terms are longer than our major customer in fiscal 2019;
●	inventory increased by approximately $1.6 million in fiscal 2020, compared to an increase of approximately $770,000 in fiscal 2019, due to shipments delayed due to the national shutdown in Jordan from March 18 to March 31, 2020 amid the COVID-19 outbreak;
●	income tax payable decreased by approximately $250,000, compared to an increase of approximately $1.2 million in fiscal 2019; and
●	an increase in deposits paid to suppliers by $1.7 million, compared to a decrease of approximately $690,000 in fiscal 2019, due to the preparation for production in fiscal 2021.

Investing Activities

Net cash used in investing activities was approximately $4.9 million and $1.6 million for fiscal 2020 and 2019, respectively. The increase in net cash used in investing activities was mainly attributable to the acquisition of our Paramount facility and the increase in plant and machineries for Paramount, the Al-Hasa workshop, and our existing factory units.

Financing Activities

Net cash used in financing activities was approximately $ 2.9 million for fiscal 2020 compared to net cash provided by $7.5 million in fiscal 2019. The cash outflow resulted from payments of dividend and repayment of bank borrowings. Net cash provided in fiscal 2019 was primarily from proceeds from our IPO.

Non-cash Financing Activities

We had non-cash financing activities related to the IPO in fiscal 2019. Expense recognized for warrants issued to the underwriters in connection with the IPO was $160,732. There was also a prepaid stock issuance cost of $308,179 netted with proceeds from the IPO. There was approximately $1.6 million of rights of use assets obtained in exchange for operating lease obligations in fiscal 2020 pursuant to new financial reporting requirements.

Statutory Reserves

In accordance with the Corporate Law in Jordan, Jerash Holdings’ subsidiaries and VIE in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. The statutory reserve was $212,739 in both fiscal 2020 and 2019.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of March 31, 2020 and 2019.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of March 31,
	2020	2019
Statutory Reserves	$213	$213
Total Restricted Net Assets	$213	$213
Consolidated Net Assets	$54,751	$50,262
Restricted Net Assets as Percentage of Consolidated Net Assets	0.39%	0.42%

Total restricted net assets accounted for approximately 0.39% of our consolidated net assets as of March 31, 2020. As our subsidiaries and VIE in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, it has reached the maximum amount. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $4.7 million and $0.8 million in fiscal 2020 and 2019, respectively, for purchases of equipment in connection with our business activities and to increase capacity. Additions in plant and machinery amounted to approximately $1.9 million and $0.6 million in fiscal 2020 and 2019, respectively, and additions to leasehold improvements amounted to approximately $1.1 million and $0.1 million in fiscal 2020 and 2019, respectively. In fiscal 2020, we acquired two pieces of land for an aggregate purchase price of approximately $1.7 million.

In 2015, we commenced a project to build a 4,800 square foot workshop in the Tafilah Governorate of Jordan, which was initially intended to be used as a sewing workshop for Jerash Garments, but which we now intend to use as a dormitory. This dormitory is expected to be operational before the end of fiscal 2021 and is expected to house workers for the 54,000 square foot workshop in Al-Hasa County. This project is expected to cost approximately $200,000 upon completion.

In 2018, we commenced another project to build a 54,000 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which started operation in November 2019 with approximately 240 workers. Provided that we satisfy certain employment requirements over certain time periods, we do not anticipate incurring any significant costs for the project, which was constructed in conjunction with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. In the event we breach our agreement with these government agencies, we will have to pay such agencies JOD250,000 or approximately $353,000. See “Item 2. Properties” above for more information regarding this workshop.

On December 11, 2018, we entered into an agreement through Jerash Garments to acquire all of the stock of Paramount, an existing garment manufacturing business, in order to operate our fourth manufacturing facility in Al Tajamouat Industrial City in Amman, Jordan. We paid approximately $980,000 as of the closing date of the transaction on June 18, 2019.

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately three acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employees with aggregate purchase price JOD863,800 (approximately $1,218,303). Management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with aggregate purchase price JOD313,501 (approximately $442,162). We expect to spend approximately $5 million in capital expenditures to build the dormitory and the production facilities. Due to the ongoing COVID-19 outbreak, management has decided to put on hold the construction project to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the outbreak.

We projected that there will be an aggregate of approximately $1.2 million of capital expenditures in both the fiscal years ending March 31, 2021 and 2022 for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries and VIE to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

Off-balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

For Management’s Discussion and Analysis of the fiscal years ended March 31, 2019 and 2018, please see our Annual Report on Form 10-K for the year ended March 31, 2019, filed with the SEC on June 28, 2019.

Critical Accounting Policies

We prepare our financial statements in conformity with U.S. GAAP, which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past two years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience, and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

We believe that certain accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The policies that we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations are summarized in “Note 2—Summary of Significant Accounting Policies” in the notes to our audited financial statements.

Recent Accounting Pronouncements

See “Note 3—Recent Accounting Pronouncements” in the notes to our audited financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jerash Holdings (US), Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jerash Holdings (US), Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

June 29, 2020

JERASH HOLDINGS (US), INC.,
SUBSIDIARIES AND AFFILIATE

CONSOLIDATED BALANCE SHEETS

	March 31,
	2020	2019

ASSETS
Current Assets:
Cash	$26,130,411	$27,182,158
Accounts receivable, net	5,335,748	4,020,369
Inventories	22,633,772	21,074,243
Prepaid expenses and other current assets	2,761,877	2,630,727
Advance to suppliers, net	2,116,367	443,395
Total Current Assets	58,978,175	55,350,892

Restricted cash	786,298	652,310
Long-term deposits	253,414	810,172
Deferred tax assets, net	139,895	81,461
Property, plant and equipment, net	6,174,164	2,356,262
Right of use assets	1,147,090	-
Total Assets	$67,479,036	$59,251,097

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$235	$648,711
Accounts payable	6,376,320	3,378,258
Accrued expenses	2,245,402	1,539,147
Income tax payable – current	1,088,497	1,164,238
Other payables	929,783	855,527
Operating lease liabilities – current	210,081	-
Total Current Liabilities	10,850,318	7,585,881

Operating lease liabilities – non-current	649,935	-
Income tax payable – non-current	1,227,632	1,403,087
Total Liabilities	12,727,885	8,988,968

Commitments and Contingencies (See Note 15)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,325,000 shares issued and outstanding	11,325	11,325
Additional paid-in capital	15,235,025	14,956,767
Statutory reserve	212,739	212,739
Retained earnings	38,997,177	34,786,735
Accumulated other comprehensive loss	(8,324)	(14,440)
Total Jerash Holdings (US), Inc.’s Stockholder’s Equity	54,447,942	49,953,126

Noncontrolling interest	303,209	309,003
Total Equity	54,751,151	50,262,129

Total Liabilities and Equity	$67,479,036	$59,251,097

JERASH HOLDINGS (US), INC.,
SUBSIDIARIES AND AFFILIATE

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended March 31,
	2020	2019

Revenue, net	$93,024,236	$84,983,661
Cost of goods sold	75,040,597	66,206,652
Gross Profit	17,983,639	18,777,009

Selling, general and administrative expenses	10,039,995	8,834,547
Stock-based compensation expenses	278,258	3,593,888
Total Operating Expenses	10,318,253	12,428,435

Income from Operations	7,665,386	6,348,574

Other (Expense) Income:
Other (expense) income, net	(21,120)	23,802
Total other (expense) income, net	(21,120)	23,802

Net Income before provision for income taxes	7,644,266	6,372,376

Income tax expense	1,174,618	1,260,861

Net Income	6,469,648	5,111,515

Net loss attributable to noncontrolling interest	5,794	754
Net income attributable to Jerash Holdings (US), Inc.’s
Common Stockholders	$6,475,442	$5,112,269

Net Income	$6,469,648	$5,111,515
Other Comprehensive Income:
Foreign currency translation gain	6,116	10,215
Total Comprehensive Income	6,475,764	5,121,730
Comprehensive loss attributable to noncontrolling interest	-	601
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$6,475,764	$5,122,331

Earnings Per Share Attributable to Common Stockholders:
Basic	$0.57	$0.46
Diluted	$0.57	$0.45

Weighted Average Number of Shares
Basic	11,325,000	11,199,630
Diluted	11,443,364	11,330,310

Dividend per share	$0.20	$0.10

JERASH HOLDINGS (US), INC., SUBSIDIARIES AND AFFILIATE

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEAR ENDED MARCH 31, 2020

					Additional			Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income (Loss)	Interest	Equity
Balance at March 31, 2018	-	$-	9,895,000	$9,895	$2,742,158	$71,699	$30,948,006	$(24,502)	$309,604	$34,056,860
Common stock issued net of stock issuance costs of $1,387,879	-	-	1,430,000	1,430	8,620,691	-	-	-	-	8,622,121
Stock-based compensation expense for the stock options issued under stock incentive plan.	-	-	-	-	3,593,888	-	-	-	-	3,593,888
Warrants issued to the underwriter	-	-	-	-	30	-	-	-	-	30
Net income (loss)	-	-	-	-	-	-	5,112,269	-	(754)	5,111,515
Dividend distribution	-	-	-	-	-	-	(1,132,500)	-	-	(1,132,500)
Statutory reserve	-	-	-	-	-	141,040	(141,040)	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	10,062	153	10,215

Balance at March 31, 2019	-	-	11,325,000	11,325	14,956,767	212,739	34,786,735	(14,440)	309,003	50,262,129
Stock-based compensation expense for the stock options issued under stock incentive plan.	-	-	-	-	278,258	-	-	-	-	278,258
Net income (loss)	-	-	-	-	-	-	6,475,442	-	(5,794)	6,469,648
Dividend distribution	-	-	-	-	-	-	(2,265,000)	-	-	(2,265,000)
Foreign currency translation gain	-	-	-	-	-	-	-	6,116	-	6,116

Balance at March 31, 2020	-	$-	11,325,000	$11,325	$15,235,025	$212,739	$38,997,177	$(8,324)	$303,209	$54,751,151

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,469,648	$5,111,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,516,526	1,255,820
Stock-based compensation expense	278,258	3,593,888
Bad debt expense	6,641	-
Amortization of operating lease right-of-use assets	476,595	-
Changes in operating assets:
Accounts receivable	(1,315,286)	1,229,239
Account receivable - related party	-	50,047
Inventories	(1,559,418)	(770,720)
Prepaid expenses and other current assets	(519,356)	(1,404,198)
Advances to suppliers	(1,672,853)	685,197
Deferred tax assets	(58,547)	(81,461)
Changes in operating liabilities:
Accounts payable	2,997,850	(1,400,533)
Accrued expenses	706,205	363,037
Other payables	74,250	(23,888)
Operating lease liabilities	(237,504)	-
Income tax payable	(250,357)	1,167,322
Net cash provided by operating activities	6,912,652	9,775,265

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4,678,249)	(791,001)
Acquisition deposit	-	(380,000)
Other long-term assets	(253,414)	(430,113)
Net cash used in investing activities	(4,931,663)	(1,601,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distribution	(2,265,000)	(1,132,500)
Proceeds from short-term loan	(648,665)	(331,876)
Net proceeds from short-term loan	235	-
Net proceeds from issuance of common stock	-	8,930,300
Warrants issued to the underwriter	-	30
Net cash (used in) provided by financing activities	(2,913,430)	7,465,954

EFFECT OF EXCHANGE RATES CHANGES ON CASH	14,682	(1,747)

NET (DECREASE) INCREASE IN CASH	(917,759)	15,638,358

CASH, AND RESTRICTED CASH, BEGINNING OF THE YEAR	27,834,468	12,196,110

CASH, AND RESTRICTED CASH, END OF THE YEAR	$26,916,709	$27,834,468

CASH, AND RESTRICTED CASH, END OF THE YEAR	$26,916,709	$27,834,468
LESS: NON-CURRENT RESTRICTED CASH	786,298	652,310
CASH, END OF YEAR	$26,130,411	$27,182,158

Supplemental disclosure information:
Cash paid for interest	$6,171	$90,867
Income tax paid	$1,483,523	$175,000

Non-cash financing activities:
Warrants issued to underwriters in connection with the IPO	$-	$160,732
Prepaid stock issuance cost netted with proceeds from the IPO	$-	$308,179
Right of use assets obtained in exchange for operating lease obligations	$1,623,685	$-

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

NOTES TO CONSOLIDATED FINANCIALSTATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Jerash Holdings (US), Inc. (“Jerash Holdings”) is a corporation established under the laws of the State of Delaware on January 20, 2016. Jerash Holdings is a parent holding company with no operations. Jerash Holdings, and its subsidiaries and Variable Interest Entity (“VIE”) are herein collectively referred to as the “Company.”

Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) is a wholly owned subsidiary of Jerash Holdings and was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”), as a limited liability company on November 26, 2000 with a declared capital of 150,000 Jordanian Dinar (“JOD”) (approximately US$212,000) as of March 31, 2020.

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both incorporated in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with a declared capital of JOD50,000 as of March 31, 2020. Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments.

Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”), was a contract garment manufacturer that was incorporated in Amman, Jordan, as a limited liability company on October 24, 2004 with a declared capital of JOD100,000. On December 11, 2018, Jerash Garments and the sole stockholder of Paramount entered into an agreement pursuant to which Jerash Garments acquired all of the outstanding shares of stock of Paramount. Jerash Garments assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of June 18, 2019, Paramount became a subsidiary of Jerash Garments. Treasure Success International Limited (“Treasure Success”) was incorporated on July 5, 2016 in Hong Kong, China, for the primary purpose of employing staff from China to support Jerash Garments’ operations and is a wholly-owned subsidiary of Jerash Holdings.

Treasure Success International Limited (“Treasure Success”) was incorporated on July 5, 2016 in Hong Kong, China, for the primary purpose of employing staff from China to support Jerash Garments’ operations and is a wholly-owned subsidiary of Jerash Holdings.

Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”) was incorporated as a limited liability company in Amman, Jordan, on September 18, 2005 with a declared capital of JOD50,000. Victory Apparel has no significant assets or liabilities or other operating activities of its own.

Although Jerash Garments does not own the equity interest of Victory Apparel, the Company’s president, director, and significant stockholder, Mr. Choi Lin Hung (“Mr. Choi”), is also a director of Victory Apparel and controls all decision-making for Victory Apparel along with another significant stockholder of Jerash Garments, Mr. Lee Kian Tjiauw, who has the ability to control Victory Apparel’s financial affairs. In addition, Victory Apparel’s equity at risk is not sufficient to permit it to operate without additional subordinated financial support from Mr. Choi. Based on these facts, the Company concluded that Jerash Garments has effective control over Victory Apparel due to Mr. Choi’s roles at both organizations and therefore Victory Apparel is considered a VIE under Accounting Standards Codification (“ASC”) 810-10-05-08A. Accordingly, Jerash Garments consolidates Victory Apparel’s operating results, assets, and liabilities.

Jiangmen Treasure Success Business Consultancy Company Limited (“Jiangmen Treasure Success”) was incorporated on August 28, 2019 under the laws of the People’s Republic of China in Guangzhou City of Guangdong Province in China with a total registered capital of 3 million Hong Kong Dollars (“HKD”) (approximately $385,000) to provide support in sales and marketing, sample development, merchandising, procurement, and other areas. Treasure Success, owns 100% of the equity interests in Jiangmen Treasure Success.

The Company is engaged in the manufacturing and exporting of customized, ready-made sport and outerwear from knitted fabric produced in its facilities in Jordan and sold in the United States, Jordan, and other countries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The consolidated financial statements include the financial statements of Jerash Holdings, and its subsidiaries and VIE. All significant intercompany balances and transactions have been eliminated in consolidation.

In accordance with accounting standards regarding the consolidation of VIE, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which a company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

The following table sets forth the carrying amounts of the assets and liabilities of the VIE, Victory Apparel, which was included in the Company’s consolidated balance sheets:

	March 31, 2020	March 31, 2019
Current assets	$1,280	$1,316
Intercompany receivables*	303,692	307,687
Total assets	304,972	309,003

Third party current liabilities	1,763	-
Total liabilities	1,763	-
Net assets	$303,209	$309,003

*	Receivables from Jerash Garments are eliminated upon consolidation.

Victory Apparel was inactive for the year ended March 31, 2020.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates include allowance for doubtful accounts, valuation of inventory reserve, useful lives of buildings and other property and the measurement of stock-based compensation expenses. Actual results could differ from these estimates.

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of March 31, 2020, and 2019, the Company had no cash equivalents.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants credit to customers with good credit standing for a maximum of 120 days and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Allowance was $4,641 and nil as of March 31, 2020 and 2019, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories include cost of raw materials, freight, direct labor and related production overhead. The cost of inventories is determined using the First in, First-out method. The Company periodically reviews its inventories for excess or slow-moving items and makes provisions as necessary to properly reflect inventory value.

Advance to Suppliers

Advance to suppliers consists of balances paid to suppliers for services or materials purchased that have not been provided or received. Advance to suppliers for services and materials is short term in nature. Advance to Suppliers is reviewed periodically to determine whether its carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the advance becomes doubtful. The Company uses the aging method to estimate the allowance for uncollectible balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for doubtful accounts by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances. Allowance was $2,000 and nil as of March 31, 2020 and 2019, respectively.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the years ended March 31, 2020 and 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s customized ready-made outerwear for large brand-name retailers. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within seven to 120 days of the invoice date, and the contracts do not have significant financing components. Shipping and handling costs associated with outbound freight are not an obligation of the Company. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial.

All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience, complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made. Historically, sales returns have not significantly impacted the Company’s revenue.

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. For the fiscal year March 31 2020 and 2019, there was no revenue recognized from performance obligations related to prior periods. As of March 31, 2020, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $821,805 and $692,794 for the years ended March 31, 2020 and 2019, respectively.

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings was incorporated in the State of Delaware and is subject to federal income tax in the United States of America. Treasure Success was registered in Hong Kong and has no operating profit. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, and Victory Apparel are subject to income tax in Jordan, unless an exemption is granted. The corporate income tax rate is 14% for the businesses classified within the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption had been extended for five years until December 31, 2018. Effective January 1, 2019, the Jordanian government changed some features of its tax incentive programs and Jerash Garments and its subsidiaries and VIE are now qualified for incentives applicable to a Development Zone, a change from the previous incentive program relating to Qualifying Industrial Zone. In accordance with Development Zone law, Jerash Garments and its subsidiaries and VIE were subject to corporate income tax in Jordan at a rate of 10% plus 1% social contribution. Effective January 1, 2020, income rate increased to 14% plus 1% social contribution.

Jerash Garments and its subsidiaries and VIE are subject to local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption has been extended to February 5, 2021.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during year ended March 31, 2020 and 2019.

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

	March 31, 2020	March 31, 2019
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7529 US$1=CNY7.0896	US$1=HKD7.8500
Average rate	US$1=JOD0.7090	US$1=JOD0.7091
	US$1=HKD7.8163 US$1=CNY6.9642	US$1=HKD7.8420

Stock-Based Compensation

The Company measures compensation expense for stock-based awards to non-employee contractors and directors based upon the awards’ initial grant-date fair value. The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method.

The Company estimates the fair value of stock options using a Black-Scholes model. This model is affected by the Company’s stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free rates of return, the expected volatility of the Company’s common stock, and expected dividend yield, each of which is more fully described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

●	Expected Term: the expected term of a warrant or a sock option is the period of time that the warrant or stock option is expected to be outstanding.

●	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issued with an equivalent term to the share-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company uses the nearest interest rate from the available maturities.

●	Expected Stock Price Volatility: the Company utilizes comparable public company volatility over the same period of time as the life of the warrant or stock option.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

●	Dividend Yield: Until November 2018, the board of directors of Jerash Holdings (the “Board of Directors”) had not declared, and the Company had not yet paid, any dividends. Accordingly, stock-based compensation awards granted prior to November 2018 assumed no dividend yield, while any subsequent stock-based compensation awards are valued using the anticipated dividend yield.

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See “Note 13—Earnings per Share”).

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD or CNY to US$ is reported in other comprehensive income in the consolidated statements of income and comprehensive income.

Fair Value of Financial Instruments

ASC 825-10 requires certain disclosures regarding the fair value of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 - Quoted prices in active markets for identical assets and liabilities.

●	Level 2 - Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, credit facilities, accounts payable, accrued expenses, income tax payable, other payables, and operating lease liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2020 and 2019 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2020, and 2019, respectively, $6,894,641 and $7,121,161 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of March 31, 2020, $125,830 of the Company’s cash was on deposit at financial institutions in China, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of March 31, 2020, and 2019, respectively, $19,847,852 and $20,614,581 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of March 31, 2020, and 2019, respectively, $48,386 and $98,726 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on exporting business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the fiscal year ended March 31, 2020, two end-customers accounted for 77% and 11%, respectively, of the Company’s total revenue. For the fiscal year ended March 31, 2019, one end-customer accounted for 79% of the Company’s total revenue. As of March 31, 2020, four end-customers accounted for 42%, 20%, 20%, and 14% of the Company’s total accounts receivable balance. As of March 31, 2019, one end-customer accounted of 96% of the Company’s total accounts receivable balance.

For the fiscal year ended March 31, 2020, the Company purchased approximately 22%, 16%, and 11% of its raw materials from three major suppliers, respectively. For the fiscal year ended March 31, 2019, the Company purchased approximately 19%, 12%, and 11% of its raw materials from three major suppliers, respectively. As of March 31, 2020, accounts payable to the Company’s three major suppliers accounted for 39%, 16%, and 10% of the total accounts payable balance, respectively. As of March 31, 2019, accounts payable to the Company’s three major suppliers accounted for 40%, 20%, and 14 % of the total accounts payable balance, respectively.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNANCEMENTS

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

The Company adopted ASU No. 2016-02—Leases (Topic 842), as of April 1, 2019, using a modified retrospective transition method permitted under ASU No. 2018-11. This transition approach provides a method for recording existing leases only at the date of adoption and does not require previously reported balances to be adjusted. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of approximately $1.4 million and $0.9 million, respectively, as of April 1, 2019. The standard did not materially impact consolidated net earnings and had no impact on cash flows. (See “Note 7—Leases”).

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of the Company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company will adopt ASU 2016-13 and its related amendments effective April 1, 2020, and there was no material effect on its consolidated financial statements for the adoption of this standard.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect adoption of the new guidance to have a significant impact on its consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLES

Accounts receivable consisted of the following:

	As of	As of
	March 31, 2020	March 31, 2019
Trade accounts receivable	$5,340,389	$4,020,369
Less: allowances for doubtful accounts	4,641	-
Accounts receivables, net	$5,335,748	$4,020,369

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	March 31, 2020	March 31, 2019
Raw materials	$12,499,301	$11,601,262
Work-in-progress	1,541,716	1,889,329
Finished goods	8,592,755	7,583,652
Total inventory	$22,633,772	$21,074,243

NOTE 6 – ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	As of	As of
	March 31, 2020	March 31, 2019
Advance to suppliers	$2,118,367	$443,395
Less: allowances for doubtful accounts	2,000	-
Advance to suppliers, net	$2,116,367	$443,395

NOTE 7 – LEASES

The Company has 31 operating leases for manufacturing facilities and offices. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in remeasurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Effective April 1, 2019, the Company adopted the new lease accounting standard using a simplified retrospective transition method which allowed the Company not to recast comparative periods presented in its unaudited condensed consolidated financial statements. In addition, the Company elected the package of practical expedients, which allowed the Company to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company combines the lease and non-lease components in determining the ROU assets and related lease obligation. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities as disclosed below and had no impact on accumulated deficit as of March 31, 2020. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

March 31, 2020
Right-of-use assets	$1,147,090

Operating lease liabilities - current	$210,081
Operating lease liabilities - non-current	649,935
Total operating lease liabilities	$860,016

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2020:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	3.6

Weighted average discount rate	4.06%

During the fiscal 2020 and 2019, the Company incurred total operation lease expenses of $1,963,831 and $1,528,500 respectively.

NOTE 7 – LEASES (Continued)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of March 31, 2020:

2021	$448,886
2022	317,113
2023	223,571
2024	171,282
2025	82,831
Thereafter	-
Total lease payments	1,243,683
Less: imputed interest	(96,593)
Less: prepayments	(287,074)
Present value of lease liabilities	$860,016

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of	As of
	March 31, 2020	March 31, 2019
Land (1)	$1,831,192	$61,078
Property and buildings	432,562	432,562
Equipment and machinery (2)	7,630,255	5,560,265
Office and electric equipment	793,405	550,738
Automobiles	480,687	367,332
Leasehold improvements	2,765,610	1,652,038
Subtotal	13,933,711	8,624,013
Construction in progress (3)	194,752	200,042
Less: Accumulated depreciation and amortization (4)	(7,954,299)	(6,467,793)
Property and equipment, net	$6,174,164	$2,356,262

(1)

On August 7, 2019 and February 6, 2020, the Company, through Jerash Garments, closed transactions to purchase 12,340 square meters (approximately three acres) and 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan (the “Jordan Properties”), from third parties to construct a factory and a dormitory for the Company’s employees, respectively. The aggregate purchase price of the Jordan Properties was JOD1,177,301 (approximately US$1.7 million).

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

(3)

The construction in progress account represents costs incurred for constructing dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet in the Tafilah Governorate of Jordan, and is expected to be operational before the end of fiscal 2021.

(4)	Depreciation and amortization expenses were $1,516,526 and $1,255,820 for the fiscal years ended March 31, 2020 and 2019, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company had 500,000 shares of preferred stock authorized with a par value of $0.001 per share, and with none issued and outstanding as of March 31, 2020 and March 31, 2019. The preferred stock can be issued by the Board of Directors of Jerash Holdings in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

Prior to September 17, 2018, the Company had 15,000,000 shares of common stock authorized with a par value of $0.001 per share. On September 17, 2018, following approval from its stockholders, the Company filed a certificate of amendment to its certificate of incorporation with the State of Delaware to increase its authorized shares of common stock from 15,000,000 to 30,000,000. The Company had 11,325,000 shares common stock outstanding as of March 31, 2020 and 2019.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. In addition, PRC companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

Dividends

On February 5, 2020, November 4, 2019, July 29, 2019, and May 17, 2019, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $566,250 were paid in full on February 26, 2020, November 26, 2019, August 19, 2019, and June 5, 2019, respectively.

On February 7, 2019 and November 1, 2018, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $566,250 were paid in full on February 27, 2019 and November 27, 2018, respectively.

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

The fair value of these warrants was estimated as of the grant date using the Black-Scholes model with the major assumptions that expected terms is five years; risk-free interest rate is 1.8-2.8%; and the expected volatility is 50.3-52.2%. There were 264,410 warrants outstanding as of March 31, 2020 and 2019 with a weighted average exercise price of $6.35. All of the outstanding warrants were fully vested and exercisable as of March 31, 2020 and 2019.

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved the amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes.

On April 9, 2018, the Board of Directors approved the issuance of 989,500 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years. The fair value of these options was estimated as of the grant date using the Black-Scholes model with the major assumptions that expected terms is five years; risk-free interest rate is 2.6%; and the expected volatility is 50.3%. All these outstanding options were fully vested and exercisable on issue date.

NOTE 10 – STOCK-BASED COMPENSATION (Continued)

On August 3, 2018, the Board of Directors granted the Company’s then Chief Financial Officer and Head of U.S. Operations a total of 150,000 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $6.12 per share and a term of 10 years. The fair value of these options was estimated as of the grant date using the Black-Scholes model with the major assumptions that expected terms is 10 years; risk-free interest rate is 2.95%; and the expected volatility is 50.3%. All these outstanding options were fully vested and exercisable in August, 2019.

On November 27, 2019, the Board of Directors granted the Company’s Chief Financial Officer 50,000 nonqualified stock options under the amended and restated Plan in accordance with the amended and restated Plan at an exercise price of $6.50 per share and a term of 10 years. As of March 31, 2020, there was $42,151 remaining amount to vest.

The fair value of the options granted on November 27, 2019 was $126,454. It is estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options
March 31, 2020
Expected term (in years)	10.0
Risk-free interest rate (%)	1.77%
Expected volatility (%)	48.59%
Dividend yield (%)	3.08%

All stock option activities are summarized as follows:

		Weighted Average
	Shares	Exercise Price
Stock options outstanding at March 31, 2019	1,139,500	$6.88
Granted	50,000	6.50
Exercised	-	-
Cancelled	-	-
Stock options outstanding at March 31, 2020	1,189,500	$6.87

Total expense related to the stock options issued was $278,258 for the year ended March 31, 2020. There were $42,151 of unrecognized compensation costs at March 31, 2020 relating to unvested awards.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions

Ford Glory International Limited (“FGIL”)	Affiliate, subsidiary of Ford Glory Holdings (“FGH”), which is 49% indirectly owned by the Company’s President, Chief Executive Officer and Chairman, a significant stockholder	Operating Lease

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, and Chairman, a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Jiangmen V-Apparel Manufacturing Limited	Affiliate, subsidiary of FGH	Operating Lease

NOTE 11 – RELATED PARTY TRANSACTIONS (Continued)

a.	Related party lease and purchases agreement

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

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $300,000 for the years ended March 31, 2020 and 2019.

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total advisory and management expenses under this agreement were $300,000 for the years ended March 31, 2020 and 2019.

NOTE 11 – RELATED PARTY TRANSACTIONS (Continued)

c.	Personal Guarantees

Borrowings under the Credit Facilities, with HSBC were previously secured by the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun (“Mr. Ng”). These guarantees were released as of August 12, 2019. (See “Note 12—Credit Facilities”).

NOTE 12 – CREDIT FACTILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with Hong Kong and Shanghai Banking Corporation (“HSBC”) (the “2017 Facility Letter”),which was amended pursuant to a letter agreement between HSBC, Treasure Success, and Jerash Garments dated June 19, 2018 (the “2018 Facility Letter”), and increased to $11,000,000 pursuant to a letter agreement dated August 12, 2019 (the “2019 Facility Letter,” and together with the 2018 Facility Letter and 2017 Facility Letter, the “HSBC Facility”).

In addition, on June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting/Factoring Agreement, and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to the Company’s accounts receivables. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter-Invoice Discounting/Factoring Agreement with HSBC, which amended the 2017 Factoring Agreement (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement,” and together with the HSBC Facility, the “HSBC Credit Facilities”). Pursuant to the HSBC Factoring Agreement, HSBC offered to provide Treasure Success with a $12,000,000 factoring facility for certain debt purchase services related to Treasure Success’s accounts receivables.

The HSBC Credit Facilities are guaranteed by Jerash Holdings, Jerash Garments, and Treasure Success. In addition, the HSBC Credit Facilities required cash and other investment security collateral of $3,000,000 and were secured by the personal guarantees of Mr. Choi and Mr. Ng. As of January 22, 2019, the security collateral of $3,000,000 had been released. HSBC also released the personal guarantees of Mr. Choi and Mr. Ng on August 12, 2019. The HSBC Credit Facilities provide that drawings under the HSBC Credit Facilities are charged interest at the Hong Kong Interbank Offered Rate plus 1.5% for drawings in HKD, and the London Interbank Offered Rate plus 1.5% for drawings in other currencies. In addition, the HSBC Credit Facilities also contain certain service charges and other commissions and fees.

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

As March 31, 2020, and 2019, the Company had made $235 and $360,401 in withdrawals, under the HSBC Credit Facilities, which are due within 120 days of each borrowing date or upon demand by HSBC. As of March 31, 2020, $235 was outstanding under the HSBC Factoring Agreement. As of March 31, 2019, $85,421 was outstanding under the HSBC Factoring Agreement and $274,980 outstanding under the HSBC Facility.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter, dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As March 31, 2020 and 2019, the Company had an outstanding amount of $0 and $288,310, respectively, in import invoice financing under the SCBHK facility.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended March 31, 2020 and 2019. 57,200 IPO Underwriter Warrants, 50,000 stock options to the Company’s Chief Financial Officer were anti-dilutive for the year ended March 31, 2020 and excluded from the EPS calculation.

	Year Ended
	March 31,
	(in $000s except share and
	per share information)
	2020	2019
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$6,475	$5,112

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,325,000	11,199,630
Dilutive securities – unexercised warrants and options	118,364	130,680
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,443,364	11,330,310
Basic earnings per share	$0.57	$0.46

Diluted earnings per share	$0.57	$0.45

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the years ended March 31, 2020 and 2019, outerwear accounted for approximately 85.0% and 88.3% of total revenue. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the years ended March 31, 2020 and 2019, respectively.

	For the years ended March 31,
	2020	2019
United States	$89,123,214	$70,092,992
Jordan	3,737,608	13,693,020
Other countries	163,414	1,197,649
Total	$93,024,236	$84,983,661

99.9% of long-lived assets were located in Jordan as of March 31, 2020

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, a new entity, Jiangmen Treasure Success, was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD3 million (approximately $385,000). The Company’s subsidiary, Treasure Success, is required to contribute HKD3 million (approximately $385,000) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of March 31, 2020, Treasure Success had made capital contribution of HKD1.3 million (approximately $167,000). Pursuant to Jiangmen Treasure Success’s organizational documents, the Company is required to complete the capital contribution before December 31, 2029.

NOTE 15 – COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 16 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, and Victory Apparel are subject to the regulations of the Income Tax Department in Jordan. The corporate income tax rate is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption had been extended for five years until December 31, 2018. The effect of the tax exemption on the Company’s 2019 fiscal results is a tax savings of approximately $1,623,717, or $0.14 per share. Effective January 1, 2019, Jordanian government has changed some features of Jerash Garments and its subsidiaries area to a Development Zone. In accordance with Development Zone law, Jerash Garments and its subsidiaries and VIE began paying corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. Effective January 1, 2020, this rate increased to 14% plus a 1% social contribution.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act imposed tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part of the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. Additionally, under the provisions of the Tax Act, for taxable years beginning after December 31, 2017, the foreign earnings of Jerash Garments and its subsidiaries are subject to U.S. taxation at the Jerash Holdings level under the new Global Intangible Low-Taxed Income (“GILTI”) regime.

Income tax payable consisted of the following:

	As of March 31, 2020	As of March 31, 2019
Income tax payable – current	$1,088,497	$1,164,238
Income tax payable – non-current	1,227,632	1,403,087
	$2,316,129	$2,567,325

NOTE 16 – INCOME TAX (Continued)

The provision for income taxes consisted of the following:

	For the years ended March 31,
	2020	2019
Domestic and foreign components of income (loss) before income taxes
Domestic	$(1,811,749)	$(5,205,168)
Foreign	9,456,015	11,577,544
Total	$7,644,266	$6,372,376

	For the years ended March 31,
	2020	2019
Provision (benefit) for income taxes
Current tax:
U.S. federal	$4,002	$1,302,022
U.S. state and local	50	40
Foreign	1,229,000	40,260
Total Current Tax	1,233,052	1,342,322
Deferred tax:
U.S. federal	(58,434)	(81,461)
U.S. state and local	-	-
Foreign	-	-
Total deferred tax	(58,434)	(81,461)
Total tax	$1,174,618	$1,260,861

Effective tax rates	15.4%	19.8%

A reconciliation of the effective tax rate was as follows:

	For the years ended March 31,
	2020	2019
Tax at statutory rate	$1,605,296	$1,338,199
State tax, net of federal benefit	40	40
Non-deductible expenses	29	692,749
Non-taxable income	(10,151)	(17,416)
Global Intangible Low-Taxed Income	1,130,422	1,381,950
Tax Credits	(808,407)	(31,307)
Foreign tax rate differential	(804,026)	(2,426,493)
Valuation Allowance	57,413	52,885
Provision to return adjustments	4,002	270,254
Total	$1,174,618	$1,260,861

The Company’s deferred tax assets and liabilities at March 31, 2020 and 2019 consisted of the following:

Deferred tax assets	As of March 31, 2020	As of March 31, 2019
Stock based compensation	$139,895	$81,461
Net operating losses carried forward	148,220	90,807
Less: valuation allowance	(148,220)	(90,807)
Deferred tax assets, net	$139,895	$81,461

Deferred tax assets are reduced by a valuation allowance when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2020 and 2019, the allowance for deferred tax assets was $148,220 and $90,807, respectively.

NOTE 17 – SUBSEQUENT EVENTS

As of March 31, 2020, the Company had cumulative book-tax basis differences in its foreign subsidiaries of approximately $20.5 million. The Company has not recorded a U.S. deferred tax liability for the book-tax basis in its foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The reversal of this temporary difference would occur upon the sale or liquidation of the Company’s foreign subsidiaries, and the estimated impact of the reversal of this temporary difference is approximately $4.3 million.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years prior to December 31, 2016.

On May 15, 2020, the Board of Directors approved the payment of a dividend of $0.05 per share payable on June 2, 2020 to stockholders of record as of the close of business on May 26, 2020.

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread all over the world, including in each of the areas in which the Company operates. The Company temporarily closed its manufacturing facilities from March 18, 2020 to April 3, 2020. As the situation was controlled and improved gradually in April and May, the Company’s manufacturing facilities in Jordan have been resumed step by step, and reached full capacity since June 1, 2020. The spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There was no significant negative impact for the fiscal year ended March 31, 2020, but the management expects a short-term decline in fiscal 2021. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to estimate the impact on the Company’s financial condition and operations in the long run.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of March 31, 2020, concluded that our disclosure controls and procedures were effective as of that date.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of March 31, 2020, our internal control over financial reporting was effective.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, the information set forth in our Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) to be filed within 120 days following the end of our fiscal year, under the headings “Proposal No. 1—Election of Directors,” “Our Executive Officers,” “Delinquent Section 16(a) Reports,” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, the information set forth in the 2020 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,453,910	$6.77	594,750
Equity compensation plans not approved by security holders	-	$-	-
Total	1,453,910	$6.77	594,750

For additional information concerning our equity compensation plans, see the discussion in “Note 10—Stock-Based Compensation.”

The remainder of the information required by this Item is set forth in the 2020 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information set forth in the 2020 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices and Policies—Board and Committee Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, the information set forth in the 2020 Proxy Statement under the heading “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Matters Relating to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-1, filed with the SEC on September 19, 2018

3.2	Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.1 to the Form 8-K, filed with the SEC on July 24, 2019

4.1	Specimen Certificate for Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Form S-1, filed with the SEC on June 27, 2017

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Form 10-K, filed with the SEC on June 28, 2019

10.1	Form of Private Placement Warrant	Incorporated herein by reference to Exhibit 10.3 to the Form S-1, filed with the SEC on June 27, 2017

10.2	Letter Agreement for Banking Facilities, dated as of May 29, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.4 to the Form S-1, filed with the SEC on June 27, 2017

10.3	Letter Agreement for Banking Faculties, dated June 19, 2018, by and between The Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited and Jerash Garments and Fashions Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.22 to the Form 10-K, filed with the SEC on June 28, 2019

10.4	Letter Agreement for Banking Facilities, dated August 12, 2019, by and between Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited and Jerash Garments and Fashions Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on August 26, 2019

10.5	Letter Agreement for Invoice Discounting/Factoring Agreement, dated June 5, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited, Choi Lin Hung, Ng Tsze Lun, Jerash Garments and Fashions Manufacturing Company Limited, and Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 10.5 to the Form S-1, filed with the SEC on June 27, 2017

10.6	Letter Agreement for Invoice Discounting/Factoring Agreement dated August 21, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.12 to the Form S-1/A, filed with the SEC on September 29, 2017

10.7	Facility Letter, dated June 15, 2018, by and between Treasure Success International Limited and Standard Chartered Bank (Hong Kong) Limited	Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q, filed with the SEC on February 13, 2019

10.8	Standard Chartered Global Master Credit Terms	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019

10.9	Standard Chartered Global Master Trade Terms	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019

10.10+	Unified Employment Agreement for Expatriate Staff in the Textile, Garment and Clothing Industry between Jerash Garments and Fashions Manufacturing Company Limited and Wei Yang dated as of May 1, 2020	Filed herewith

10.11	Rental Agreement, dated as of October 3, 2018, by and between Ford Glory International Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.5 to Form 10-K, filed with the SEC on June 28, 2019

10.12+	Consulting Agreement, dated January 12, 2018, by and between Treasure Success International Limited and Yukwise Limited	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on January 16, 2018

10.13+	Consulting Agreement, dated January 16, 2018, by and between Treasure Success International Limited and Multi-Glory Corporation Ltd.	Incorporated herein by reference to Exhibit 10.18 to the Form S-1, filed with the SEC on January 18, 2018

10.14	Form of Underwriter’s Warrant	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-1, filed with the SEC on March 9, 2018

10.15+	Amended and Restated 2018 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 19, 2019

10.16+	Form of Option Award Notice and Agreement (Employee)	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.17+	Form of Option Award Notice and Agreement (Consultant)	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.18+	Employment Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on December 2, 2019

10.19+	Option Award Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on December 2, 2019

10.20+	Form of Indemnification Agreement	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on June 15, 2020

14.1	Code of Ethics	Filed herewith

21.1	Subsidiaries of Jerash Holdings (US), Inc.	Filed herewith

23.1	Consent of Friedman LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Linkbase	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

+	Indicates a management contract or compensatory plan, contract, or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERASH HOLDINGS (US), INC.

Date: June 29, 2020	By:	/s/ Gilbert K. Lee
	Name:	Gilbert K. Lee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on June 29, 2020.

Signature	Title

/s/ Choi Lin Hung	Chairman, Chief Executive Officer, President and Treasurer
Choi Lin Hung	(Principal Executive Officer)

/s/ Gilbert K. Lee	Chief Financial Officer (Principal Financial Officer and
Gilbert K. Lee	Principal Accounting Officer)

/s/ Wei Yang	Vice President, Secretary, and Director
Wei Yang

/s/ Bill Korn	Director
Bill Korn

/s/ Ibrahim H. Saif	Director
Ibrahim H. Saif

/s/ Mak Chi Yan	Director
Mak Chi Yan