Form 10-Q
period 2020-06-30
Jerash Holdings (US), Inc.
filed 2020-08-13
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, there were 11,325,000 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2020

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(Unaudited)

ASSETS
Current Assets:
Cash	$17,754,673	$26,130,411
Accounts receivable, net	15,867,632	5,335,748
Inventories	18,077,080	22,633,772
Prepaid expenses and other current assets	2,239,343	2,761,877
Advance to suppliers, net	3,168,395	2,116,367
Total Current Assets	57,107,123	58,978,175

Restricted cash	786,298	786,298
Long-term deposits	329,697	253,414
Deferred tax assets, net	139,895	139,895
Property, plant and equipment, net	5,927,631	6,174,164
Right of use assets	1,083,809	1,147,090
Total Assets	$65,374,453	$67,479,036

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$-	$235
Accounts payable	3,764,543	6,376,320
Accrued expenses	2,127,629	2,245,402
Income tax payable- current	1,282,329	1,088,497
Other payables	1,088,461	929,783
Operating lease liabilities - current	187,909	210,081
Total Current Liabilities	8,450,871	10,850,318

Operating lease liabilities - non-current	655,598	649,935
Income tax payable - non-current	1,227,632	1,227,632
Total Liabilities	10,334,101	12,727,885

Commitments and Contingencies (See Note 15)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,325,000 shares issued and outstanding	11,325	11,325
Additional paid-in capital	15,277,176	15,235,025
Statutory reserve	212,739	212,739
Retained earnings	39,244,786	38,997,177
Accumulated other comprehensive loss	(8,877)	(8,324)
Total Jerash Holdings (US), Inc.’s Stockholder’s Equity	54,737,149	54,447,942

Noncontrolling interest	303,203	303,209
Total Equity	55,040,352	54,751,151

Total Liabilities and Equity	$65,374,453	$67,479,036

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,
	2020	2019

Revenue, net	$18,706,755	$22,527,325
Cost of goods sold	15,655,185	18,014,622
Gross Profit	3,051,570	4,512,703

Selling, general and administrative expenses	1,850,827	2,623,682
Stock-based compensation expenses	42,151	-
Total Operating Expenses	1,892,978	2,623,682

Income from Operations	1,158,592	1,889,021

Other Expense:
Other expense, net	2,739	4,533
Total other expense, net	2,739	4,533

Net income before provision for income taxes	1,155,853	1,884,488

Income tax expense	342,000	335,000

Net Income	813,853	1,549,488

Net loss attributable to noncontrolling interest	6	-
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$813,859	$1,549,488

Net Income	$813,853	$1,549,488
Other Comprehensive (Loss) Income:
Foreign currency translation (loss) gain	(553)	811
Total Comprehensive Income	813,300	1,550,299
Comprehensive loss attributable to noncontrolling interest	-	-
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$813,300	$1,550,299

Earnings Per Share Attributable to Common Stockholders:
Basic	$0.07	$0.14
Diluted	$0.07	$0.14

Weighted Average Number of Shares
Basic	11,325,000	11,325,000
Diluted	11,330,210	11,472,363

Dividend per share	$0.05	$0.05

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity

Balance at March 31, 2019	-	$-	11,325,000	$11,325	$14,956,767	$212,739	34,786,735	$(14,440)	$309,003	$50,262,129

Net income	-	-	-	-	-	-	1,549,488	-	-	1,549,488
Dividend distribution	-	-	-	-	-	-	(566,250)	-	-	(566,250)
Foreign currency translation gain	-	-	-	-	-	-	-	811	-	811
Balance at June 30, 2019 (unaudited)	-	$-	11,325,000	$11,325	$14,956,767	$212,739	$35,769,973	$(13,629)	$309,003	$51,246,178

Balance at March 31, 2020	-	$-	11,325,000	$11,325	$15,235,025	$212,739	38,997,177	$(8,324)	$303,209	$54,751,151

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	42,151	-	-	-	-	42,151
Net income (loss)	-	-	-	-	-	-	813,859	-	(6)	813,853
Dividend distribution	-	-	-	-	-	-	(566,250)	-	-	(566,250)
Foreign currency translation loss	-	-	-	-	-	-	-	(553)	-	(553)
Balance at June 30, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$39,244,786	$(8,877)	$303,203	$55,040,352

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$813,853	$1,549,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412,054	338,652
Stock-based compensation expenses	42,151	-
Bad debt expense	18,043	-
Amortization of operating lease right-of-use assets	131,088	110,546
Changes in operating assets:
Accounts receivable	(10,531,884)	(9,383,142)
Inventories	4,556,693	602,719
Prepaid expenses and other current assets	504,484	(285,165)
Advance to suppliers	(1,052,028)	(1,345,913)
Changes in operating liabilities:
Accounts payable	(2,611,778)	(913,522)
Accrued expenses	(117,773)	274,333
Other payables	158,678	367,959
Operating lease liabilities	(84,315)	(50,012)
Income tax payable	193,881	335,000
Net cash used in operating activities	(7,566,853)	(8,399,057)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(165,522)	(1,374,139)
Other long-term assets	(76,283)	-
Net cash used in investing activities	(241,805)	(1,374,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distribution	(566,250)	(566,250)
Repayment from short-term loan	(235)	(580,447)
Net cash used in financing activities	(566,485)	(1,146,697)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(595)	4,295

NET DECREASE IN CASH	(8,375,738)	(10,915,598)

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	26,916,709	27,834,468

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$18,540,971	$16,918,870

CASH AND RESTRICTED CASH, END OF PERIOD	18,540,971	16,918,870
LESS: NON-CURRENT RESTRICTED CASH	786,298	796,876
CASH, END OF PERIOD	$17,754,673	$16,121,994

Supplemental disclosure information:
Cash paid for interest	$-	$5,186
Income tax paid	$148,119	$-

Non-cash financing activities
Right of use assets obtained in exchange for operating lease obligations	$68,932	$1,292,416

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Jerash Holdings (US), Inc. (“Jerash Holdings”) is a corporation incorporated under the laws of the State of Delaware on January 20, 2016. Jerash Holdings is a parent holding company with no operations. Jerash Holdings, and its subsidiaries and Variable Interest Entity (“VIE”) are herein collectively referred to as the “Company.”

Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) is a wholly owned subsidiary of Jerash Holdings and was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”), as a limited liability company on November 26, 2000 with a declared capital of 150,000 Jordanian Dinar (“JOD”) (approximately US$212,000) as of June 30, 2020.

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both incorporated in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with a declared capital of JOD50,000 as of June 30, 2020. Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments.

Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”) was a contract garment manufacturer that was incorporated in Amman, Jordan, as a limited liability company on October 24, 2004 with a declared capital of JOD100,000. On December 11, 2018, Jerash Garments and the sole stockholder of Paramount entered into an agreement pursuant to which Jerash Garments acquired all of the outstanding shares of stock of Paramount. Jerash Garments assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of June 18, 2019, Paramount became a subsidiary of Jerash Garments.

Treasure Success International Limited (“Treasure Success”) was incorporated on July 5, 2016 in Hong Kong, China, for the primary purpose of employing staff from China to support Jerash Garments’ operations and is a wholly-owned subsidiary of Jerash Holdings.

Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”) was incorporated as a limited liability company in Amman, Jordan, on September 18, 2005 with a declared capital of JOD50,000. Victory Apparel has no significant assets or liabilities or other operating activities of its own. Although Jerash Garments does not own the equity interest of Victory Apparel, the Company’s president, director, and significant stockholder, Mr. Choi Lin Hung (“Mr. Choi”), is also a director of Victory Apparel and controls all decision-making for Victory Apparel along with another significant stockholder of Jerash Garments, Mr. Lee Kian Tjiauw (“Mr. Lee”), who has the ability to control Victory Apparel’s financial affairs. In addition, Victory Apparel’s equity at risk is not sufficient to permit it to operate without additional subordinated financial support from Jerash Garments. Based on these facts, the Company concluded that Jerash Garments has effective control over Victory Apparel due to Mr. Choi’s roles at both organizations and therefore Victory Apparel is considered a VIE under Accounting Standards Codification (“ASC”) 810-10-05-08A. Accordingly, Jerash Garments consolidates Victory Apparel’s operating results, assets, and liabilities.

Jiangmen Treasure Success Business Consultancy Company Limited (“Jiangmen Treasure Success”) was incorporated on August 28, 2019 under the laws of the People’s Republic of China in Guangzhou City of Guangdong Province in China with a total registered capital of 3 million Hong Kong Dollars (“HKD”) (approximately $385,000) to provide support in sales and marketing, sample development, merchandising, procurement, and other areas. Treasure Success owns 100% of the equity interests in Jiangmen Treasure Success.

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

In accordance with accounting standards regarding the consolidation of VIE, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which a company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The Company’s VIE, Victory Apparel, was inactive for the three months ended June 30, 2020, and the net assets of the VIE were approximately $0.3 million as of each of June 30, 2020 and March 31, 2020.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates include allowance for doubtful accounts, valuation of inventory reserve, useful lives of buildings and other property, and the measurement of stock-based compensation expenses. Actual results could differ from these estimates.

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of June 30, 2020, and March 31, 2020, the Company had no cash equivalents.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants extended payment terms to customers with good credit standing and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. Allowance was $22,312 and $4,641 as of June 30, 2020 and March 31, 2020, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories include cost of raw materials, freight, direct labor, and related production overhead. The cost of inventories is determined using the First in, First-out method. The Company periodically reviews its inventories for excess or slow-moving items and makes provisions as necessary to properly reflect inventory value.

Advance to Suppliers

Advance to suppliers consists of balances paid to suppliers for services or materials purchased that have not been provided or received. Advance to suppliers for services and materials is short term in nature. Advance to Suppliers is reviewed periodically to determine whether its carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the advance becomes doubtful. The Company uses the aging method to estimate the allowance for uncollectible balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for doubtful accounts by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances. Allowance was $2,372 and $2,000 as of June 30, 2020 and March 31, 2020 respectively.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three months ended June 30, 2020 and 2019.

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

The Company also derives revenue rendering cutting and making services to other apparel vendors who subcontract orders to the Company, and the revenue is recognized when the service is rendered.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. For the three months ended June 30, 2020, and June 30, 2019, there was no revenue recognized from performance obligations related to prior periods. As of June 30, 2020, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $183,913 and $208,782 for the three months ended June 30, 2020 and 2019, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during three months ended June 30, 2020 and 2019.

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

	June 30, 2020	March 31, 2020
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7504 US$1=CNY7.0697	US$1=HKD7.7529 US$1=CNY7.0896
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7514 US$1=CNY7.0863	US$1=HKD7.8163 US$1=CNY6.9642

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

Comprehensive (Loss) Income

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, credit facilities, accounts payable, accrued expenses, income tax payable, other payables, and operating lease liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2020 and March 31, 2020 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2020, and March 31, 2020, respectively, $4,159,305 and $6,894,641 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of June 30, 2020 and March 31, 2020, respectively, $79,625 and $125,830 of the Company’s cash was on deposit at financial institutions in China, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of June 30, 2020 and March 31, 2020, respectively, $14,210,256 and $19,847,852 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of June 30, 2020 and March 31, 2020, respectively, $91,785 and $48,386 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on exporting business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended June 30, 2020, one end-customer accounted for 78% of the Company’s total revenue. For the three months ended June 30, 2019, one end-customer accounted for 97% of the Company’s total revenue. As of June 30, 2020, two end-customers accounted for 74% and 11% of the Company’s total accounts receivable balance, respectively. As of March 31, 2020, four end-customers accounted for 42%, 20%, 20%, and 14% of the Company’s total accounts receivable balance, respectively.

For the three months ended June 30, 2020, the Company purchased approximately 19% and 10% of its raw materials from two major suppliers, respectively. For the three months ended June 30, 2019, the Company purchased approximately 29% and 13% of its raw materials from two major suppliers, respectively. As of June 30, 2020, accounts payable to the Company’s three major suppliers accounted for 45%, 15%, and 14 % of the total accounts payable balance, respectively. As of March 31, 2020, accounts payable to the Company’s three major suppliers accounted for 39%, 16%, and 10% of the total accounts payable balance, respectively.

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

The Company adopted ASU No. 2016-02—Leases (Topic 842), as of April 1, 2019, using a modified retrospective transition method permitted under ASU No. 2018-11. This transition approach provides a method for recording existing leases only at the date of adoption and does not require previously reported balances to be adjusted. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of approximately $1.4 million and $0.9 million, respectively, as of April 1, 2019. The standard did not materially impact consolidated net earnings and had no impact on cash flows. (See “Note 7—Leases.”)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of the Company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company adopted ASU 2016-13 and its related amendments effective April 1, 2020, and there was no material effect on its consolidated financial statements for the adoption of this standard.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	June 30, 2020	March 31, 2020
Trade accounts receivable	$15,889,944	$5,340,389
Less: allowances for doubtful accounts	(22,312)	(4,641)
Accounts receivable, net	$15,867,632	$5,335,748

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	June 30, 2020	March 31, 2020
Raw materials	$9,381,816	$12,499,301
Work-in-progress	825,918	1,541,716
Finished goods	7,869,346	8,592,755
Total inventory	$18,077,080	$22,633,772

NOTE 6 – ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	As of	As of
	June 30, 2020	March 31, 2020
Advance to suppliers	$3,170,767	$2,118,367
Less: allowances for doubtful accounts	(2,372)	(2,000)
Advance to suppliers, net	$3,168,395	$2,116,367

NOTE 7 – LEASES

The Company has 34 operating leases for manufacturing facilities and offices. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in remeasurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

June 30, 2020
Right-of-use assets	$1,083,809

Operating lease liabilities - current	$187,909
Operating lease liabilities - non-current	655,598
Total operating lease liabilities	$843,507

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of June 30, 2020:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	3.5

Weighted average discount rate	4.06%

During the three months ended June 30, 2020 and 2019, the Company incurred total operation lease expenses of $511,773 and $542,785 respectively.

NOTE 7 – LEASES (Continued)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of June 30, 2020:

2021	$432,305
2022	317,480
2023	223,043
2024	117,837
2025	12,660
Thereafter	62,503
Total lease payments	1,165,828
Less: imputed interest	(82,019)
Less: prepayments	(240,302)
Present value of lease liabilities	$843,507

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of	As of
	June 30, 2020	March 31, 2020
Land (1)	$1,831,192	$1,831,192
Property and buildings	432,562	432,562
Equipment and machinery (2)	7,790,211	7,630,255
Office and electric equipment	798,012	793,405
Automobiles	480,687	480,687
Leasehold improvements	2,766,566	2,765,610
Subtotal	14,099,230	13,933,711
Construction in progress (3)	194,752	194,752
Less: Accumulated depreciation and amortization (4)	(8,366,351)	(7,954,299)
Property and equipment, net	$5,927,631	$6,174,164

(1)	On August 7, 2019 and February 6, 2020, the Company, through Jerash Garments, purchased 12,340 square meters (approximately three acres) and 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan (the “Jordan Properties”), from third parties to construct a factory and a dormitory for the Company’s employees, respectively. The aggregate purchase price of the Jordan Properties was JOD1,177,301 (approximately US$1.7 million).

(2)	On June 18, 2019, the Company acquired all of the outstanding shares of Paramount, a contract manufacturer based in Amman, Jordan. As a result, Paramount became a subsidiary of Jerash Garments, and the Company assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of acquisition, so this transaction was accounted for as an asset acquisition. $980,000 was paid in cash to acquire all of the machinery and equipment from Paramount and the machinery and equipment were transferred to the Company.

(3)	The construction in progress account represents costs incurred for constructing a dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet in the Tafilah Governorate of Jordan. Construction has been temporarily suspended since March 2020 due to the COVID-19 pandemic and is expected to resume before the end of fiscal 2021.

(4)	Depreciation and amortization expenses were $412,054 and $338,652 for the three months ended June 30, 2020 and 2019, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company had 500,000 shares of preferred stock authorized with a par value of $0.001 per share; none were issued and outstanding as of June 30, 2020 and March 31, 2020. The preferred stock can be issued by the Board of Directors in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

Prior to September 17, 2018, the Company had 15,000,000 shares of common stock authorized with a par value of $0.001 per share. On September 17, 2018, following approval from its stockholders, the Company filed a certificate of amendment to its certificate of incorporation with the State of Delaware to increase its authorized shares of common stock from 15,000,000 to 30,000,000. The Company had 11,325,000 shares common stock outstanding as of June 30, 2020 and March 31, 2020.

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

Dividends

On May 15, 2020, the Board of Directors declared a cash dividend of $0.05 per share of common stock. The cash dividends of $566,250 were paid in full on June 2, 2020.

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

The fair value of these warrants was estimated as of the grant date using the Black-Scholes model with the major assumptions that expected terms is five years; risk-free interest rate is 1.8-2.8%; and the expected volatility is 50.3-52.2%. There were 264,410 warrants outstanding as of June 30, 2020 and March 31, 2019 with a weighted average exercise price of $6.35. All of the outstanding warrants were fully vested and exercisable as of June 30, 2020 and March 31, 2020.

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

NOTE 10 – STOCK-BASED COMPENSATION (Continued)

On August 3, 2018, the Board of Directors granted the Company’s then Chief Financial Officer and Head of U.S. Operations a total of 150,000 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $6.12 per share and a term of 10 years. The fair value of these options was estimated as of the grant date using the Black-Scholes model with the major assumptions that expected terms is 10 years; risk-free interest rate is 2.95%; and the expected volatility is 50.3%. All these outstanding options were fully vested and exercisable in August 2019.

On November 27, 2019, the Board of Directors granted the Company’s Chief Financial Officer 50,000 nonqualified stock options under the amended and restated Plan in accordance with the amended and restated Plan at an exercise price of $6.50 per share and a term of 10 years. All these outstanding options were fully vested and exercisable in May 2020.

The fair value of the options granted on November 27, 2019 was $126,454. It is estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options
November 27, 2019
Expected term (in years)	10.0
Risk-free interest rate (%)	1.77%
Expected volatility (%)	48.59%
Dividend yield (%)	3.08%

All stock option activities are summarized as follows:

		Weighted Average
	Shares	Exercise Price
Stock options outstanding at March 31, 2020	1,189,500	$6.87
Granted	-	-
Exercised	-	-
Cancelled	-	-
Stock options outstanding at June 30, 2020	1,189,500	$6.87

Total expense related to the stock options issued was $42,151 and nil for the three months ended June 30, 2020 and 2019 respectively. There were no unrecognized compensation costs at June 30, 2020 relating to unvested awards.

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

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Multi-Glory’s compensation was temporarily reduced to $20,000 per month from May 2020 to October 2020. Total consulting fees under this agreement were $65,000 and $75,000 for the three months ended June, 2020 and 2019, respectively.

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Yukwise’s compensation was temporarily reduced to $20,000 per month from May 2020 to October 2020. Total advisory and management expenses under this agreement were $65,000 and $75,000 for the three months ended June, 2020 and 2019, respectively.

c.	Personal Guarantees

Borrowings under the HSBC Credit Facilities (as defined below) were previously secured by the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun (“Mr. Ng”). These guarantees were released as of August 12, 2019. (See “Note 12—Credit Facilities”).

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

In addition, on June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting/Factoring Agreement, and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to the Company’s accounts receivable. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter-Invoice Discounting/Factoring Agreement with HSBC, which amended the 2017 Factoring Agreement (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement,” and together with the HSBC Facility, the “HSBC Credit Facilities”). Pursuant to the HSBC Factoring Agreement, HSBC offered to provide Treasure Success with a $12,000,000 factoring facility for certain debt purchase services related to Treasure Success’s accounts receivable.

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

As June 30, 2020 and March 31, 2020, the Company had made nil and $235 in withdrawals, under the HSBC Credit Facilities, which are due within 120 days of each borrowing date or upon demand by HSBC. As of March 31, 2020, $235 was outstanding under the HSBC Factoring Agreement and nil outstanding under the HSBC Facility.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As June 30, 2020 and March 31, 2020, the Company had no outstanding amount, respectively, in import invoice financing under the SCBHK facility.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2020 and 2019. 1,403,910 warrants and stock options were anti-dilutive for the three months ended June 30, 2020 and excluded from the EPS calculation. For the three months ended June 30, 2019, 57,200 warrants were anti-dilutive.

	Three Months Ended
	June 30,
	2020	2019
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$813,859	$1,549,488

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,325,000	11,325,000
Dilutive securities – unexercised warrants and options	5,210	147,363
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,330,210	11,472,363
Basic earnings per share	$0.07	$0.14

Diluted earnings per share	$0.07	$0.14

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended June 30, 2020 and 2019, outerwear accounted for approximately 93.3% and 96.5% of total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended June 30, 2020 and 2019, respectively.

	For the three months ended June 30,
	2020	2019
United States	$17,581,173	$22,040,945
Jordan	1,125,582	486,380
Total	$18,706,755	$22,527,325

99.9% of long-lived assets were located in Jordan as of June 30, 2020

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success, was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD3 million (approximately $385,000). The Company’s subsidiary, Treasure Success, is required to contribute HKD3 million (approximately $385,000) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of June 30, 2020, Treasure Success had made capital contribution of HKD1.3 million (approximately $167,000). Pursuant to Jiangmen Treasure Success’s organizational documents, the Company is required to complete the capital contribution before December 31, 2029.

Contingencies

From time to time, the Company is a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would not have a material adverse impact on the Company’s consolidated financial position, results of operations, and cash flows.

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

NOTE 17 – SUBSEQUENT EVENTS

On July 1, 2020, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a factory lease agreement, which was a replacement of a previous lease agreement dated August 31, 2019. The new lease has a one-year term with monthly rent amount of CNY28,300 (approximately $4,000) for additional office space and sample production purposes.

On July 6, 2020, the Company incorporated a new entity in Jordan, Jerash The First Medical Supplies Manufacturing Company Limited, as a wholly owned subsidiary of Jerash Garments with a total registered capital of JOD150,000 (approximately $212,000), to capture the market potential and contribute to the global effort of stemming COVID-19. The company has received temporary approval to produce medical supplies in Jordan and is applying for the relevant certifications to export products to the U.S. and Europe. The company also started to receive local sub-contracting orders of medical product in July 2020.

On August 5, 2020, the Board of Directors approved the payments of a dividend of $0.05 per share payable on August 24, 2020 to stockholders of record as the close of business on August 17, 2020.

The spread of COVID-19 around the world since March 2020 has caused significant volatility in U.S. and international markets. The Company’s sales declined in the first quarter of fiscal 2021. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to estimate the impact on the Company’s financial condition and operations in the long run.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 and in subsequent reports that we file with the Securities and Exchange Commission (the “SEC”).

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 29, 2020. References to fiscal 2021 and fiscal 2020 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ending March 31, 2021, and fiscal year ended March 31, 2020, respectively.

Impact of COVID-19 on our business

Collectability of receivables. We had accounts receivable of $15.9 million as of June 30, 2020. Out of this $15.9 million, $12.9 million had been received through August 12, 2020. Some customers, including our major customer VF Corporation, have requested to extend their credit terms for an additional 20 to 60 days from their original payment terms. On the other hand, VF Corporation accelerated 50% of its settlements for shipments in April and May 2020.

Inventory. We had inventory of $18.1 million as of June 30, 2020. Most of them are for orders scheduled to be shipped within fiscal 2021.

Investments. We acquired two pieces of land in fiscal 2020 for the construction of dormitory and production facility. Due to the ongoing COVID-19 outbreak, the management has decided to hold off the construction until there is a clearer picture on customer demand following the reopening of the U.S. and EU economies.

Revenue. For the quarter ended June 30, 2020, there were orders in the amount of approximately $3.1 million which were originally scheduled to be shipped before end of the quarter but were deferred to later period in fiscal 2021 due to the adjustments of delivery schedule after negotiation with customers. We have been proactively communicating with our existing customers to reconfirm their orders for fiscal 2021. We also managed to start business with some new customers. However, the above is subject to the progress of reopening of economies in the U.S. and the EU that would have significant impact on both order fulfilment and delivery schedules.

Liquidity/Going Concern. We had approximately $18.5 million of cash and cash equivalent as of June 30, 2020. We had net current assets of approximately $48.7 million with a current ratio of 6.8 to 1. In addition, we had banking facilities with aggregate limits of $26 million with no outstanding as of June 30, 2020. Given the above, we believe that we will have sufficient financial resources to maintain as a going concern in fiscal 2021.

Subsequent events. In order to contribute to the global effort of stemming COVID-19 and to capture the market potential, we have set up an entity in Jordan, Jerash The First Medical Supplies Manufacturing Company Limited, on July 6, 2020. The company has received temporary approval to produce medical supplies in Jordan and is applying for the relevant certifications to export products to the U.S. and Europe. The company also started to receive local sub-contracting orders of medical product in July 2020.

Results of Operations

Three months ended June 30, 2020 and June 30, 2019

The following table summarizes the results of our operations during the three-month periods ended June 30, 2020 and 2019, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$18,707	100%	$22,527	100%	$(3,820)	(17)%
Cost of goods sold	15,655	84%	18,014	80%	(2,359)	(13)%
Gross profit	3,052	16%	4,513	20%	(1,461)	(32)%

Selling, general and administrative expenses	1,851	10%	2,624	12%	(773)	(29)%
Stock-based compensation expenses	42	0%	-	0%	42	-
Other expense, net	3	0%	5	0%	(2)	(40)%
Net income before taxation	$1,156	6%	$1,884	8%	$(728)	(39)%
Taxation	342	2%	335	1%	7	2%
Net income	$814	4%	$1,549	7%	$(735)	(47)%

Revenue. Revenue decreased by approximately $3.8 million, or 17%, to $18.7 million, for the three months ended June 30, 2020, from approximately $22.5 million for the same period in fiscal 2019. The decrease was mainly due to the decrease of sales volume because of order cancellation, order adjustments in terms of order size, or postponement of delivery schedules. In addition, the sales price for new customers is relatively lower than those for existing customers, which also contributed to the decrease of the revenue.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended June 30, 2020.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2020
	Sales
	Amount	%
VF Corporation(1)	$14,548	78%
New Balance	1,450	8%
Dick’s Sporting Goods	1,092	6%
United Creations LLC	761	4%
G-III	371	2%
ARK Garments	282	1%
Others	203	1%
Total	$18,707	100%

(1)	Most of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$17,581	94%	$22,041	98%	$(4,460)	(20)%
Jordan	1,126	6%	486	2%	640	132%
Total	$18,707	100%	$22,527	100%	$(3,820)	(17)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The decrease in sales to the U.S. of approximately 20% in the three months ended June 30, 2020, was mainly attributable to some order cancellation and order adjustments in order sizes and delivery schedule of one of our major customers amid the COVID-19 outbreak.

For the three months ended June 30, 2020, sales to Jordan increased by 132%, as we managed to secure more local orders to compensate the decrease in orders from overseas customers.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $2.3 million, or 13%, to approximately $15.7 million, for the three months ended June 30, 2020, compared to approximately $18.0 million for the same period in fiscal 2019. As a percentage of revenue, the cost of goods sold increased by approximately 4% points to 84% for the three months ended June 30, 2020, compared to 80% for the same period in fiscal 2019. The increase in cost of goods sold as a percentage of revenue was primarily attributable to the loss of productivity in the partial shutdown of our facilities in Jordan in April 2020, and the diversification in customer base with the introduction of customers with relatively lower gross margin. For the three months ended June 30, 2020, we purchased 19% and 10% of our raw materials from two major suppliers, respectively. For the three months ended June 30, 2019, we purchased approximately 29% and 13% of our raw materials from two major suppliers, respectively. We have been actively seeking cooperation with various suppliers to diversify our supplier chain and to control the cost of raw material.

Gross profit margin. Gross profit margin was approximately 16% for the three months ended June 30, 2020, which decreased by 4% points from 20% for the same period in fiscal 2019. The decrease in gross profit margin was primarily driven by the loss of productivity in the partial shutdown of our facilities in Jordan in April 2020. Due to the decrease in sales volume, the fixed cost per unit increased significantly. In addition, because of the diversification in our customer base with the introduction of customers with relatively lower sales price, the gross profit margin decreased as well.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased by approximately 29% from approximately $2.6 million for the three months ended June 30, 2019, to approximately $1.9 million for the three months ended June 30, 2020. The decrease was primarily due to the decrease in repair and maintenance costs and recruitment related expenses which increased last year after the acquisition of Paramount.

Other expense, net. Other expense, net was approximately $3,000 for the three months ended June 30, 2020, as compared to other expense, net of approximately $5,000 for the same period in fiscal 2019. These were mainly loss on exchange difference in both periods.

Net income before taxation. Net income before taxation for the three months ended June 30, 2020, was $1.2 million compared to net income before taxation of approximately $1.9 million for the same period in fiscal 2019. The decrease was mainly attributable to the lower sales and gross margin explained above.

Taxation. Income tax expense for the three months ended June 30, 2020, was $342,000 compared to income tax expense of $335,000 for the same period in fiscal 2019. The effective tax rate was 29.6% for the three months ended June 30, 2020, and the effective tax rate was 17.8% for the three months ended June 30, 2019, respectively. The increase of effective tax rates mainly resulted from a 4% increase of local tax rate and an additional tax payment according to local tax authority’s requirement.

Net income. Net income for the three months ended June 30, 2020, was $0.8 million compared to a net income of $1.5 million for the same period in fiscal 2019. The decrease was mainly attributable to lower sales and gross margin compensated by reduction in selling, administrative, and general expenses discussed above.

Liquidity and Capital Resources

We are a holding company incorporated in the U.S. As a holding company, we rely on dividends and other distributions on equity from our Jordanian subsidiaries to satisfy our liquidity requirements. Current Jordanian regulations permit our Jordanian subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. We have relied on direct payments of expenses by our subsidiaries and variable interest entity (“VIE”) (which generate all of our revenue) to meet our obligations to date. To the extent payments are due in US$, we have occasionally paid such amounts in JOD to an entity controlled by our management capable of paying such amounts in US$. Such transactions have been made at prevailing exchange rates and have resulted in immaterial losses or gains on currency exchange.

As of June 30, 2020, we had cash of approximately $17.8 million and restricted cash of approximately $786,000 compared to cash of approximately $26.1 million and restricted cash of approximately $786,000 at March 31, 2020. The reduction in cash is mainly a result of a decline in sales, an increase in the balance of accounts receivable due to extended sale terms, working capital uses, and dividend distribution.

Our current assets as of June 30, 2020, were approximately $57.1 million and our current liabilities were approximately $8.5 million, which resulted in a ratio of approximately 6.8:1. As of March 31, 2020, our current assets were approximately $59.0 million and our current liabilities were $10.9 million, resulting in a ratio of 5.4:1.

The primary driver in the decrease in current assets is a decrease in cash balance for settlement of accounts payable.

The primary driver in the decrease in current liabilities is settlement of accounts payable after order reinstatement from customers.

Total equity as of June 30, 2020, was approximately $55.0 million compared to $54.8 million as of March 31, 2020.

We had net working capital of $48.7 million and $48.1 million as of June 30, 2020, and March 31, 2020, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date this document is filed.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

HSBC Facility

On May 29, 2017, our wholly owned subsidiary, Treasure Success International Limited (“Treasure Success”), entered into a facility letter (“2017 Facility Letter”) with Hong Kong and Shanghai Banking Corporation (“HSBC”) to provide credit to us, which was later amended by an offer letter between HSBC, Treasure Success, and Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) dated June 19, 2018 (“2018 Facility Letter”), and further amended on August 12, 2019 (the “2019 Facility Letter,” and together with the 2017 Facility Letter and the 2018 Facility Letter, the “HSBC Facility”). The 2019 Facility Letter, extends the term of the HSBC Facility indefinitely, subject to review at any time by HSBC. Pursuant to the HSBC Facility, we have a total credit limit of $11,000,000.

The HSBC Facility currently provides us with various credit facilities for importing and settling payment for goods purchased from our suppliers. The available credit facilities as described in greater detail below includes an import facility, import facilities with loan against import, trust receipts, clean import loan, and advances to us against purchase orders. HSBC charges an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to the release of goods immediately on our documentary credit. LIBOR was 0.26% and HIBOR was 0.44% at August 12, 2020. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000, and iii) 0.0625% for balance in excess of $100,000 and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to trust receipts whereby HSBC has title to the goods or merchandise released immediately to us. HSBC has approved certain of our suppliers that are eligible to use clean import loans. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000, and iii) 0.0625% for balance in excess of $100,000 and an interest of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to clean import loans or release of the goods or merchandise based on evidence of delivery or invoice. HSBC will advance up to 70% of the purchase order value in our favor. HSBC charges a handling fee of 0.25% and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to advances. Previously, the HSBC Facility was secured by collateral provided by us, Jerash Garments, Treasure Success, and the personal guarantees of Mr. Choi Lin Hung, our Chief Executive Officer, and Mr. Ng Tsze Lun, one of our significant stockholders. The personal guarantees were released by HSBC in August 2019. Jerash Garments is also required to maintain an account at HSBC for receiving payments from VF Sourcing Asia S.A.R.L. and its related companies.

As of June 30, 2020, no amounts were outstanding under the HSBC Facility. Borrowings under the HSBC Facility are due upon demand by HSBC or within 120 days of each borrowing date.

HSBC Factoring Agreement

On June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting / Factoring Agreement, and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to our accounts receivable. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter - Invoice Discounting / Factoring Agreement with HSBC (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement”), which amended the 2017 Factoring Agreement. The HSBC Factoring Agreement was effective through May 1, 2019. We anticipate amending the HSBC Factoring Agreement to extend the term of the facility with substantially similar terms and that we will continue to be able to use the borrowings under the HSBC Factoring Agreement through any negotiation period. Under the current terms of the HSBC Factoring Agreement, we may borrow up to $12,000,000. In exchange for advances on eligible invoices from HSBC for our approved customers, HSBC charges a fee to advance such payments at a discounting charge of 1.5% per annum over 2-month LIBOR or HIBOR, as applicable. Such fee accrues on a daily basis on the amount of funds in use. HSBC has final determination of the percentage amount available for prepayment from each of our approved customers. We may not prepay an amount from a customer in excess of 85% of the funds available for borrowing. As of June 30, 2020, there were no outstanding amounts under the HSBC Factoring Agreement. HSBC also provides credit protection and debt services related to each of our preapproved customers. For any approved debts or collections assigned to HSBC, HSBC charges a flat fee of 0.35% on the face value of the invoice for such debt or collection. We may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. We may receive advances on invoices that are due within 30 days of the delivery of our goods, defined as the maximum invoicing period. The advances made by HSBC were secured by collateral provided by us, Jerash Garments, and Treasure Success, and the personal guarantees of Mr. Choi and Mr. Ng. If we fail to pay any sum due to HSBC, HSBC may charge a default interest at the rate of 8.5% per annum over the best lending rate quoted by HSBC on such defaulted amount. In addition, to secure the Factoring Agreement, we had granted HSBC a charge of $3,000,000 over our deposits. Following the effectiveness of the 2018 Factoring Agreement, the security collateral of $3,000,000 was released as of January 22, 2019. HSBC released the personal guarantees of Mr. Choi and Mr. Ng in August 2019. The HSBC Factoring Agreement is subject to the review by HSBC at any time and HSBC has discretion on whether to renew the HSBC Factoring Agreement. Either party may terminate the agreement subject to a 30-day notice period.

SCBHK Facility Letter

Pursuant to the Standard Chartered Hong Kong (“SCBHK”) facility letter dated June 15, 2018, and issued to Treasure Success by SCBHK, on January 31, 2019, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. Borrowings under the SCBHK facility are due within 90 days of each invoice or financing date. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. As of June 30, 2020, there were no outstanding amounts under the SCBHK facility.

Three months ended June 30, 2020 and 2019

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three months ended June 30,
	2020	2019
Net cash used in operating activities	$7,567	$8,399
Net cash used in investing activities	242	1,374
Net cash used in financing activities	566	1,146
Effect of exchange rate changes on cash	1	(4)
Net decrease in cash	8,376	10,915
Cash, beginning of three-month period	26,917	27,834
Cash, end of three-month period	$18,541	$16,919

Operating Activities

Net cash used in operating activities was approximately $7.6 million for the three months ended June 30, 2020, compared to cash used in operating activities of approximately $8.4 million for the same period in fiscal 2019. The slight decrease in net cash used in operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $4.6 million in the three months ended June 30, 2020 compared to a decrease of $603,000 in the same period in fiscal 2019;
●	an increase in accounts receivable of $10.5 million in the three months ended June 30, 2020 compared to an increase of $9.4 million in the same period in fiscal 2019;
●	a decrease of accounts payable of $2.6 million in the three months ended June 30, 2020 compared to a decrease of $914,000 in the same period in fiscal 2019; and
●	a decrease of net income to $814,000 in the three months ended June 30, 2020 from a net income of $1.6 million in the same period in fiscal 2019.

Investing Activities

Net cash used in investing activities was approximately $242,000 for the three months ended June 30, 2020, compared to $1.4 million in the same period in fiscal 2019. The net cash used in investing activities in the three-month period ended June 30, 2020, was used in acquisition of plant and machineries.

Financing Activities

Net cash used in financing activities was approximately $566,000 for the three months ended June 30, 2020, for net repayment of short-term loans and the payment of dividends. There was a net cash outflow of $1.1 million in the same period in fiscal 2019 resulting from repayment of short-term loans and payment of dividends.

Statutory Reserves

In accordance with the Corporate Laws in Jordan, our subsidiaries and VIE in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. As our subsidiaries and VIE have already reserved the maximum required by law, they did not reserve any additional amounts during the three months ended June 30, 2020 and 2019.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of June 30, 2020 and 2019.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of June 30,
	2020	2019
Statutory Reserves	$213	$213
Total Restricted Net Assets	$213	$213
Consolidated Net Assets	$55,040	$51,246
Restricted Net Assets as Percentage of Consolidated Net Assets	0.39%	0.42%

Total restricted net assets accounted for approximately 0.39% of our consolidated net assets as of June 30, 2020. As discussed above, our subsidiaries and VIE in Jordan are required to reserve 10% of net profits until the reserve is equal to 100% of the subsidiary’s share capital. Our subsidiaries and VIE have already reserved the maximum amount required. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $166,000 and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. Additions in plant and machinery amounted to approximately $165,000 and approximately $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and additions to leasehold improvements amounted to approximately $1,000 and $230,000 for the three months ended June 30, 2020 and 2019 respectively.

In 2015, we commenced a project to build a 4,800 square foot facility in the Tafilah Governorate of Jordan, which was initially intended to be used as a sewing workshop for Jerash Garments, but which we now intend to use as a dormitory. This dormitory is expected to be operational in the end of fiscal 2021 and is expected to house workers for the 54,000 square foot workshop in Al-Hasa County. This project is expected to cost approximately $200,000 upon completion.

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

On December 11, 2018, we entered into an agreement through Jerash Garments to acquire all of the stock of Paramount, an existing garment manufacturing business, in order to operate our fourth manufacturing facility in Al Tajamouat Industrial City in Amman, Jordan. We paid approximately $980,000 in aggregate as of the closing date of the transaction on June 18, 2019.

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately 3 acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employees with aggregate purchase price JOD863,800 (approximately $1,218,303). Management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with aggregate purchase price JOD313,501 (approximately $442,162). We expect to pay approximately $5 million in capital expenditures to build the dormitory and the production facilities. Due to the ongoing COVID-19 outbreak, management has decided to put on hold the construction project to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the outbreak.

We projected that there will be an aggregate of approximately $1.2 million of capital expenditures in both the fiscal years ending March 31, 2021 and 2022 for further enhancement of business and production capacity to meet expected future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries and VIE to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of June 30, 2020, concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

JERASH HOLDINGS (US), INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings. From time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1	Director Offer Letter dated June 15, 2020 by and between Jerash Holdings (US), Inc. and Bill Korn	8-K	001-38474	10.1	June 15, 2020

10.2	Form of Indemnification Agreement	8-K	001-38474	10.2	June 15, 2020

10.3+	Unified Employment Agreement for Expatriate Staff in the Textile, Garment and Clothing Industry between Jerash Garments and Fashions Manufacturing Company Limited and Wei Yang dated as of May 1, 2020	10-K	001-38474	10.10	June 29, 2020

10.4	Factory Lease Agreement between Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited dated July 1, 2020	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Linkbase				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed herewith

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2020	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)