Form 10-Q
period 2020-09-30
Jerash Holdings (US), Inc.
filed 2020-11-12
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of November 10, 2020, there were 11,325,000 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2020

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$27,334,093	$26,130,411
Accounts receivable, net	19,924,392	5,335,748
Inventories	10,304,880	22,633,772
Prepaid expenses and other current assets	2,044,054	2,761,877
Advance to suppliers, net	2,793,782	2,116,367
Total Current Assets	62,401,201	58,978,175

Restricted cash	786,298	786,298
Long-term deposits	133,727	253,414
Deferred tax assets, net	139,895	139,895
Property, plant and equipment, net	5,773,159	6,174,164
Right of use assets	952,900	1,147,090
Total Assets	$70,187,180	$67,479,036

LIABILITIES AND EQUITY
Current Liabilities:
Credit facilities	$932,152	$235
Accounts payable	4,952,525	6,376,320
Accrued expenses	2,485,531	2,245,402
Income tax payable - current	1,771,922	1,088,497
Other payables	1,142,369	929,783
Operating lease liabilities - current	218,583	210,081
Total Current Liabilities	11,503,082	10,850,318

Operating lease liabilities - non-current	555,144	649,935
Income tax payable - non-current	1,094,048	1,227,632
Total Liabilities	13,152,274	12,727,885

Commitments and Contingencies (See Note 15)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,325,000 shares issued and outstanding	11,325	11,325
Additional paid-in capital	15,277,176	15,235,025
Statutory reserve	212,739	212,739
Retained earnings	41,238,636	38,997,177
Accumulated other comprehensive loss	(8,165)	(8,324)
Total Jerash Holdings (US), Inc.’s Stockholder’s Equity	56,731,711	54,447,942

Noncontrolling interest	303,195	303,209
Total Equity	57,034,906	54,751,151

Total Liabilities and Equity	$70,187,180	$67,479,036

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
Revenue, net	$27,086,318	$30,611,119	$45,793,073	$53,138,444
Cost of goods sold	21,203,568	23,308,762	36,858,753	41,323,384
Gross Profit	5,882,750	7,302,357	8,934,320	11,815,060

Selling, general and administrative expenses	2,853,679	2,919,920	4,704,506	5,543,602
Stock-based compensation expenses	-	193,955	42,151	193,955
Total Operating Expenses	2,853,679	3,113,875	4,746,657	5,737,557

Income from Operations	3,029,071	4,188,482	4,187,663	6,077,503

Other Income (Expense):
Other income (expense), net	62,917	(5,059)	60,178	(9,592)
Total other income (expense), net	62,917	(5,059)	60,178	(9,592)

Net income before provision for income taxes	3,091,988	4,183,423	4,247,841	6,067,911

Income tax expense	531,896	594,687	873,896	929,687

Net Income	2,560,092	3,588,736	3,373,945	5,138,224

Net loss attributable to noncontrolling interest	8	4,011	14	4,011
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$2,560,100	$3,592,747	$3,373,959	$5,142,235

Net Income	$2,560,092	$3,588,736	$3,373,945	$5,138,224

Other Comprehensive Income:
Foreign currency translation gain	712	2,946	159	3,757
Total Comprehensive Income	2,560,804	3,591,682	3,374,104	5,141,981
Comprehensive income attributable to noncontrolling interest	-	-	-	-
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$2,560,804	$3,591,682	$3,374,104	$5,141,981

Earnings Per Share Attributable to Common Stockholders:
Basic	$0.23	$0.32	$0.30	$0.45
Diluted	$0.23	$0.31	$0.30	$0.45

Weighted Average Number of Shares
Basic	11,325,000	11,325,000	11,325,000	11,325,000
Diluted	11,329,953	11,507,071	11,330,081	11,496,803

Dividend per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity
Balance at March 31, 2019	-	$-	11,325,000	$11,325	$14,956,767	$212,739	$34,786,735	$(14,440)	$309,003	$50,262,129

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	193,955	-	-	-	-	193,955
Net income (loss)	-	-	-	-	-	-	5,142,235	-	(4,011)	5,138,224
Dividend distribution	-	-	-	-	-	-	(1,132,500)	-	-	(1,132,500)
Foreign currency translation gain	-	-	-	-	-	-	-	3,757	-	3,757

Balance at September 30, 2019 (unaudited)	-	$-	11,325,000	$11,325	$15,150,722	$212,739	$38,796,470	$(10,683)	$304,992	$54,465,565

Balance at March 31, 2020	-	$-	11,325,000	$11,325	$15,235,025	$212,739	$38,997,177	$(8,324)	$303,209	$54,751,151

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	42,151	-	-	-	-	42,151
Net income (loss)	-	-	-	-	-	-	3,373,959	-	(14)	3,373,945
Dividend distribution	-	-	-	-	-	-	(1,132,500)	-	-	(1,132,500)
Foreign currency translation gain	-	-	-	-	-	-	-	159	-	159

Balance at September 30, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$41,238,636	$(8,165)	$303,195	$57,034,906

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity
Balance at June 30, 2019 (unaudited)	-	$-	11,325,000	$11,325	$14,956,767	$212,739	$35,769,973	$(13,629)	$309,003	$51,246,178

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	193,955	-	-	-	-	193,955
Net income (loss)	-	-	-	-	-	-	3,592,747	-	(4,011)	3,588,736
Dividend Distribution	-	-	-	-	-	-	(566,250)	-	-	(566,250)
Foreign currency translation gain	-	-	-	-	-	-	-	2,946	-	2,946

Balance at September 30, 2019 (unaudited)	-	$-	11,325,000	$11,325	$15,150,722	$212,739	$38,796,470	$(10,683)	$304,992	$54,465,565

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity
Balance at June 30, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$39,244,786	$(8,877)	$303,203	$55,040,352

Net income (loss)	-	-	-	-	-	-	2,560,100	-	(8)	2,560,092
Dividend distribution	-	-	-	-	-	-	(566,250)	-	-	(566,250)
Foreign currency translation gain	-	-	-	-	-	-	-	712	-	712

Balance at September 30, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$41,238,636	$(8,165)	$303,195	$57,034,906

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,373,945	$5,138,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	829,285	724,778
Stock-based compensation expenses	42,151	193,955
Bad debt expense	58,563	-
Amortization of operating lease right-of-use assets	365,478	114,803
Changes in operating assets:
Accounts receivable	(14,588,644)	(10,286,102)
Inventories	12,328,893	8,023,021
Prepaid expenses and other current assets	659,257	(1,327,225)
Advance to suppliers	(677,415)	(224,590)
Changes in operating liabilities:
Accounts payable	(1,423,796)	(1,521,441)
Accrued expenses	240,129	628,643
Other payables	212,586	453,717
Operating lease liabilities	(257,577)	2,058
Income tax payable	550,033	(553,835)
Net cash provided by operating activities	1,712,888	1,366,006

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(428,280)	(3,053,472)
Long-term assets	119,687	-
Net cash used in investing activities	(308,593)	(3,053,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distribution	(1,132,500)	(1,132,500)
Repayment from short-term loan	(235)	(648,666)
Proceeds from short-term loan	932,152	16,049
Net cash used in financing activities	(200,583)	(1,765,117)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(30)	12,895

NET INCREASE (DECREASE) IN CASH	1,203,682	(3,439,688)

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	26,916,709	27,834,468

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$28,120,391	$24,394,780

CASH AND RESTRICTED CASH, END OF PERIOD	28,120,391	24,394,780
LESS: NON-CURRENT RESTRICTED CASH	786,298	796,876
CASH, END OF PERIOD	$27,334,093	$23,597,904

Supplemental disclosure information:
Cash paid for interest	$-	$5,755
Income tax paid	$347,689	$1,483,507

Non-cash financing activities
Right of use assets obtained in exchange for operating lease obligations	$172,413	$1,292,416

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

Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) is a wholly owned subsidiary of Jerash Holdings and was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”), as a limited liability company on November 26, 2000 with a declared capital of 150,000 Jordanian Dinar (“JOD”) (approximately US$212,000) as of September 30, 2020.

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both incorporated in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with a declared capital of JOD50,000 as of September 30, 2020. Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments.

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

Jerash the First for Medical Supplies Manufacturing Company Limited (“Jerash the First”) was incorporated in Amman, Jordan, as a limited liability company on July 6, 2020, with a registered capital of JOD150,000. Jerash the First is engaged in the production of medical supplies in Jordan and is a wholly owned subsidiary of Jerash Garments.

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

Jiangmen Treasure Success Business Consultancy Company Limited (“Jiangmen Treasure Success”) was incorporated on August 28, 2019 under the laws of the People’s Republic of China (“China”) in Guangzhou City of Guangdong Province in China with a total registered capital of 3 million Hong Kong Dollars (“HKD”) (approximately $385,000) to provide support in sales and marketing, sample development, merchandising, procurement, and other areas. Treasure Success owns 100% of the equity interests in Jiangmen Treasure Success.

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

VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which a company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The Company’s VIE, Victory Apparel, was inactive for the six months ended September 30, 2020, and the net assets of the VIE were approximately $0.3 million as of each of September 30, 2020 and March 31, 2020.

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

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of September 30, 2020, and March 31, 2020, the Company had no cash equivalents.

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

Short-term Investments

The Company’s short-term investments consist of financial products purchased from banks. The bank invests the Company’s funds in certain financial instruments including money market funds, bonds, and mutual funds, with an expected annual return of 5%. The carrying values of the Company’s short-term investments approximate fair value because of their liquidity. The gain and interest earned are recognized in the consolidated statements of operations and comprehensive income (loss) over the contractual terms of these investments. The Company exited the investment before September 30, 2020.

The Company had short-term investments of $Nil and $Nil as of September 30, 2020 and 2019, respectively. The Company recorded a realized gain of $64,692 and $Nil for the six months ended September 30, 2020 and 2019, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants extended payment terms to customers with good credit standing and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of income and comprehensive income. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable. An allowance was recorded totaling $45,167 and $4,641 as of September 30, 2020 and March 31, 2020, respectively.

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

Advance to Suppliers

Advance to suppliers consists of balances paid to suppliers for services or materials purchased that have not been provided or received. Advance to suppliers for services and materials is short term in nature. Advance to Suppliers is reviewed periodically to determine whether its carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the advance becomes doubtful. The Company uses the aging method to estimate the allowance for uncollectible balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for doubtful accounts by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances. Allowance was $13,396 and $2,000 as of September 30, 2020 and March 31, 2020 respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the six months ended September 30, 2020 and 2019.

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s customized ready-made outerwear for large brand-name retailers and personal protective equipment. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within seven to 150 days of the invoice date, and the contracts do not have significant financing components. Shipping and handling costs associated with outbound freight are not an obligation of the Company. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. For the six months ended September 30, 2020 and 2019, there was no revenue recognized from performance obligations related to prior periods. As of September 30, 2020, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $360,217 and $292,354 for the three months ended September 30, 2020 and 2019, respectively. Total shipping and handling expenses were $544,130 and $501,136 for the six months ended September 30, 2020 and 2019, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings is incorporated in the State of Delaware and is subject to federal income tax in the United States of America. Treasure Success is registered in Hong Kong and has no operating profit. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash the First, and Victory Apparel are subject to income tax in Jordan, unless an exemption is granted. The corporate income tax rate is 14% for the businesses classified within the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing on the first day of production. This exemption had been extended for five years until December 31, 2018. Effective January 1, 2019, the Jordanian government changed some features of its tax incentive programs and Jerash Garments and its subsidiaries and VIE are now qualified for incentives applicable to an industrial park that houses manufacturing operations in Jordan (“Development Zone”), a change from the previous incentive program relating to Qualifying Industrial Zone. In accordance with Development Zone law, Jerash Garments and its subsidiaries and VIE were subject to corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. Effective January 1, 2020, that rate increased to 14% plus a 1% social contribution.

Jerash Garments and its subsidiaries and VIE are subject to local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period from June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption has been extended to February 5, 2021.

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

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during six months ended September 30, 2020 and 2019.

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

Foreign Currency Translation (Continued)

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

	September 30, 2020	March 31, 2020
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7501	US$1=HKD7.7529
	US$1=CNY6.8033	US$1=CNY7.0896
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7510	US$1=HKD7.8163
	US$1=CNY7.0012	US$1=CNY6.9642

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

●	Expected Term: the expected term of a warrant or a sock option is the period of time that the warrant or stock option is expected to be outstanding.

●	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issued with an equivalent term to the share-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company uses the nearest interest rate from the available maturities.

●	Expected Stock Price Volatility: the Company utilizes comparable public company volatility over the same period of time as the life of the warrant or stock option.

●	Dividend Yield: Stock-based compensation awards granted prior to November 2018 assumed no dividend yield, while any subsequent stock-based compensation awards are valued using the anticipated dividend yield.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, credit facilities, accounts payable, accrued expenses, income tax payable, other payables, and operating lease liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2020 and March 31, 2020 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2020, and March 31, 2020, respectively, $8,678,214 and $6,894,641 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of September 30, 2020 and March 31, 2020, respectively, $9,941 and $125,830 of the Company’s cash was on deposit at financial institutions in China, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of September 30, 2020 and March 31, 2020, respectively, $19,358,851 and $19,847,852 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of September 30, 2020 and March 31, 2020, respectively, $73,385 and $48,386 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations and Credit Risk (Continued)

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on exporting business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended September 30, 2020 and 2019, one end-customer accounted for 74% and 87% of the Company’s total revenue, respectively. For the six months ended September 30, 2020 and 2019, one end-customer accounted for 76% and 91% of the Company’s total revenue, respectively. As of September 30, 2020, one end-customers accounted for 78% of the Company’s total accounts receivable balance. As of March 31, 2020, four end-customers accounted for 42%, 20%, 20%, and 14% of the Company’s total accounts receivable balance, respectively.

For the three months ended September 30, 2020, the Company purchased approximately 20% of its garments from one major supplier. For the six months ended September 30, 2020, the Company purchased approximately 12% of its garments from one major supplier. For the three months ended September 30, 2019, the Company purchased 18% and 13% of its raw materials from two major suppliers, respectively. For the six months ended September 30, 2019, the Company purchased approximately 24% and 11% of its raw materials from two major suppliers, respectively. As of September 30, 2020, accounts payable to the Company’s one major suppliers accounted for 47% of the total accounts payable balance. As of March 31, 2020, accounts payable to the Company’s three major suppliers accounted for 39%, 16%, and 10% of the total accounts payable balance, respectively.

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

The spread of COVID-19 around the world since March 2020 has caused significant volatility in U.S. and international markets. The Company’s sales declined in the first half of fiscal 2021. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. Based on the assessment of the current economic environment, customer demand, and sales trend, and the negative impact from the prolonged COVID-19 outbreak and spread, the Company’s revenue and operating cash flows may be lower than expected for fiscal year 2021.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of the Company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU is effective for interim and annual periods beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As an emerging growth company, the Company plans to adopt this guidance effective April 1, 2023. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	September 30, 2020	March 31, 2020
Trade accounts receivable	$19,969,559	$5,340,389
Less: allowances for doubtful accounts	(45,167)	(4,641)
Accounts receivable, net	$19,924,392	$5,335,748

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	September 30, 2020	March 31, 2020
Raw materials	$4,614,464	$12,499,301
Work-in-progress	377,627	1,541,716
Finished goods	5,312,789	8,592,755
Total inventory	$10,304,880	$22,633,772

NOTE 6 – ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	As of	As of
	September 30, 2020	March 31, 2020
Advance to suppliers	$2,807,178	$2,118,367
Less: allowances for doubtful accounts	(13,396)	(2,000)
Advance to suppliers, net	$2,793,782	$2,116,367

NOTE 7 – LEASES

The Company has 35 operating leases for manufacturing facilities and offices. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

September 30, 2020
Right-of-use assets	$952,900

Operating lease liabilities - current	$218,583
Operating lease liabilities - non-current	555,144
Total operating lease liabilities	$773,727

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of September 30, 2020:

Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.9
Weighted average discount rate	4.06%

During the three months ended September 30, 2020 and 2019, the Company incurred total operation lease expenses of $535,568 and $402,950, respectively. During the six months ended September 30, 2020 and 2019, the Company incurred total operation lease expenses of $1,047,341 and $945,735, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of September 30, 2020:

2021	$203,279
2022	372,363
2023	248,297
2024	186,854
Total lease payments	1,010,793
Less: imputed interest	(57,893)
Less: prepayments	(179,173)
Present value of lease liabilities	$773,727

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of	As of
	September 30, 2020	March 31, 2020
Land (1)	$1,831,192	$1,831,192
Property and buildings	432,562	432,562
Equipment and machinery (2)	8,029,899	7,630,255
Office and electric equipment	808,088	793,405
Automobiles	492,976	480,687
Leasehold improvements	2,767,274	2,765,610
Subtotal	14,361,991	13,933,711
Construction in progress (3)	194,752	194,752
Less: Accumulated depreciation and amortization (4)	(8,783,584)	(7,954,299)
Property and equipment, net	$5,773,159	$6,174,164

(1)	On August 7, 2019 and February 6, 2020, the Company, through Jerash Garments, purchased 12,340 square meters (approximately three acres) and 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan (the “Jordan Properties”), from third parties to construct a factory and a dormitory for the Company’s employees, respectively. The aggregate purchase price of the Jordan Properties was JOD1,177,301 (approximately US$1.7 million).

(2)	On June 18, 2019, the Company acquired all of the outstanding shares of Paramount, a contract manufacturer based in Amman, Jordan. As a result, Paramount became a subsidiary of Jerash Garments, and the Company assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of acquisition, so this transaction was accounted for as an asset acquisition. $980,000 was paid in cash to acquire all of the machinery and equipment from Paramount and the machinery and equipment were transferred to the Company.

(3)	The construction in progress account represents costs incurred for constructing a dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet in the Tafilah Governorate of Jordan. Construction was temporarily suspended due to the COVID-19 pandemic. The dormitory is expected to be completed and ready for use in fiscal 2022.

(4)	Depreciation and amortization expenses were $417,231 and $386,136 for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expenses were $829,285 and $724,778 for the six months ended September 30, 2020 and 2019, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company had 500,000 shares of preferred stock authorized with a par value of $0.001 per share; none were issued and outstanding as of September 30, 2020 and March 31, 2020. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 11,325,000 shares common stock outstanding as of September 30, 2020 and March 31, 2020.

NOTE 9 – EQUITY (Continued)

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash the First, and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. In addition, PRC companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses. The Company’s subsidiaries and VIE have already reserved the maximum amount required.

Dividends

On August 5, 2020, the Board of Directors declared a cash dividend of $0.05 per share of common stock. Cash dividends of $566,250 to the stockholders of the Company were paid in full on August 24, 2020.

On May 15, 2020, the Board of Directors declared a cash dividend of $0.05 per share of common stock. Cash dividends of $566,250 to the stockholders of the Company were paid in full on June 2, 2020.

On each of February 5, 2020, November 4, 2019, July 29, 2019, and May 17, 2019, the Board of Directors declared cash dividends of $0.05 per share of common stock. Cash dividends of $566,250 to the stockholders of the Company were paid in full on February 26, 2020, November 26, 2019, August 19, 2019, and June 5, 2019, respectively.

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

The fair value of these warrants was estimated as of the grant date using the Black-Scholes model with the major assumptions that the expected term is five years; risk-free interest rate is 1.8-2.8%; and the expected volatility is 50.3-52.2%. There were 264,410 warrants outstanding as of September 30, 2020 and March 31, 2020 with a weighted average exercise price of $6.35. All of the outstanding warrants were fully vested and exercisable as of September 30, 2020 and March 31, 2020.

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes.

NOTE 10 – STOCK-BASED COMPENSATION (Continued)

On April 9, 2018, the Board of Directors approved the issuance of 989,500 nonqualified stock options under the Plan to 13 executive officers and employees of the Company in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years. The fair value of these options was estimated as of the grant date using the Black-Scholes model with the major assumptions that expected terms is five years; risk-free interest rate is 2.6%; and the expected volatility is 50.3%. All these outstanding options were fully vested and exercisable on issue date.

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

The fair value of the options granted on November 27, 2019 was $126,454. It is estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options November 27, 2019
Expected term (in years)	10.0
Risk-free interest rate (%)	1.77%
Expected volatility (%)	48.59%
Dividend yield (%)	3.08%

All stock option activities are summarized as follows:

	Option to acquire Shares	Weighted Average Exercise Price
Stock options outstanding at March 31, 2020	1,189,500	$6.87
Granted	-	-
Exercised	-	-
Cancelled	-	-
Stock options outstanding at September 30, 2020	1,189,500	$6.87

Total expense related to the stock options issued was $Nil and $193,955 for the three months ended September 30, 2020 and 2019, respectively. Total expense related to the stock options issued was $42,151 and $193,955 for the six months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, all outstanding options were fully vested and exercisable.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions
Ford Glory International Limited (“FGIL”)	Affiliate, subsidiary of Ford Glory Holdings (“FGH”), which is 49% indirectly owned by the Company’s President, Chief Executive Officer and Chairman, and a significant stockholder	Operating Lease

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, and Chairman, and a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Jiangmen V-Apparel Manufacturing Limited	Affiliate, subsidiary of FGH	Operating Lease

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

On July 1, 2020, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a factory lease agreement, which was a replacement of a previous lease agreement between Treasure Success and Jiangmen V-Apparel Manufacturing Limited dated August 31, 2019, pursuant to which Treasure Success leases additional space for office and sample production purposes in Jiangmen, China from Jiangmen V-Apparel Manufacturing Limited for a monthly rent in the amount of CNY28,300 (approximately $4,000). The lease has a one-year term and may be renewed with a one-month notice. The rental amount will be reviewed by and negotiated between both parties according to the market rental rate annually.

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

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Multi-Glory’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. For the three months ended September 30, 2020 and 2019, total consulting fees under this agreement were $65,000 and $75,000, respectively. For the six months ended September 30, 2020 and 2019, total consulting fees under this agreement were $130,000 and $150,000, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS (Continued)

b.	Consulting agreements (Continued)

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Yukwise’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. For the three months ended September 30, 2020 and 2019, total advisory and management expenses under this agreement were $65,000 and $75,000, respectively. For the six months ended September 30, 2020 and 2019, total advisory and management expenses under this agreement were $130,000 and $150,000, respectively.

c.	Personal Guarantees

Borrowings under the HSBC Credit Facilities (as defined below) were previously secured by the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun (“Mr. Ng”). These guarantees were released as of August 12, 2019. (See “Note 12—Credit Facilities”).

NOTE 12 – CREDIT FACILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an $8,000,000 import credit facility with Hong Kong and Shanghai Banking Corporation (“HSBC”) (the “2017 Facility Letter”), which was first amended pursuant to a letter agreement between HSBC, Treasure Success, and Jerash Garments dated June 19, 2018 (the “2018 Facility Letter”), further amended pursuant to a letter agreement dated August 12, 2019 (the “2019 Facility Letter”), and further amended pursuant to a letter agreement dated July 3, 2020 (the “2020 Facility Letter,” and together with the 2017 Facility Letter, 2018 Facility Letter, and 2019 Facility Letter, the “HSBC Facility”). The 2020 Facility Letter extends the term of the HSBC Facility indefinitely. Pursuant to the HSBC Facility, the Company has a total credit limit of $11,000,000.

In addition, on June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting/Factoring Agreement, and on August 21, 2017, Treasure Success entered into an Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to the Company’s accounts receivable. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter-Invoice Discounting/Factoring Agreement with HSBC, which amended the 2017 Factoring Agreement (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement,” and together with the HSBC Facility, the “HSBC Credit Facilities”). Pursuant to the HSBC Factoring Agreement, HSBC offered to provide Treasure Success with a $12,000,000 factoring facility for certain debt purchase services related to Treasure Success’s accounts receivable.

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

NOTE 12 – CREDIT FACILITIES (Continued)

As of September 30, 2020 and March 31, 2020, the Company had made $932,152 and $235 in withdrawals, under the HSBC Credit Facilities, which are due within 120 days of each borrowing date or upon demand by HSBC. As of September 30, 2020, $932,152 was outstanding under the HSBC Facility. As of March 31, 2020, $235 was outstanding under the HSBC Factoring Agreement.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of September 30, 2020 and March 31, 2020, the Company had no outstanding amount, respectively, in import invoice financing under the SCBHK facility.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2020 and 2019. As of September 30, 2020, 1,453,910 warrants and stock options were issued and outstanding. For the three and six months ended September 30, 2020, 1,403,910 warrants and stock options were excluded from the EPS calculation as containing anti-dilution provisions. For the three and six months ended September 30, 2019, 57,200 warrants were excluded from the EPS calculation as containing anti-dilution provisions.

	Three Months Ended September 30, (in $000s except share and per share information)		Six Months Ended September 30, (in $000s except share and per share information)
	2020	2019	2020	2019
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$2,560	$3,593	$3,374	$5,142

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,325,000	11,325,000	11,325,000	11,325,000
Dilutive securities – unexercised warrants and options	4,953	182,071	5,081	171,803
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,329,953	11,507,071	11,330,081	11,496,803
Basic earnings per share	$0.23	$0.32	$0.30	$0.45

Diluted earnings per share	$0.23	$0.31	$0.30	$0.45

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended September 30, 2020 and 2019, outerwear accounted for approximately 87.5% and 94.8% of the Company’s total revenue, respectively. For the six months ended September 30, 2020 and 2019, outerwear accounted for approximately 89.9% and 95.5% of the Company’s total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

NOTE 14 – SEGMENT REPORTING (Continued)

The following table summarizes sales by geographic areas for the three months ended September 30, 2020 and 2019, respectively.

	For the three months ended September 30,
	2020	2019
United States	$23,411,339	$29,352,998
Jordan	2,302,615	1,094,707
Other	1,372,364	163,414
Total	$27,086,318	$30,611,119

The following table summarizes sales by geographic areas for the six months ended September 30, 2020 and 2019, respectively.

	For the six months ended September 30,
	2020	2019
United States	$40,992,512	$51,393,943
Jordan	3,428,197	1,581,087
Other	1,372,364	163,414
Total	$45,793,073	$53,138,444

99.9% of long-lived assets were located in Jordan as of September 30, 2020.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success, was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD3 million (approximately $385,000). The Company’s subsidiary, Treasure Success, is required to contribute HKD3 million (approximately $385,000) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of September 30, 2020, Treasure Success had fully made its capital contribution.

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

NOTE 16 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash the First, and Victory Apparel are subject to the regulations of the Income Tax Department in Jordan. The corporate income tax rate is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing on the first day of production. This exemption had been extended for five years until December 31, 2018. Effective January 1, 2019, Jordanian government has changed some features of Jerash Garments and its subsidiaries area to a Development Zone. In accordance with Development Zone law, Jerash Garments and its subsidiaries and VIE began paying corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. Effective January 1, 2020, that rate increased to 14% plus a 1% social contribution.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act imposed tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part of the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. Additionally, under the provisions of the Tax Act, for taxable years beginning after December 31, 2017, the foreign earnings of Jerash Garments and its subsidiaries are subject to U.S. taxation at the Jerash Holdings level under the new Global Intangible Low-Taxed Income (“GILTI”) regime.

NOTE 17 – SUBSEQUENT EVENTS

On November 2, 2020, the Board of Directors approved the payments of a dividend of $0.05 per share payable on November 23, 2020 to stockholders of record as of November 16, 2020.

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

Impact of COVID-19 on our business

Collectability of receivables. We had accounts receivable of $19.9 million as of September 30, 2020, out of which $12.1 million had been received through November 10, 2020. There was no overdue account receivable as of September 30, 2020.

Inventory. We had inventory of $10.3 million as of September 30, 2020, substantially for orders scheduled to be shipped within fiscal 2021.

Investments. We acquired two pieces of land in fiscal 2020 for the construction of dormitory and production facilities. Due to the COVID-19 outbreak, management previously decided to hold off the construction to wait for a clearer picture on customer demand. As customer orders recovered to a satisfactory level, management has decided to resume the preparation work for the dormitory construction. Management is still reviewing the construction plan for the production facilities.

Revenue. For the quarter ended September 30, 2020, our sales were $27.1 million, which was over 88% of that of the same period in fiscal 2020. This quarterly percentage was an improvement from 83% of first quarter in fiscal 2021. We are continuing to proactively communicate with our existing customers to reconfirm their orders and shipment schedules for the second half of fiscal 2021. We also managed to start business with some new customers. However, the above is subject to the progress of reopening of economies in the U.S. and the EU that would have significant impact on both order fulfilment and delivery schedules. We have started our personal protective equipment shipments in this quarter that helped both our product and customer diversification.

Liquidity/Going Concern. As of September 30, 2020, we had approximately $28.1 million of cash and cash equivalent and net current assets of approximately $50.9 million with a current ratio of 5.4 to 1. In addition, we had banking facilities with aggregate limits of $26 million with approximately $932,000 outstanding as of September 30, 2020. Given the above, we believe that we will have sufficient financial resources to maintain as a going concern in fiscal 2021.

Results of Operations

Three months ended September 30, 2020 and September 30, 2019

The following table summarizes the results of our operations during the three-month periods ended September 30, 2020 and 2019, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$27,086	100%	$30,611	100%	$(3,525)	(12)%
Cost of goods sold	21,204	78%	23,309	76%	(2,105)	(9)%
Gross profit	5,882	22%	7,302	24%	(1,420)	(19)%

Selling, general and administrative expenses	2,853	11%	2,920	10%	(67)	(2)%
Stock-based compensation expenses	-	0%	194	0%	(194)	(100)%
Other income (expense), net	63	0%	(5)	0%	68	1,360%
Net income before taxation	$3,092	11%	$4,183	14%	$(1,091)	(26)%
Taxation	532	2%	595	2%	(63)	(11)%
Net income	$2,560	9%	$3,588	12%	$(1,028)	(29)%

Revenue. Revenue decreased by approximately $3.5 million, or 12%, to $27.1 million, for the three months ended September 30, 2020, from approximately $30.6 million for the same period in fiscal 2020. The decrease was mainly due to a decrease in shipments to one of our major customers in the U.S. during this quarter.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended September 30, 2020.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2020
	Sales
	Amount	%
VF Corporation(1)	$20,071	74%
New Balance	1,322	5%
ARK Garments	1,208	5%
Onset Time Limited	1,165	4%
G-III	907	3%
United Creations LLC	856	3%
Others	1,557	6%
Total	$27,086	100%

(1)	Most of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$23,411	86%	$29,353	96%	$(5,942)	(20)%
Jordan	2,303	9%	1,095	3%	1,208	110%
Others	1,372	5%	163	1%	1,209	742%
Total	$27,086	100%	$30,611	100%	$(3,525)	(12)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement allowed us to expand our garment export business in the U.S.

The decrease of approximately 20% in sales to the U.S. during the three months ended September 30, 2020 was mainly attributable to the decrease in sales to one of our major customers in the U.S.

During the three months ended September 30, 2020, sales to Jordan and other locations, such as Hong Kong and China, increased by 110% and 742%, respectively, as we managed to secure more local orders to compensate for the decrease in orders from overseas customers.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $2.1 million, or 9%, to approximately $21.2 million for the three months ended September 30, 2020, compared to approximately $23.3 million for the same period in fiscal 2020. As a percentage of revenue, the cost of goods sold increased by approximately 2% points to 78% for the three months ended September 30, 2020, compared to 76% for the same period in fiscal 2020. The increase in cost of goods sold as a percentage of revenue was primarily attributable to the higher proportion of local orders, which typically have lower margin. For the three months ended September 30, 2020, we purchased 20% of our garments from one major supplier, Agencia Comercial Wai Yuen (“Wai Yuen”). For the three months ended September 30, 2019, we purchased 18% and 13% of our raw materials from two major suppliers, Duck San Enterprise Co., Ltd (“Duck San”) and Universal Star Corporation (“Universal Star”), respectively. We have been actively seeking cooperation with various suppliers to diversify our supplier chain and to control the cost of raw materials.

Gross profit margin. Gross profit margin was approximately 22% for the three months ended September 30, 2020, which decreased by 2% points from 24% for the same period in fiscal 2020. The decrease in gross profit margin was primarily driven by the increase in local orders, which typically have lower margin.

Selling, general, and administrative expenses. Selling, general, and administrative expenses slightly decreased by approximately 2% from approximately $2,920,000 for the three months ended September 30, 2019, to approximately $2,853,000 for the three months ended September 30, 2020. The decrease was primarily attributable to lower travelling expenses due to the restriction in international travels amid the COVID-19 pandemic.

Other income/expense, net. Other income, net was approximately $63,000 for the three months ended September 30, 2020, as compared to other expense, net of approximately $5,000 for the same period in fiscal 2020. The increase in income was primarily due to a realized gain from short-term investment.

Net income before taxation. Net income before taxation for the three months ended September 30, 2020, was approximately $3.1 million compared to net income before taxation of approximately $4.2 million for the same period in fiscal 2020. The decrease was mainly attributable to the lower sales and gross margin discussed above.

Taxation. Income tax expense for the three months ended September 30, 2020 was approximately $532,000 compared to income tax expense of approximately $595,000 for the same period in fiscal 2020. The effective tax rate was 17.2% for the three months ended September 30, 2020, and 14.2% for the three months ended September 30, 2019, respectively. The increase in the effective tax rate mainly resulted from a 4% increase in the local tax rate to 14% plus a 1% social contribution.

Net income. Net income for the three months ended September 30, 2020 was approximately $2.6 million compared to net income of approximately $3.6 million for the same period in fiscal 2020. The decrease was mainly attributable to lower sales and gross margin compensated by reduction in selling, administrative, and general expenses discussed above.

Six months ended September 30, 2020 and September 30, 2019

The following table summarizes the results of our operations during the six-month periods ended September 30, 2020 and 2019, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2020		Six Months Ended September 30, 2019		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$45,793	100%	$53,138	100%	$(7,345)	(14)%
Cost of goods sold	36,859	80%	41,323	78%	(4,464)	(11)%
Gross profit	8,934	20%	11,815	22%	(2,881)	(24)%

Selling, general and administrative expenses	4,704	11%	5,544	11%	(840)	(15)%
Stock-based compensation expenses	42	0%	194	0%	(152)	(78)%
Other income (expense), net	60	0%	(9)	0%	69	767%
Net income before taxation	$4,248	9%	$6,068	11%	$(1,820)	(30)%
Taxation	874	2%	930	2%	(56)	(6)%
Net income	$3,374	7%	$5,138	9%	$(1,764)	(34)%

Revenue. Revenue decreased by approximately $7.3 million, or 14%, to $45.8 million, for the six months ended September 30, 2020, from approximately $53.1 million for the same period in fiscal 2020. The decrease was mainly because lower sales to one of our customers in the U.S. during the six-month period.

The following table outlines the dollar amount and percentage of total sales to our customers for the six months ended September 30, 2020.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2020
	Sales
	Amount	%
VF Corporation(1)	$34,619	76%
New Balance	2,772	6%
United Creations LLC	1,617	4%
ARK Garments	1,490	3%
G-III	1,278	3%
Onset Time Limited	1,165	2%
Dick’s Sporting Goods	1,092	2%
Others	1,760	4%
Total	$45,793	100%

(1)	Most of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2020		Six Months Ended September 30, 2019		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$40,993	90%	$51,394	97%	$(10,401)	(20)%
Jordan	3,428	7%	1,581	3%	1,847	117%
Others	1,372	3%	163	0%	1,209	742%
Total	$45,793	100%	$53,138	100%	$(7,345)	(14)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement allowed us to expand our garment export business in the U.S.

The decrease of approximately 20% in sales to the U.S. during the six months ended September 30, 2020 was mainly attributable to the decrease in sales to one of our major customers in the U.S.

During the six months ended September 30, 2020, sales to Jordan and other locations, such as Hong Kong and China, increased by 117% and 742%, respectively, as we managed to secure more local orders to compensate for the decrease in orders from overseas customers.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $4.5 million, or 11%, to approximately $36.9 million for the six months ended September 30, 2020, compared to approximately $41.3 million for the same period in fiscal 2020. As a percentage of revenue, the cost of goods sold increased by approximately 2% points to 80% for the six months ended September 30, 2020, compared to 78% for the same period in fiscal 2020. The increase in cost of goods sold as a percentage of revenue was primarily attributable to the higher proportion of local orders, which typically have lower margin. For the six months ended September 30, 2020, we purchased 12% of our garments from one major supplier, Wai Yuen. For the six months ended September 30, 2019, we purchased approximately 24% and 11% of our raw materials from two major suppliers, Duck San and Universal Star, respectively. We have been actively seeking cooperation with various suppliers to diversify our supplier chain and to control the cost of raw materials.

Gross profit margin. Gross profit margin was approximately 20% for the six months ended September 30, 2020, which decreased by 2% points from 22% for the same period in fiscal 2020. The decrease in gross profit margin was primarily driven by the higher proportion of local orders, which typically have lower margin.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased by approximately 15% from approximately $5.5 million for the six months ended September 30, 2019, to approximately $4.7 million for the six months ended September 30, 2020. The decrease was primarily due to lower repair and maintenance and recruitment expenses this year.

Other income/expense, net. Other income, net was approximately $60,000 for the six months ended September 30, 2020, as compared to other expense, net of approximately $9,000 for the same period in fiscal 2020. The increase in net other income was primarily due to a realized gain from short-term investment.

Net income before taxation. Net income before taxation for the six months ended September 30, 2020 was $4.2 million compared to net income before taxation of approximately $6.1 million for the same period in fiscal 2020. The decrease was mainly attributable to the lower sales and gross margin discussed above.

Taxation. Income tax expense for the six months ended September 30, 2020, was approximately $874,000 compared to income tax expense of approximately $930,000 for the same period in fiscal 2020. The effective tax rate was 20.6% for the six months ended September 30, 2020, and 15.3% for the six months ended September 30, 2019, respectively. The increase in the effective tax rate mainly resulted from a 4% increase in the local tax rate to 14% plus a 1% social contribution.

Net income. Net income for the six months ended September 30, 2020, was approximately $3.4 million compared to net income of approximately $5.1 million for the same period in fiscal 2020. The decrease was mainly attributable to lower sales and gross margin compensated by reduction in selling, administrative, and general expenses discussed above.

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

As of September 30, 2020, we had cash of approximately $27.3 million and restricted cash of approximately $786,000 compared to cash of approximately $26.1 million and restricted cash of approximately $786,000 at March 31, 2020. The increase in cash is mainly a result of net cash generated from operating activities.

Our current assets as of September 30, 2020 were approximately $62.4 million and our current liabilities were approximately $11.5 million, which resulted in a ratio of approximately 5.4:1. As of March 31, 2020, our current assets were approximately $59.0 million and our current liabilities were $10.9 million, resulting in a ratio of 5.4:1.

The primary driver in the increase in current assets was an increase in accounts receivable following the higher sales in the quarter with more shipments concentrated in September 2020.

The primary driver in the increase in current liabilities was an increase in trade credits of approximately $932,000 per negotiated payment terms with certain suppliers.

Total equity as of September 30, 2020 was approximately $57.0 million compared to $54.8 million as of March 31, 2020.

We had net working capital of $50.9 million and $48.1 million as of September 30, 2020, and March 31, 2020, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date this document is filed.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

HSBC Facility

On May 29, 2017, our wholly owned subsidiary, Treasure Success International Limited (“Treasure Success”), entered into a facility letter (“2017 Facility Letter”) with Hong Kong and Shanghai Banking Corporation (“HSBC”) to provide credit to us, which was later amended by an offer letter between HSBC, Treasure Success, and Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) dated June 19, 2018 (“2018 Facility Letter”), and further amended pursuant to a letter agreement dated August 12, 2019 (the “2019 Facility Letter”), which was amended pursuant to a letter agreement dated July 3, 2020 (the “2020 Facility Letter,” and together with the 2017 Facility Letter, the 2018 Facility Letter, and the 2019 Facility Letter, the “HSBC Facility”). The 2020 Facility Letter extends the term of the HSBC Facility indefinitely. Pursuant to the HSBC Facility, we have a total credit limit of $11,000,000.

The HSBC Facility currently provides us with various credit facilities for importing and settling payment for goods purchased from our suppliers. The available credit facilities as described in greater detail below includes an import facility, import facilities with loan against import, trust receipts, clean import loan, and advances to us against purchase orders. HSBC charges an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to the release of goods immediately on our documentary credit. LIBOR was 0.22% and HIBOR was 0.35% at November 10, 2020. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000, and iii) 0.0625% for balance in excess of $100,000 and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to trust receipts whereby HSBC has title to the goods or merchandise released immediately to us. HSBC has approved certain of our suppliers that are eligible to use clean import loans. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000, and iii) 0.0625% for balance in excess of $100,000 and an interest of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to clean import loans or release of the goods or merchandise based on evidence of delivery or invoice. HSBC will advance up to 70% of the purchase order value in our favor. HSBC charges a handling fee of 0.25% and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to advances. Previously, the HSBC Facility was secured by collateral provided by us, Jerash Garments, Treasure Success, and the personal guarantees of Mr. Choi Lin Hung, our Chief Executive Officer, and Mr. Ng Tsze Lun, one of our significant stockholders. The personal guarantees were released by HSBC in August 2019. Jerash Garments is also required to maintain an account at HSBC for receiving payments from VF Sourcing Asia S.A.R.L. and its related companies.

As of September 30, 2020, $932,152 were outstanding under the HSBC Facility. Borrowings under the HSBC Facility are due upon demand by HSBC or within 120 days of each borrowing date.

HSBC Factoring Agreement

On June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting/Factoring Agreement, and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to our accounts receivable. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter - Invoice Discounting/Factoring Agreement with HSBC (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement”), which amended the 2017 Factoring Agreement. The HSBC Factoring Agreement was effective through May 1, 2019. We anticipate amending the HSBC Factoring Agreement to extend the term of the facility with substantially similar terms and that we will continue to be able to use the borrowings under the HSBC Factoring Agreement through any negotiation period. Under the current terms of the HSBC Factoring Agreement, we may borrow up to $12,000,000. In exchange for advances on eligible invoices from HSBC for our approved customers, HSBC charges a fee to advance such payments at a discounting charge of 1.5% per annum over 2-month LIBOR or HIBOR, as applicable. Such fee accrues on a daily basis on the amount of funds in use. HSBC has final determination of the percentage amount available for prepayment from each of our approved customers. We may not prepay an amount from a customer in excess of 85% of the funds available for borrowing. As of September 30, 2020, there were no outstanding amounts under the HSBC Factoring Agreement. HSBC also provides credit protection and debt services related to each of our preapproved customers. For any approved debts or collections assigned to HSBC, HSBC charges a flat fee of 0.35% on the face value of the invoice for such debt or collection. We may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. We may receive advances on invoices that are due within 30 days of the delivery of our goods, defined as the maximum invoicing period. The advances made by HSBC were secured by collateral provided by us, Jerash Garments, and Treasure Success, and the personal guarantees of Mr. Choi and Mr. Ng. If we fail to pay any sum due to HSBC, HSBC may charge a default interest at the rate of 8.5% per annum over the best lending rate quoted by HSBC on such defaulted amount. In addition, to secure the Factoring Agreement, we had granted HSBC a charge of $3,000,000 over our deposits. Following the effectiveness of the 2018 Factoring Agreement, the security collateral of $3,000,000 was released as of January 22, 2019. HSBC released the personal guarantees of Mr. Choi and Mr. Ng in August 2019. The HSBC Factoring Agreement is subject to the review by HSBC at any time and HSBC has discretion on whether to renew the HSBC Factoring Agreement. Either party may terminate the agreement subject to a 30-day notice period.

SCBHK Facility Letter

Pursuant to the Standard Chartered Hong Kong (“SCBHK”) facility letter dated June 15, 2018, and issued to Treasure Success by SCBHK, on January 31, 2019, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. Borrowings under the SCBHK facility are due within 90 days of each invoice or financing date. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. As of September 30, 2020, there were no outstanding amounts under the SCBHK facility.

Six months ended September 30, 2020 and 2019

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six months ended September 30,
	2020	2019
Net cash provided by operating activities	$1,713	$1,366
Net cash used in investing activities	(309)	(3,053)
Net cash used in financing activities	(200)	(1,765)
Effect of exchange rate changes on cash	-	13
Net increase (decrease) in cash	1,204	(3,439)
Cash, beginning of six-month period	26,917	27,834
Cash, end of six-month period	$28,121	$24,395

Operating Activities

Net cash provided by operating activities was approximately $1.7 million for the six months ended September 30, 2020, compared to cash provided by operating activities of approximately $1.4 million for the same period in fiscal 2020. The increase in net cash provided by operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $12.3 million in the six months ended September 30, 2020 compared to a decrease of $8.0 million in the same period in fiscal 2020;

●	an increase in accounts receivable of $14.6 million in the six months ended September 30, 2020 compared to an increase of $10.3 million in the same period in fiscal 2020;

●	an increase in income tax payable of approximately $550,000 in the six months ended September 30, 2020 compared to a decrease of $554,000 in the same period in fiscal 2020;

●	a decrease of prepaid expenses and other current assets of $0.7 million in the six months ended September 30, 2020 compared to an increase of $1.3 million in the same period in fiscal 2020; and

●	a decrease of net income to $3.4 million in the six months ended September 30, 2020 from net income of $5.1 million in the same period in fiscal 2020.

Investing Activities

Net cash used in investing activities was approximately $309,000 for the six months ended September 30, 2020, compared to approximately $3.1 million in the same period in fiscal 2020. The net cash used in investing activities in the six-month period ended September 30, 2020, was mainly used in acquisition of plant and machineries.

Financing Activities

Net cash used in financing activities was approximately $201,000 for the six months ended September 30, 2020, for dividend payments of approximately $1.1 million with proceeds of short-term loans of approximately $932,000 in the six-month period. There was a net cash outflow of $1.8 million in the same period in fiscal 2020 resulting from dividend payments and net repayment of short-term loans.

Statutory Reserves

In accordance with the Corporate Laws in Jordan, our subsidiaries and VIE in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. In addition, PRC companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to us and can be used to make up cumulative prior year losses. As our subsidiaries and VIE had already reserved the maximum required by law, they did not reserve any additional amounts during the six months ended September 30, 2020 and 2019.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of September 30, 2020 and 2019.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of September 30,
	2020	2019
Statutory Reserves	$213	$213
Total Restricted Net Assets	$213	$213
Consolidated Net Assets	$57,035	$54,466
Restricted Net Assets as Percentage of Consolidated Net Assets	0.37%	0.39%

Total restricted net assets accounted for approximately 0.37% of our consolidated net assets as of September 30, 2020. As discussed above, our subsidiaries and VIE in Jordan are required to reserve 10% of net profits until the reserve is equal to 100% of the subsidiary’s share capital. Our subsidiaries and VIE have already reserved the maximum amount required. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $428,000 and $3.1 million for the six months ended September 30, 2020 and 2019, respectively, including investment related to the Paramount acquisition in fiscal 2020. Additions in plant and machinery amounted to approximately $381,000 and approximately $1.2 million for the six months ended September 30, 2020 and 2019, respectively. Additions to leasehold improvements amounted to approximately $2,000 and $276,000 for the six months ended September 30, 2020 and 2019 respectively.

In 2015, we commenced a project to build a 4,800 square foot facility in the Tafilah Governorate of Jordan, which was initially intended to be used as a sewing workshop for Jerash Garments, but which we now intend to use as a dormitory. This dormitory is expected to be operational in fiscal 2022 and is expected to house workers for the 54,000 square foot workshop in Al-Hasa County. This project is expected to cost approximately $200,000 upon completion.

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

Due to the ongoing COVID-19 outbreak, management previously decided to put on hold the construction project to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the outbreak. As customer orders recovered to a satisfactory level, management has decided to restart the preparation work for the construction of the dormitory. Management is still reviewing the construction plan for the production facilities. We expect to pay approximately $5 million in capital expenditures to build the dormitory.

We project that there will be an aggregate of approximately $3 million of capital expenditures in both the fiscal years ending March 31, 2021 and 2022 for further enhancement of business and production capacity to meet expected future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries and VIE to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of September 30, 2020, concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1	Factory Lease Agreement between Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited dated July 1, 2020	10-Q	001-38474	10.4	August 13, 2020

10.2	Letter Agreement for Banking Facilities, dated July 3, 2020, by and between Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited, and Jerash Garments and Fashions Manufacturing Company Limited	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Linkbase				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 2020	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)