Form 10-Q
period 2020-12-31
Jerash Holdings (US), Inc.
filed 2021-02-10
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 10, 2021, there were 11,325,000 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2020

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$25,591,022	$26,130,411
Restricted cash	2,709,397	-
Accounts receivable, net	10,287,087	5,335,748
Inventories	19,213,770	22,633,772
Prepaid expenses and other current assets	2,505,849	2,761,877
Advance to suppliers, net	4,153,962	2,116,367
Total Current Assets	64,461,087	58,978,175

Restricted cash - non-current	927,338	786,298
Long-term deposits	219,113	253,414
Deferred tax assets, net	139,895	139,895
Property, plant and equipment, net	5,497,470	6,174,164
Right of use assets	1,168,795	1,147,090
Total Assets	$72,413,698	$67,479,036

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$807,298	$235
Accounts payable	7,927,697	6,376,320
Accrued expenses	2,231,014	2,245,402
Income tax payable - current	1,766,087	1,088,497
Other payables	1,160,671	929,783
Operating lease liabilities - current	316,068	210,081
Total Current Liabilities	14,208,835	10,850,318

Operating lease liabilities - non-current	531,080	649,935
Income tax payable - non-current	1,094,048	1,227,632
Total Liabilities	15,833,963	12,727,885

Commitments and Contingencies (See Note 15)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,325,000 shares issued and outstanding	11,325	11,325
Additional paid-in capital	15,277,176	15,235,025
Statutory reserve	212,739	212,739
Retained earnings	40,766,731	38,997,177
Accumulated other comprehensive gain (loss)	8,578	(8,324)
Total Jerash Holdings (US), Inc.’s Stockholder’s Equity	56,276,549	54,447,942

Noncontrolling interest	303,186	303,209
Total Equity	56,579,735	54,751,151

Total Liabilities and Equity	$72,413,698	$67,479,036

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019

Revenue, net	$20,663,925	$25,446,708	$66,456,998	$78,585,152
Cost of goods sold	18,253,070	20,532,888	55,111,823	61,856,272
Gross Profit	2,410,855	4,913,820	11,345,175	16,728,880

Selling, general and administrative expenses	2,362,603	2,590,659	7,067,109	8,134,261
Stock-based compensation expenses	-	-	42,151	193,955
Total Operating Expenses	2,362,603	2,590,659	7,109,260	8,328,216

Income from Operations	48,252	2,323,161	4,235,915	8,400,664

Other Income (Expense):
Other income (expense), net	66,357	5,913	126,535	(3,679)
Total other income (expense), net	66,357	5,913	126,535	(3,679)

Net income before provision for income taxes	114,609	2,329,074	4,362,450	8,396,985

Income tax expense	20,273	255,805	894,169	1,185,492

Net Income	94,336	2,073,269	3,468,281	7,211,493

Net loss attributable to noncontrolling interest	9	-	23	4,011
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$94,345	$2,073,269	$3,468,304	$7,215,504

Net Income	$94,336	$2,073,269	$3,468,281	$7,211,493
Other Comprehensive Income:
Foreign currency translation gain	16,743	695	16,902	4,452
Total Comprehensive Income	111,079	2,073,964	3,485,183	7,215,945
Comprehensive income attributable to noncontrolling interest	-	-	-	-
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$111,079	$2,073,964	$3,485,183	$7,215,945

Earnings Per Share Attributable to Common Stockholders:
Basic	$0.01	$0.18	$0.31	$0.64
Diluted	$0.01	$0.18	$0.31	$0.63

Weighted Average Number of Shares
Basic	11,325,000	11,325,000	11,325,000	11,325,000
Diluted	11,332,552	11,450,707	11,330,950	11,477,344

Dividend per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Gain (Loss)	Interest	Equity
Balance at March 31, 2019	-	$-	11,325,000	$11,325	$14,956,767	$212,739	$34,786,735	$(14,440)	$309,003	$50,262,129

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	193,955	-	-	-	-	193,955
Net income (loss)	-	-	-	-	-	-	7,215,504	-	(4,011)	7,211,493
Dividend distribution	-	-	-	-	-	-	(1,698,750)	-	-	(1,698,750)
Foreign currency translation gain	-	-	-	-	-	-	-	4,452	-	4,452

Balance at December 31, 2019 (unaudited)	-	$-	11,325,000	$11,325	$15,150,722	$212,739	$40,303,489	$(9,988)	$304,992	$55,973,279

Balance at March 31, 2020	-	$-	11,325,000	$11,325	$15,235,025	$212,739	$38,997,177	$(8,324)	$303,209	$54,751,151

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	42,151	-	-	-	-	42,151
Net income (loss)	-	-	-	-	-	-	3,468,304	-	(23)	3,468,281
Dividend distribution	-	-	-	-	-	-	(1,698,750)	-	-	(1,698,750)
Foreign currency translation gain	-	-	-	-	-	-	-	16,902	-	16,902

Balance at December 31, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$40,766,731	$8,578	$303,186	$56,579,735

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019
	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity
Balance at September 30, 2019 (unaudited)	-	$-	11,325,000	$11,325	$15,150,722	$212,739	$38,796,470	$(10,683)	$304,992	$54,465,565

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	2,073,269	-	-	2,073,269
Dividend Distribution	-	-	-	-	-	-	(566,250)	-	-	(566,250)
Foreign currency translation gain	-	-	-	-	-	-	-	695	-	695

Balance at December 31, 2019 (unaudited)	-	$-	11,325,000	$11,325	$15,150,722	$212,739	$40,303,489	$(9,988)	$304,992	$55,973,279

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Gain (Loss)	Interest	Equity
Balance at September 30, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$41,238,636	$(8,165)	$303,195	$57,034,906

Net income (loss)	-	-	-	-	-	-	94,345	-	(9)	94,336
Dividend distribution	-	-	-	-	-	-	(566,250)	-	-	(566,250)
Foreign currency translation gain	-	-	-	-	-	-	-	16,743	-	16,743

Balance at December 31, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$40,766,731	$8,578	$303,186	$56,579,735

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,468,281	$7,211,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,230,002	1,108,252
Stock-based compensation expenses	42,151	193,955
Bad debt expense	62,860	-
Amortization of operating lease right-of-use assets	500,236	(1,262,544)
Changes in operating assets:
Accounts receivable	(4,951,339)	(5,982,845)
Inventories	3,420,003	6,941,700
Prepaid expenses and other current assets	193,163	(513,111)
Advance to suppliers	(2,037,596)	(4,504,793)
Changes in operating liabilities:
Accounts payable	1,551,377	1,295,622
Accrued expenses	(14,388)	528,331
Other payables	230,888	338,366
Operating lease liabilities	(534,808)	923,368
Income tax payable	544,198	(298,030)
Net cash provided by operating activities	3,705,028	5,979,764

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(553,308)	(3,752,669)
Long-term assets	34,301	-
Net cash used in investing activities	(519,007)	(3,752,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend distribution	(1,698,750)	(1,698,750)
Repayment from short-term loan	(234)	(648,667)
Proceeds from short-term loan	807,298	40,719
Net cash used in financing activities	(891,686)	(2,306,698)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,713	13,816

NET INCREASE (DECREASE) IN CASH	2,311,048	(65,787)

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	26,916,709	27,834,468

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$29,227,757	$27,768,681

CASH AND RESTRICTED CASH, END OF PERIOD	29,227,757	27,768,681
LESS: RESTRICTED CASH	2,709,397	-
NON-CURRENT RESTRICTED CASH	927,338	796,876
CASH, END OF PERIOD	$25,591,022	$26,971,805

Supplemental disclosure information:
Cash paid for interest	$-	$5,858
Income tax paid	$347,689	$1,483,507

Non-cash financing activities
Right of use assets obtained in exchange for operating lease obligations	$524,612	$1,398,016

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

Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) is a wholly owned subsidiary of Jerash Holdings and was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”), as a limited liability company on November 26, 2000 with a declared capital of 150,000 Jordanian Dinar (“JOD”) (approximately US$212,000) as of December 31, 2020.

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both incorporated in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with a declared capital of JOD50,000 as of December 31, 2020. Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments.

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

Jerash the First for Medical Supplies Manufacturing Company Limited (“Jerash the First”) was incorporated in Amman, Jordan, as limited liability company on July 6, 2020, with a registered capital of JOD150,000. Jerash the First is engaged in the production of medical supplies in Jordan and is a wholly owned subsidiary of Jerash Garments.

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

Jiangmen Treasure Success Business Consultancy Company Limited (“Jiangmen Treasure Success”) was incorporated on August 28, 2019 under the laws of the People’s Republic of China (“China”) in Guangzhou City of Guangdong Province in China with a total registered capital of 15 million Hong Kong Dollars (“HKD”) (approximately $1.9 million) to provide support in sales and marketing, sample development, merchandising, procurement, and other areas. Treasure Success owns 100% of the equity interests in Jiangmen Treasure Success.

Jerash Supplies, LLC (“Jerash Supplies”) was formed under the laws of the State of Delaware on November 20, 2020. Jerash Supplies is engaged in the trading of personal protective equipment products and is a wholly owned subsidiary of Jerash Holdings.

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

VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which a company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The Company’s VIE, Victory Apparel, was inactive for the nine months ended December 31, 2020, and the net assets of the VIE were approximately $0.3 million as of December 31, 2020 and March 31, 2020.

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

Cash

The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of December 31, 2020, and March 31, 2020, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of cash used as security deposits to obtain credit facilities from a bank and to secure customs clearance under the requirements of local regulations. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These security deposits at the bank are refundable only when the bank facilities are terminated. The restricted cash is classified as a current asset if the Company intends to terminate these bank facilities within one year, and as a non-current asset if otherwise.

Short-term Investments

The Company’s short-term investments consist of financial products purchased from banks. The bank invests the Company’s funds in certain financial instruments including money market funds, bonds, and mutual funds, with an expected annual return of 5%. The carrying values of the Company’s short-term investments approximate fair value because of their liquidity. The gain and interest earned are recognized in the consolidated statements of income over the contractual terms of these investments. The Company exited the investment before December 31, 2020.

The Company had no short-term investments as of December 31, 2020 and 2019. The Company recorded a realized gain of $60,197 and $Nil for the three months ended December 31, 2020 and $124,889 and $Nil for the nine months ended December 31, 2020 and 2019, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants extended payment terms to customers with good credit standing and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of income. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the nine months ended December 31, 2020 and 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s customized ready-made outerwear for large brand-name retailers and personal protective equipment. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within seven to 150 days of the invoice date. The contracts do not have a significant financing component. Shipping and handling costs associated with outbound freight are not an obligation of the Company. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. For the nine months ended December 31, 2020 and 2019, there was no revenue recognized from performance obligations related to prior periods. As of December 31, 2020, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $316,027 and $168,580 for the three months ended December 31, 2020 and 2019, respectively. Total shipping and handling expenses were $860,157 and $669,716 for the nine months ended December 31, 2020 and 2019, respectively.

Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and is subject to federal income tax in the United States of America. Treasure Success is registered in Hong Kong and has no operating profit. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash the First and Victory Apparel are subject to income tax in Jordan, unless an exemption is granted. The corporate income tax rate is 14% for the businesses classified within the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption had been extended for five years until December 31, 2018. Effective January 1, 2019, the Jordanian government changed some features of its tax incentive programs and Jerash Garments and its subsidiaries and VIE are now qualified for incentives applicable to an industrial park that houses manufacturing operations in Jordan (“Development Zone”), a change from the previous incentive program relating to Qualifying Industrial Zone. In accordance with Development Zone law, Jerash Garments and its subsidiaries and VIE were subject to corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. Effective January 1, 2020, income rate increased to 14% plus a 1% social contribution.

Jerash Garments and its subsidiaries and VIE are subject to local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period from June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption was extended to February 5, 2021 and Jerash Garments is currently applying for another extension, though there is no guarantee that such an extension will be granted.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during nine months ended December 31, 2020 and 2019.

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

	December 31, 2020	March 31, 2020	December 31, 2019
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7527	US$1=HKD7.7529	US$1=HKD7.7877
	US$1=CNY6.5327	US$1=CNY7.0896	US$1=CNY6.9680
Average rate	US$1=JOD0.7090	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7512	US$1=HKD7.8163	US$1=HKD7.8314
	US$1=CNY6.8695	US$1=CNY6.9642	US$1=CNY6.9587

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

●	Expected Term: the expected term of a warrant or a stock option is the period of time that the warrant or stock option is expected to be outstanding.

●	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issued with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company uses the nearest interest rate from the available maturities.

●	Expected Stock Price Volatility: the Company utilizes comparable public company volatility over the same period of time as the life of the warrant or stock option.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

●	Dividend Yield: Stock-based compensation awards granted prior to November 2018 assumed no dividend yield, while any subsequent stock-based compensations awards are valued using the anticipated dividend yield.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, credit facilities, accounts payable, accrued expenses, income tax payable, other payables, and operating lease liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2020 and March 31, 2020 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2020, and March 31, 2020, respectively, $6,799,294 and $6,894,641 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of December 31, 2020 and March 31, 2020, respectively, $5,598,902 and $125,830 of the Company’s cash was on deposit at financial institutions in China, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of December 31, 2020 and March 31, 2020, respectively, $16,734,532 and $19,847,852 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of December 31, 2020 and March 31, 2020, respectively, $95,029 and $48,386 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on exporting business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended December 31, 2020, four end-customers accounted for 31%, 18%, 16%, and 14% of the Company’s total revenue respectively. For the three months ended December 31, 2019, two end-customers accounted for 66% and 24% of the Company’s total revenue respectively. For the nine months ended December 31, 2020, two end-customers accounted for 62% and 10% of the Company’s total revenue respectively. For the nine months ended December 31, 2019, one-end customer accounted for 83% of the Company’s total revenue. As of December 31, 2020, two end-customers accounted for 45% and 36% of the Company’s total accounts receivable balance, respectively. As of March 31, 2020, four end-customers accounted for 42%, 20%, 20%, and 14% of the Company’s total accounts receivable balance, respectively.

For the three months ended December 31, 2020, the Company purchased approximately 20% and 11% of its raw materials and garments from two major suppliers, respectively. For the nine months ended December 31, 2020, the Company purchased approximately 14% and 11% of its raw materials and garments from two major suppliers, respectively. For the three months ended December 31, 2019, the Company purchased 48% of its raw materials from one major supplier. For the nine months ended December 31, 2019, the Company purchased approximately 23% and 17% of its raw materials from two major suppliers, respectively. As of December 31 2020, accounts payable to the Company’s two major suppliers accounted for 54% and 15% of the total accounts payable balance, respectively. As of March 31, 2020, accounts payable to the Company’s three major suppliers accounted for 39%, 16%, and 10% of the total accounts payable balance, respectively.

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

The spread of COVID-19 around the world since March 2020 has caused significant volatility in U.S. and international markets. The Company’s sales declined in the first nine months of fiscal 2021. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. Based on the assessment of the current economic environment, customer demand, and sales trend, and the negative impact from the prolonged COVID-19 outbreak and spread, management has indicated that the Company’s revenue and operating cash flows may be lower than expected for fiscal year 2021.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect adoption of the new ASU to have a significant impact on its consolidated financial statements.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU is intended to transition away from referencing the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates (IBORs), and toward new reference rates that are more reliable and robust. The amendments in this ASU are effective immediately for all entities. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final ASU, up to the date that financial statements are available to be issued. The Company is evaluating the impact of adopting this new ASU and does not expect a significant impact on its consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	December 31, 2020	March 31, 2020
Trade accounts receivable	$10,332,090	$5,340,389
Less: allowances for doubtful accounts	(45,003)	(4,641)
Accounts receivable, net	$10,287,087	$5,335,748

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	December 31, 2020	March 31, 2020
Raw materials	$10,000,920	$12,499,301
Work-in-progress	1,229,410	1,541,716
Finished goods	7,983,440	8,592,755
Total inventory	$19,213,770	$22,633,772

NOTE 6 – ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	As of	As of
	December 31, 2020	March 31, 2020
Advance to suppliers	$4,171,819	$2,118,367
Less: allowances for doubtful accounts	(17,857)	(2,000)
Advance to suppliers, net	$4,153,962	$2,116,367

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

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

	December 31, 2020	March 31, 2020
Right-of-use assets	$1,168,795	$1,147,090

Operating lease liabilities - current	$316,068	$210,081
Operating lease liabilities - non-current	531,080	649,935
Total operating lease liabilities	$847,148	$860,016

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2020:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	2.4

Weighted average discount rate	4.06%

During the three months ended December 31, 2020 and 2019, the Company incurred total lease expenses of $534,674 and $494,335, respectively. During the nine months ended December 31, 2020 and 2019, the Company incurred total lease expenses of $1,582,015 and $1,440,070, respectively.

NOTE 7 – LEASES (Continued)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of December 31, 2020:

2021	$147,550
2022	556,007
2023	340,119
2024	186,854
Total lease payments	1,230,530
Less: imputed interest	(60,190)
Less: prepayments	(323,192)
Present value of lease liabilities	$847,148

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of	As of
	December 31, 2020	March 31, 2020
Land (1)	$1,831,192	$1,831,192
Property and buildings	432,562	432,562
Equipment and machinery (2)	8,132,731	7,630,255
Office and electric equipment	811,754	793,405
Automobiles	512,210	480,687
Leasehold improvements	2,766,569	2,765,610
Subtotal	14,487,018	13,933,711
Construction in progress (3)	194,752	194,752
Less: Accumulated depreciation and amortization (4)	(9,184,300)	(7,954,299)
Property and equipment, net	$5,497,470	$6,174,164

(1)	On August 7, 2019 and February 6, 2020, the Company, through Jerash Garments, purchased 12,340 square meters (approximately three acres) and 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan (the “Jordan Properties”), from third parties to construct a factory and a dormitory for the Company’s employees, respectively. The aggregate purchase price of the Jordan Properties was JOD1,177,301 (approximately US$1.7 million).

(2)	On June 18, 2019, the Company acquired all of the outstanding shares of Paramount, a contract manufacturer based in Amman, Jordan. As a result, Paramount became a subsidiary of Jerash Garments, and the Company assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of acquisition, so this transaction was accounted for as an asset acquisition. $980,000 was paid in cash to acquire all of the machinery and equipment from Paramount and the machinery and equipment were transferred to the Company.

(3)	The construction in progress account represents costs incurred for constructing a dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet in the Tafilah Governorate of Jordan. Construction was temporarily suspended due to the COVID-19 pandemic. The dormitory is expected to be completed and ready for use in fiscal 2022.

(4)

Depreciation and amortization expenses totaled $400,717 and $383,474 for the three months ended December 31, 2020 and 2019, respectively. Depreciation and amortization expenses totaled $1,230,002 and $1,108,252 for the nine months ended December 31, 2020 and 2019, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company had 500,000 shares of preferred stock authorized with a par value of $0.001 per share; none were issued and outstanding as of December 31, 2020 and March 31, 2020. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 11,325,000 shares of common stock outstanding as of December 31, 2020 and March 31, 2020.

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

Dividends

During the fiscal year ending March 31, 2021, on November 2, 2020, August 5, 2020, and May 15, 2020, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $566,250 were paid in full on November 23, 2020, August 24, 2020, and June 2, 2020, respectively.

During the fiscal year ended March 31, 2020, on February 5, 2020, November 4, 2019, July 29, 2019, and May 17, 2019, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $566,250 were paid in full on February 26, 2020, November 26, 2019, August 19, 2019, and June 5, 2019, respectively.

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

The fair value of these warrants was estimated as of the grant date using the Black-Scholes model with the major assumptions that the expected term is five years; risk-free interest rate is 1.8-2.8%; and the expected volatility is 50.3-52.2%. There were 264,410 warrants outstanding as of December 31, 2020 and March 31, 2020 with a weighted average exercise price of $6.35. All of the outstanding warrants were fully vested and exercisable as of December 31, 2020 and March 31, 2020.

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

On April 9, 2018, the Board of Directors approved the issuance of 989,500 nonqualified stock options under the Plan to 13 executive officers and employees of the Company in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years. The fair value of these options was estimated as of the grant date using the Black-Scholes model with the major assumptions that expected terms is five years; risk-free interest rate is 2.6%; and the expected volatility is 50.3%. All these outstanding options were fully vested and exercisable on issue date. 3,000 options were forfeited in November 2020.

NOTE 10 – STOCK-BASED COMPENSATION (Continued)

On August 3, 2018, the Board of Directors granted the Company’s then Chief Financial Officer and Head of U.S. Operations a total of 150,000 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $6.12 per share and a term of 10 years. The fair value of these options was estimated as of the grant date using the Black-Scholes model with the major assumption that expected term is 10 years; risk-free interest rate is 2.95%; and the expected volatility is 50.3%. All these outstanding options were fully vested. 50,000 options were forfeited in October 2020. 100,000 options were exercisable in August 2019.

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

The fair value of the options granted on November 27, 2019 was $126,454. It is estimated as of the grant date using the Black-Scholes model with the following assumptions:

Stock Options
November 27, 2019
Expected term (in years)	10.0
Risk-free interest rate (%)	1.77%
Expected volatility (%)	48.59%
Dividend yield (%)	3.08%

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2020	1,189,500	$6.87
Granted	-	-
Exercised	-	-
Forfeited	53,000	6.17
Stock options outstanding at December 31, 2020	1,136,500	$6.90

Total expense related to the stock options issued was $Nil and $Nil for the three months ended December 31, 2020 and 2019 respectively. Total expense related to the stock options issued was $42,151 and $193,955 for the nine months ended December 31, 2020 and 2019 respectively. As of December 31, 2020, all outstanding options were fully vested and exercisable.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions

Ford Glory International Limited (“FGIL”)	Affiliate, subsidiary of Ford Glory Holdings (“FGH”), which is 49% indirectly owned by the Company’s President, Chief Executive Officer, and Chairman, and a significant stockholder	Operating Lease

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, and Chairman, and a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Jiangmen V-Apparel Manufacturing Limited	Affiliate, subsidiary of FGH	Operating Lease

NOTE 11 – RELATED PARTY TRANSACTIONS (Continued)

a.	Related party lease and purchases agreement

On October 3, 2018, Treasure Success and FGIL entered into a lease agreement, pursuant to which Treasure Success leased its office space in Hong Kong from FGIL for a monthly rent in the amount of HKD119,540 (approximately $15,253) and for a one-year term with an option to extend the term for an additional year at the same rent. On October 3, 2019, Treasure Success exercised the option to extend the lease for an additional year at the same rent. On December 15, 2020, Treasure Success and FGIL renewed the lease agreement with the same term and lease amount.

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

On July 1, 2020, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a factory lease agreement, which was a replacement of a previous lease agreement between Treasure Success and Jiangmen V-Apparel Manufacturing Limited dated August 31, 2019, pursuant to which Treasure Success leases additional space for office and sample production purposes in Jiangmen, China from Jiangmen V-Apparel Manufacturing Limited for a monthly rent in the amount of CNY28,300 (approximately $4,000). The lease has one-year term and may be renewed with a one-month notice. If the lease is renewed, the rental amount will be reviewed by and negotiated between both parties according to the market rental rate annually.

b.	Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Yukwise’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. For the three months ended December 31, 2020 and 2019, total consulting fees under this agreement were $75,000 and $75,000, respectively. For the nine months ended December 31, 2020 and 2019, total consulting fees under this agreement were $205,000 and $225,000, respectively.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Multi-Glory’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. For the three months ended December 31, 2020 and 2019, total consulting fees under this agreement were $75,000 and $75,000, respectively. For the nine months ended December 31, 2020 and 2019, total consulting fees under this agreement were $205,000 and $225,000, respectively.

NOTE 12 – CREDIT FACILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an initial $8,000,000 import credit facility with Hong Kong and Shanghai Banking Corporation (“HSBC”) (the “2017 Facility Letter”), which was first amended pursuant to a letter agreement between HSBC, Treasure Success, and Jerash Garments dated June 19, 2018 (the “2018 Facility Letter”), further amended pursuant to a letter agreement dated August 12, 2019 (the “2019 Facility Letter”), and further amended pursuant to a letter agreement dated July 3, 2020 (the “2020 Facility Letter,” and together with the 2017 Facility Letter, 2018 Facility Letter, and 2019 Facility Letter, the “HSBC Facility”). The 2020 Facility Letter extends the term of the HSBC Facility indefinitely. Pursuant to the HSBC Facility, the Company has a total credit limit of $11,000,000.

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

As of December 31, 2020 and March 31, 2020, the Company had made $807,298 and $235 in withdrawals, under the HSBC Credit Facilities, which are due within 120 days of each borrowing date or upon demand by HSBC.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of December 31, 2020 and March 31, 2020, the Company had no outstanding amount, respectively, in import invoice financing under the SCBHK facility.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2020 and 2019. As of December 31, 2020, 1,453,910 warrants and stock options were issued, 53,000 options were forfeited and 1,400,910 warrants and stock options were outstanding. For the three and nine months ended December 31, 2020, 1,350,910 warrants and stock options were excluded from the EPS calculation as they contained anti-dilution provisions. For the three and nine months ended December 31, 2019, 107,200 warrants and stock options were excluded from the EPS calculation as they contained anti-dilution provisions.

	Three Months Ended December 31, (in $000s except share and per share information)		Nine Months Ended December 31, (in $000s except share and per share information)
	2020	2019	2020	2019
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$94	$2,073	$3,468	$7,215

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,325,000	11,325,000	11,325,000	11,325,000
Dilutive securities – unexercised warrants and options	7,552	125,707	5,950	152,344
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,332,552	11,450,707	11,330,950	11,477,344
Basic earnings per share	$0.01	$0.18	$0.31	$0.64

Diluted earnings per share	$0.01	$0.18	$0.31	$0.63

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended December 31, 2020 and 2019, outerwear accounted for approximately 89.7% and 73.4% of the Company’s total revenue, respectively. For the nine months ended December 31, 2020 and 2019, outerwear accounted for approximately 89.9% and 88.4% of the Company’s total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended December 31, 2020 and 2019, respectively.

	For the Three Months Ended December 31,
	2020	2019
United States	$15,459,814	$24,825,021
Jordan	1,645,232	621,687
China mainland and Hong Kong	3,558,879	-
Total	$20,663,925	$25,446,708

The following table summarizes sales by geographic areas for the nine months ended December 31, 2020 and 2019, respectively.

	For the Nine Months Ended December 31,
	2020	2019
United States	$56,452,326	$76,218,964
Jordan	5,073,429	2,202,774
Others	4,931,243	163,414
Total	$66,456,998	$78,585,152

99.9% of long-lived assets were located in Jordan as of December 31, 2020

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success, was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of December 31, 2020, Treasure Success had made capital contribution of HKD3 million ($385,000). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

NOTE 16 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash the First and Victory Apparel are subject to the regulations of the Income Tax Department in Jordan. The corporate income tax rate is 14% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing on the first day of production. This exemption had been extended for five years until December 31, 2018. Effective January 1, 2019, the Jordanian government reclassified the area where Jerash Garments and its subsidiaries are to a Development Zone. In accordance with the Development Zone law, Jerash Garments and its subsidiaries and VIE began paying corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. Effective January 1, 2020, this rate increased to 14% plus a 1% social contribution.

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

NOTE 17 – SUBSEQUENT EVENTS

On February 5, 2021, the Board of Directors approved the payments of a dividend of $0.05 per share, payable on February 23, 2021 to stockholders of record as of the close of business on February 16, 2021.

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

Impact of COVID-19 on our business

Collectability of receivables. We had accounts receivable of $10.3 million as of December 31, 2020, out of which $1.6 million had been received through February 8, 2021. There was no overdue account receivable as of December 31, 2020.

Inventory. We had inventory of $19.2 million as of December 31, 2020, substantially for orders scheduled to be shipped within fiscal 2021.

Investments. We acquired two pieces of land in fiscal 2020 for the construction of dormitory and production facilities. Due to the COVID-19 outbreak, management previously decided to hold off the construction to wait for a clearer picture on customer demand. As customer orders recovered to a satisfactory level, management has decided to resume the preparation work for the dormitory construction, which is expected to be completed and ready for use in fiscal 2022. Management is still reviewing the construction plan for the production facilities.

Revenue. For the quarter ended December 31, 2020, our sales were $20.7 million, which amounted to about 81% of that of the same period in fiscal 2020. This quarterly percentage was lower than the year to date average of 85% up to December 31, 2020. We are continuing to proactively communicate with our existing customers to reconfirm their orders and shipment schedules for the fourth quarter of fiscal 2021. We also managed to start business with some new customers. However, the above is subject to the progress of reopening of economies in the U.S. and the EU that would have significant impact on both order fulfilment and delivery schedules.

Liquidity/Going Concern. As of December 31, 2020, we had approximately $25.6 million of cash and cash equivalent and net current assets of approximately $64.5 million with a current ratio of 4.5 to 1. In addition, we had banking facilities with aggregate limits of $26 million with approximately $807,000 outstanding as of December 31, 2020. Given the above, we believe that we will have sufficient financial resources to maintain as a going concern in fiscal 2021.

Capital Expenditures. Management previously decided to put on hold the construction projects to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the outbreak. As customer orders recovered to a satisfactory level, management has decided to restart the preparation work for the construction of the dormitory.

Results of Operations

Three months ended December 31, 2020 and December 31, 2019

The following table summarizes the results of our operations during the three-month periods ended December 31, 2020 and 2019, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$20,664	100%	$25,447	100%	$(4,783)	(19)%
Cost of goods sold	18,253	88%	20,533	81%	(2,280)	(11)%
Gross profit	2,411	12%	4,914	19%	(2,503)	(51)%

Selling, general and administrative expenses	2,363	11%	2,591	10%	(228)	(9)%
Stock-based compensation expenses	-	0%	-	0%	-	0%
Other income, net	66	0%	6	0%	60	1,000%
Net income before taxation	$114	1%	$2,329	9%	$(2,215)	(95)%
Taxation	20	0%	256	1%	(236)	(92)%
Net income	$94	1%	$2,073	8%	$(1,979)	(95)%

Revenue. Revenue decreased by approximately $4.8 million, or 19%, to $20.7 million, for the three months ended December 31, 2020, from approximately $25.4 million for the same period in fiscal 2020. The decrease was mainly due to a decrease in export sales to one of our major customers in the U.S.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended December 31, 2020 and 2019.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$6,506	31%	$16,839	66%
New Balance	3,820	18%	509	2%
Dynamic Design Enterprise, Inc.	3,288	16%	6,064	24%
Jiangsu Guotai Huasheng Industrial Co (HK)., Ltd	2,982	14%	-	0%
G-III	1,122	5%	1,064	4%
ARK	889	4%	107	1%
Others	2,057	12%	864	3%
Total	$20,664	100%	$25,447	100%

(1)	A large portion of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$15,460	75%	$24,825	98%	$(9,365)	(38)%
Jordan	1,645	8%	622	2%	1,023	164%
China mainland and Hong Kong	3,559	17%	-	0%	3,559	-%
Total	$20,664	100%	$25,447	100%	$(4,783)	(19)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement allowed us to expand our garment export business in the U.S.

The decrease of approximately 38% in sales to the U.S. during the three months ended December 31, 2020 was mainly attributable to a decrease in shipment to one of our major customers in the U.S.

During the three months ended December 31, 2020, aggregate sales to Jordan and other locations, such as Hong Kong and China, increased over seven times from approximately $622,000 to $5.2 million from the same period last year as our factories took up more local orders and orders to other destinations to diversify our customer portfolio. We continued selling personal protective equipment to Jordanian local customers and such sales did not represent a significant percentage of our total sales.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $2.3 million, or 11%, to approximately $18.2 million for the three months ended December 31, 2020, compared to approximately $20.5 million for the same period in fiscal 2020. As a percentage of revenue, the cost of goods sold increased by approximately 7% points to 88% for the three months ended December 31, 2020, compared to 81% for the same period in fiscal 2020. The increase in cost of goods sold as a percentage of revenue was primarily attributable to the decrease in shipments to the U.S. which typically have a higher margin. For the three months ended December 31, 2020, we purchased 20% and 11% of our raw materials and garments from two major suppliers, Dynamic Design Enterprises, Inc. and Agencia Commercial Wai Yuen (“Wai Yuen”), respectively. For the three months ended December 31, 2019, we purchased 48% of our raw materials from one major supplier, Dynamic Resources Ent. Ltd. We have been actively seeking cooperation with various suppliers to diversify our supplier chain and to control the cost of raw materials.

Gross profit margin. Gross profit margin was approximately 12% for the three months ended December 31, 2020, which decreased by 7% points from 19% for the same period in fiscal 2020. The decrease in gross profit margin was primarily driven by the higher proportion of sales in Jordan and destinations other than the U.S., which typically have a lower profit margin.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased by approximately 9% from approximately $2.6 million for the three months ended December 31, 2019, to approximately $2.4 million for the three months ended December 31, 2020. The decrease was primarily attributable to a decrease in travelling and recruitment expenses in relation to foreign workers.

Other income, net. Other income, net was approximately $66,000 for the three months ended December 31, 2020, as compared to approximately $6,000 for the same period in fiscal 2020. The increase in income was primarily due to a return from short-term investments that were realized by the end of the quarter.

Taxation. Income tax expense for the three months ended December 31, 2020 was approximately $20,000 compared to income tax expense of approximately $256,000 for the same period in fiscal 2020. The increase in the effective tax rate mainly resulted from a 4% point increase in the local tax rate to 14% plus a 1% social contribution. In addition, due to the higher operating loss in Jerash Holdings during the three months ended December 31, 2020, which lowered the consolidated net income before taxation, the effective tax rate was up to 17.5% for the three months ended December 31, 2020, compared to 11.0% for the three months ended December 31, 2019.

Net income. Net income for the three months ended December 31, 2020 was approximately $94,000 compared to net income of approximately $2.1 million for the same period in fiscal 2020. The decrease was mainly attributable to the decrease in sales to one of our major customers in the U.S. in the quarter and higher proportion of lower gross margin sales to Jordan and other destinations other than U.S.

Nine months ended December 31, 2020 and December 31, 2019

The following table summarizes the results of our operations during the nine-month periods ended December 31, 2020 and 2019, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2020		Nine Months Ended December 31, 2019		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$66,457	100%	$78,585	100%	$(12,128)	(15)%
Cost of goods sold	55,112	83%	61,856	79%	(6,744)	(11)%
Gross profit	11,345	17%	16,729	21%	(5,384)	(32)%

Selling, general and administrative expenses	7,067	11%	8,134	10%	(1,067)	(13)%
Stock-based compensation expenses	42	0%	194	0%	(152)	(78)%
Other income (expense), net	126	0%	(4)	0%	130	3,250%
Net income before taxation	$4,362	6%	$8,397	11%	$(4,035)	(48)%
Taxation	894	1%	1,186	2%	(292)	(25)%
Net income	$3,468	5%	$7,211	9%	$(3,743)	(52)%

Revenue. Revenue decreased by approximately $12.1 million, or 15%, to $66.5 million, for the nine months ended December 31, 2020, from approximately $78.6 million for the same period in fiscal 2020. The decrease was mainly because of a decrease in shipments to one of our major customers in the U.S.

The following table outlines the dollar amount and percentage of total sales to our customers for the nine months ended December 31, 2020 and 2019.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2020		Nine Months Ended December 31, 2019
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$41,124	62%	$65,151	83%
New Balance	6,592	10%	1,445	2%
Dynamic Design Enterprise, Inc.	3,529	5%	6,703	9%
Jiangsu Guotai Huasheng Industrial Co (HK)., Ltd	2,982	4%	-	-%
G-III	2,400	4%	1,211	1%
ARK Garments	2,379	4%	1,153	1%
Onset Time Limited	1,672	3%	-	-%
Others	5,779	8%	2,922	4%
Total	$66,457	100%	$78,585	100%

(1)	Most of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2020		Nine Months Ended December 31, 2019		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$56,452	85%	$76,219	97%	$(19,767)	(26)%
Jordan	5,074	8%	2,203	3%	2,871	130%
Others	4,931	7%	163	0%	4,768	2,925%
Total	$66,457	100%	$78,585	100%	$(12,128)	(15)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement allowed us to expand our garment export business in the U.S.

The decrease of approximately 26% in sales to the U.S. during the nine months ended December 31, 2020 was mainly attributable to a decrease in shipments to one of our major customers in the U.S. in the period.

During the nine months ended December 31, 2020, sales to Jordan and other locations, such as Hong Kong and China, increased by 130% and 29 times, respectively, as our factories took up more local orders and sales to other destinations to stay flexible in our production plans. We continued selling personal protective equipment to Jordanian local customers and such sales did not represent a significant percentage of our total sales.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $6.7 million, or 11%, to approximately $55.1 million for the nine months ended December 31, 2020, compared to approximately $61.9 million for the same period in fiscal 2020. As a percentage of revenue, the cost of goods sold increased by approximately 4% points to 83% for the nine months ended December 31, 2020, compared to 79% for the same period in fiscal 2020. The increase in cost of goods sold as a percentage of revenue was primarily attributable to the lower proportion of sales to U.S. customers which typically provide higher profit margins. For the nine months ended December 31, 2020, we purchased 14% and 11% of our raw materials and garments from two major suppliers, Dynamic Design Enterprises, Inc. and Wai Yuen, respectively. For the nine months ended December 31, 2019, we purchased approximately 23% and 17% of our raw materials from two major suppliers, Dynamic Resources Ent. Ltd and Duck San Enterprise Co., Ltd, respectively. We have been actively seeking cooperation with various suppliers to diversify our supplier chain and to control the cost of raw materials.

Gross profit margin. Gross profit margin was approximately 17% for the nine months ended December 31, 2020, which decreased by 4% points from 21% for the same period in fiscal 2020. The decrease in gross profit margin was primarily driven by the higher proportion of local orders and shipments to non-U.S. customers which on average provide a lower profit margin.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased by approximately 13% from approximately $8.1 million for the nine months ended December 31, 2019, to approximately $7.1 million for the nine months ended December 31, 2020. The decrease was primarily due to a decrease in travelling and recruitment expenses in relation to foreign workers and a decrease in payrolls in response to the pandemic.

Stock-based compensation expenses. Stock-based compensation expenses decreased by approximately 78%, or $152,000, to approximately $42,000 from $194,000 in the same period in fiscal 2020. The stock-based compensation expenses in fiscal 2021 were related to stock options issued to an employee.

Other income (expense), net. Other income, net was approximately $126,000 for the nine months ended December 31, 2020, as compared to other expense, net of approximately $4,000 for the same period in fiscal 2020. The increase in net other income was primarily due to returns from short-term investments which were realized by December 31, 2020.

Taxation. Income tax expense for the nine months ended December 31, 2020, was approximately $894,000 compared to income tax expense of approximately $1.2 million for the same period in fiscal 2020. The increase in the effective tax rate mainly resulted from a 4% point increase in the local tax rate to 14% plus a 1% social contribution. In addition, due to the higher operating loss in Jerash Holdings during the nine months ended December 31, 2020, which lowered the consolidated net income before taxation, the effective tax rate was up to 20.5% for the nine months ended December 31, 2020, compared to 14.1% for the nine months ended December 31, 2019.

Net income. Net income for the nine months ended December 31, 2020, was approximately $3.5 million compared to net income of approximately $7.2 million for the same period in fiscal 2020. The decrease was mainly attributable to a decrease in sales to one of our major customers in the U.S. and higher proportion of lower gross margin sales to Jordan and other destinations other than U.S.

Liquidity and Capital Resources

We are a holding company incorporated in the U.S. As a holding company, we rely on dividends and other distributions on equity from our Jordanian subsidiaries to satisfy our liquidity requirements. Current Jordanian regulations permit our Jordanian subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. We have relied on direct payments of expenses by our subsidiaries to meet our obligations to date. To the extent payments are due in US$, we have occasionally paid such amounts in JOD to an entity controlled by our management capable of paying such amounts in US$. Such transactions have been made at prevailing exchange rates and have resulted in immaterial losses or gains on currency exchange.

As of December 31, 2020, we had cash of approximately $25.6 million and restricted cash of approximately $3.6 million compared to cash of approximately $26.1 million and restricted cash of approximately $786,000 at March 31, 2020. The increase in total cash was mainly a result of cash generated in the nine-month period from operation and an increase in credit facilities of approximately $807,000.

Our current assets as of December 31, 2020 were approximately $64.5 million and our current liabilities were approximately $14.2 million, which resulted in a ratio of approximately 4.5 to 1. As of March 31, 2020, our current assets were approximately $59.0 million and our current liabilities were $10.9 million, resulting in a ratio of 5.4 to 1.

The primary driver in the increase in current assets was an increase in accounts receivable of approximately $5.0 million as more finished goods were shipped in December 2020 with credit period of typically 60 to 90 days, and an increase in advance to suppliers of approximately $2.0 million mainly due to raw material shipment changes in relation to adjustments in customer orders.

The primary driver in the increase in current liabilities was an increase in accounts payable of approximately $1.5 million due to increase in inventory, and an increase of approximately $807,000 of credit facilities for letters of credit issued to suppliers.

Total equity as of December 31, 2020 was approximately $56.6 million compared to $54.8 million as of March 31, 2020.

We had net working capital of $50.3 million and $48.1 million as of December 31, 2020, and March 31, 2020, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date of this Quarterly Report.

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

The HSBC Facility currently provides us with various credit facilities for importing and settling payment for goods purchased from our suppliers. The available credit facilities as described in greater detail below includes an import facility, import facilities with loan against import, trust receipts, clean import loan, and advances to us against purchase orders. HSBC charges an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to the release of goods immediately on our documentary credit. LIBOR was 0.19% and HIBOR was 0.24% at February 8, 2021. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000, and iii) 0.0625% for balance in excess of $100,000 and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to trust receipts whereby HSBC has title to the goods or merchandise released immediately to us. HSBC has approved certain of our suppliers that are eligible to use clean import loans. HSBC charges a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000, and iii) 0.0625% for balance in excess of $100,000 and an interest of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to clean import loans or release of the goods or merchandise based on evidence of delivery or invoice. HSBC will advance up to 70% of the purchase order value in our favor. HSBC charges a handling fee of 0.25% and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to advances. Previously, the HSBC Facility was secured by collateral provided by us, Jerash Garments, Treasure Success, and the personal guarantees of Mr. Choi Lin Hung, our Chief Executive Officer, and Mr. Ng Tsze Lun, one of our significant stockholders. The personal guarantees were released by HSBC in August 2019. Jerash Garments is also required to maintain an account at HSBC for receiving payments from VF Sourcing Asia S.A.R.L. and its related companies.

As of December 31, 2020, approximately $807,000 was outstanding under the HSBC Facility. Borrowings under the HSBC Facility are due upon demand by HSBC or within 120 days of each borrowing date.

HSBC Factoring Agreement

On June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting/Factoring Agreement, and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to our accounts receivable. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter - Invoice Discounting/Factoring Agreement with HSBC (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement”), which amended the 2017 Factoring Agreement. The HSBC Factoring Agreement was effective through May 1, 2019. We anticipate amending the HSBC Factoring Agreement to extend the term of the facility with substantially similar terms and that we will continue to be able to use the borrowings under the HSBC Factoring Agreement through any negotiation period. Under the current terms of the HSBC Factoring Agreement, we may borrow up to $12,000,000. In exchange for advances on eligible invoices from HSBC for our approved customers, HSBC charges a fee to advance such payments at a discounting charge of 1.5% per annum over 2-month LIBOR or HIBOR, as applicable. Such fee accrues on a daily basis on the amount of funds in use. HSBC has final determination of the percentage amount available for prepayment from each of our approved customers. We may not prepay an amount from a customer in excess of 85% of the funds available for borrowing. As of December 31, 2020, there were no outstanding amounts under the HSBC Factoring Agreement. HSBC also provides credit protection and debt services related to each of our preapproved customers. For any approved debts or collections assigned to HSBC, HSBC charges a flat fee of 0.35% on the face value of the invoice for such debt or collection. We may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. We may receive advances on invoices that are due within 30 days of the delivery of our goods, defined as the maximum invoicing period. The advances made by HSBC were secured by collateral provided by us, Jerash Garments, and Treasure Success, and the personal guarantees of Mr. Choi and Mr. Ng. If we fail to pay any sum due to HSBC, HSBC may charge a default interest at the rate of 8.5% per annum over the best lending rate quoted by HSBC on such defaulted amount. In addition, to secure the Factoring Agreement, we had granted HSBC a charge of $3,000,000 over our deposits. Following the effectiveness of the 2018 Factoring Agreement, the security collateral of $3,000,000 was released as of January 22, 2019. HSBC released the personal guarantees of Mr. Choi and Mr. Ng in August 2019. The HSBC Factoring Agreement is subject to the review by HSBC at any time and HSBC has discretion on whether to renew the HSBC Factoring Agreement. Either party may terminate the agreement subject to a 30-day notice period.

SCBHK Facility Letter

Pursuant to the Standard Chartered Hong Kong (“SCBHK”) facility letter dated June 15, 2018, and issued to Treasure Success by SCBHK, on January 31, 2019, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. Borrowings under the SCBHK facility are due within 90 days of each invoice or financing date. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. As of December 31, 2020, there were no outstanding amounts under the SCBHK facility.

Nine months ended December 31, 2020 and 2019

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine months ended December 31,
	2020	2019
Net cash provided by operating activities	$3,705	$5,980
Net cash used in investing activities	(519)	(3,752)
Net cash used in financing activities	(892)	(2,307)
Effect of exchange rate changes on cash	17	14
Net increase (decrease) in cash	2,311	(65)
Cash, beginning of nine-month period	26,917	27,834
Cash, end of nine-month period	$29,228	$27,769

Operating Activities

Net cash provided by operating activities was approximately $3.7 million for the nine months ended December 31, 2020, compared to cash provided by operating activities of approximately $6.0 million for the same period in fiscal 2020. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $3.4 million in the nine months ended December 31, 2020 compared to a decrease of $6.9 million in the same period in fiscal 2020;

●	an increase in accounts receivable of $5.0 million in the nine months ended December 31, 2020 compared to an increase of $6.0 million in the same period in fiscal 2020;

●	an increase in income tax payable of approximately $544,000 in the nine months ended December 31, 2020 compared to a decrease of $298,000 in the same period in fiscal 2020;

●	an increase in advance to suppliers of $2.0 million in the nine months ended December 31, 2020 compared to an increase of $4.5 million in the same period in fiscal 2020; and

●	a decrease in net income to $3.5 million in the nine months ended December 31, 2020 from net income of $7.2 million in the same period in fiscal 2020.

Investing Activities

Net cash used in investing activities was approximately $519,000 for the nine months ended December 31, 2020, compared to approximately $3.8 million in the same period in fiscal 2020. The net cash used in investing activities in the nine-month period ended December 31, 2020, was mainly used in acquisition of plant and machineries.

Financing Activities

Net cash used in financing activities was approximately $892,000 for the nine months ended December 31, 2020, for dividend payments of approximately $1.7 million with proceeds of short-term loans of approximately $807,000 in the nine-month period. There was a net cash outflow of $2.3 million in the same period in fiscal 2020 resulting from dividend payments and net repayment of short-term loans.

Statutory Reserves

In accordance with the Corporate Laws in Jordan, our subsidiaries and variable interest entity (“VIE”) in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. In addition, PRC companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to us and can be used to make up cumulative prior year losses. As our subsidiaries and VIE had already reserved the maximum required by law, they did not reserve any additional amounts during the nine months ended December 31, 2020 and 2019.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2020 and 2019.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of December 31,
	2020	2019
Statutory Reserves	$213	$213
Total Restricted Net Assets	$213	$213
Consolidated Net Assets	$56,580	$55,973
Restricted Net Assets as Percentage of Consolidated Net Assets	0.38%	0.38%

Total restricted net assets accounted for approximately 0.38% of our consolidated net assets as of December 31, 2020. As discussed above, our subsidiaries and VIE in Jordan are required to reserve 10% of net profits until the reserve is equal to 100% of the subsidiary’s share capital. Our subsidiaries and VIE have already reserved the maximum amount required. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $553,000 and $3.8 million for the nine months ended December 31, 2020 and 2019, respectively, including investment related to the Paramount acquisition in fiscal 2020. Additions in plant and machinery amounted to approximately $502,000 for the nine months ended December 31, 2020, while additions in land amounted to approximately $1.3 million and additions in plant and machinery amounted to approximately $1.6 million for the nine months ended December 31, 2019. Additions to leasehold improvements amounted to approximately $1,000 and $0.9 million for the nine months ended December 31, 2020 and 2019 respectively.

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

Due to the ongoing COVID-19 outbreak, management previously decided to put on hold the construction project to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the outbreak. As the COVID-19 outbreak seems to be gradually under control in Jordan, management has decided to restart the preparation work for the construction of the dormitory. Management is still reviewing the construction plan for the production facilities. We expect to pay approximately $6 million in capital expenditures to build the dormitory.

We project that there will be an aggregate of approximately $4 million of capital expenditures in both the fiscal years ending March 31, 2021 and 2022 for further enhancement of business and production capacity to meet expected future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of December 31, 2020, concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1	Renewed Lease Agreement dated December 15, 2020, by and between Ford Glory International Limited and Treasure Success International Limited	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	XBRL Instance Document				Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Linkbase				Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase				Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase				Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 10, 2021	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)

