Form 10-K
period 2021-03-31
Jerash Holdings (US), Inc.
filed 2021-06-23
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the September 30, 2020 closing price reported by Nasdaq, was approximately $13,562,115.36.

The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding on June 22, 2021 was 11,334,318.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

Item 1. Business.

Overview

Jerash Holdings (US), Inc. (“Jerash Holdings”), through its wholly owned operating subsidiaries and variable interest entity (“VIE”) (together the “Group,” “we,” “us,” or “our”), is principally engaged in the manufacturing and exporting of customized, ready-made sport and outerwear from knitted fabric and personal protective equipment (“PPE”) produced in its facilities in the Hashemite Kingdom of Jordan (“Jordan”). Our website address is http://www.jerashholdings.com. Information available on our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

We are a manufacturer for many well-known brands and retailers, such as Walmart, Costco, New Balance, G-III (which owns brands such as Calvin Klein, Tommy Hilfiger, DKNY, and Guess), American Eagle, and VF Corporation (which owns brands such as The North Face, Timberland, and JanSport). Our production facilities comprise four factory units, one workshop, and four warehouses and we currently employ approximately 4,300 people. The total annual capacity at our facilities is approximately 12.0 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets, and excluding PPE).

Organizational Structure

Jerash Holdings is a holding company organized in Delaware in January 2016. As of the date of this annual report, Jerash Holdings has the following wholly owned subsidiaries: (i) Jerash Garments and Fashions Manufacturing Co., Ltd. (“Jerash Garments”), an entity formed under the laws of Jordan, (ii) Treasure Success International Limited (“Treasure Success”), an entity formed under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong” or “HK”), (iii) Chinese Garments and Fashions Manufacturing Co., Ltd. (“Chinese Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (iv) Jerash for Industrial Embroidery Co., Ltd. (“Jerash Embroidery”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (v) Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (vi) Jiangmen Treasure Success Business Consultancy Co., Ltd. (“Jiangmen Treasure Success”), an entity incorporated under the laws of the People’s Republic of China (“China” or the “PRC”) and a wholly owned subsidiary of Treasure Success, (vii) Jerash The First Medical Supplies Manufacturing Company Limited (“Jerash The First”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, and (viii) Jerash Supplies, LLC (“Jerash Supplies”), an entity formed under the laws of the State of Delaware.

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

This chart reflects our organizational structure as of March 31, 2021:

Jerash Garments was established in Jordan on November 26, 2000 and operates out of our factory unit in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan. Jerash Garments’ principal activities are to house management offices and to operate production lines and printing, sewing, ironing, packing, and quality control units, as well as house our trims and finished products warehouses. We also operate our workshop in Al-Hasa County (as discussed below) under Jerash Garments.

Chinese Garments was established in Jordan on June 13, 2013 and operates out of our factory unit in Al Tajamouat Industrial City. Chinese Garments’ principal activities are to house administration, human resources, finance and management offices and to operate additional production lines and sewing, ironing, and packing units, as well as house our trims warehouse.

Jerash Embroidery was established in Jordan on March 11, 2013 and operates out of our factory unit in Al Tajamouat Industrial City. Jerash Embroidery’s principal activities are to perform the cutting and embroidery for our products.

Paramount was incorporated in Jordan on October 24, 2004 and operates out of our factory unit in Al Tajamouat Industrial City. Paramount’s principal activities are to manufacture garments per customer orders.

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

Jerash The First was incorporated in Jordan on July 6, 2020 and operate out of our workshop in Al-Hasa County. Jerash The First’s principal activities are to manufacture PPE products.

Jerash Supplies was formed in Delaware on November 20, 2020. Jerash Supplies is engaged in the trading of PPE products.

Products

As a garment manufacturing group, we specialize in manufacturing sport and outerwear. Our sport and outerwear product offering consists of jackets, polo shirts, t-shirts, pants, and shorts. Our primary product offering is jackets, and in the fiscal years ended March 31, 2021 and 2020, approximately 25% and 50%, respectively, of our total shipped pieces were jackets.

In response to high demand for PPE due to the COVID-19 pandemic, we started manufacturing PPE in 2020. Our PPE product offering consists of branded (washable) and disposable face masks, medical scrubs, protective coveralls, and surgical gowns. In order to advance our PPE market development efforts, we incorporated a new entity, Jerash The First, which received temporary permission from Jordan’s Food and Drug Administration to manufacture and export non-surgical PPE. Our production facility for PPE needs to meet certain structural requirements before we can receive a permanent permission and we are still planning the production facility. In September, 2020, we successfully registered as a medical device manufacturing facility with the U.S. Food and Drug Administration for the sale and export of our PPE products to the United States. We also received an ISO 13485 designation covering the manufacturing, packing, and selling of medical supplies. PPE contributed 1% of our total revenue in the fiscal year ended March 31, 2021.

Manufacturing and Production

Our production facilities are located in Al Tajamouat Industrial City and in Al-Hasa County in the Tafilah Governorate of Jordan.

Our production facilities in Al Tajamouat Industrial City comprise four factory units and four warehouses. Effective as of January 1, 2019, the government of the Hashemite Kingdom of Jordan converted Al Tajamouat Industrial City into a Development Zone. Following this change, we continued to operate under benefits similar to the Qualifying Industrial Zone designation, but were subject to 10% corporation income tax plus a 1% social contribution. On January 1, 2020, the corporation income tax increased to 14%. Effective on January 1, 2021, we have been subject to 16% corporate income tax plus a 1% social contribution. Currently, the first factory unit, which we own, employs approximately 1,500 people. Its primary functions are to house our management offices, as well as production lines, trims warehouse, and printing, sewing, ironing, and packaging units. The second factory unit, which we lease, employs approximately 1,300 people. Its primary functions are to house our administrative and human resources personnel, merchandising and accounting departments, embroidery, printing, additional production lines, trims and finished products warehouses, and sewing, ironing, packing and quality control units. The third factory unit, which we lease, employs approximately 200 people. Its primary functions are to perform the cutting for our products. The fourth factory unit (under Paramount), which we lease, currently employs approximately 1,000 people. Its primary functions are to house additional production lines.

Our production facility in Al-Hasa County in the Tafilah Governorate of Jordan comprises a workshop. The workshop currently employs approximately 300 people and its primary functions are to manufacture garment products per customer orders. We commenced the construction of this workshop in 2018, and it was completed and started operation in November 2019. This is a joint project with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. According to our agreement with these government agencies, we will be using this workshop without paying rent until December 2022, after which we anticipate entering into a lease agreement for the workshop with the Jordanian Ministry of Labor for market rent. Provided that we satisfy certain employment requirements over certain time periods, we do not anticipate incurring any significant costs for this project. In the event we breach our agreement with these government agencies, we will have to pay such agencies 250,000 Jordanian Dinar (“JOD”) or approximately $353,000. See “Item 2. Properties” below for more information regarding this workshop.

In 2015, we commenced a project to build a 4,800 square foot workshop in the Tafilah Governorate of Jordan, which was previously intended to be used as a sewing workshop for Jerash Garments, but which we now intend to use as a dormitory. Construction has been temporarily suspended since March 2020 due to the COVID-19 pandemic. This dormitory is expected to be operational in fiscal 2022 to house management and supervisory staff for our production facility in Al-Hasa County. This project is expected to cost approximately $200,000 upon completion.

In April 2021, we commenced a construction on a 189,000 square-foot housing facility for our multi-national workforce, situated on a 49,000 square-foot site owned by us, in Al Tajamouat Industrial City. We anticipate the completion and occupancy of the new building by mid-2022. To meet increasing demand, we are also completing plans to construct an additional project on a nearby separate 133,000 square-foot parcel that we purchased in 2019 for $1.2 million, with 2/3 of the land allocated for our fifth manufacturing plant and 1/3 for housing. We anticipate starting the construction later this year.

Total annual capacity at our existing facilities is approximately 12.0 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets, and excluding PPE). Our production flow begins in the cutting department of our factory unit. Then the product is sent to the embroidery department for embroidery if applicable. From there, the product moves to be processed by the sewing unit, finishing department, quality control, and finally the ironing and packing units.

We do not have long term supply contracts or arrangements with our suppliers. Most of our ultimate suppliers for raw materials, such as fabric, zippers, and labels, are designated by customers and we purchase such materials on a purchase order basis.

Employees

As of March 31, 2021, we had an aggregate of approximately 4,350 employees located in Jordan, Hong Kong, the People’s Republic of China, and the United States of America, all of which are full-time employees.

Customers

The following table outlines the dollar amount and percentage of total sales to our customers for the fiscal years ended March 31, 2021 (“fiscal 2021”), and March 31, 2020 (“fiscal 2020”).

	Fiscal Year 2021		Fiscal Year 2020
	Sales		Sales
	(USD, in thousands)%		(USD, in thousands)%
VF Corporation(1)	$55,994	62.1%	$71,817	77.2%
New Balance	11,050	12.3%	3,065	3.3%
Dynamic	6,347	7.0%	9,995	10.7%
Jiangsu Guotai Huasheng Industrial	2,982	3.3%	-	-%
ARK Garments	2,896	3.2%	1,153	1.2%
G-III	2,875	3.2%	1,460	1.6%
Onset Time Limited	1,672	1.9%	-	-%
United Creations LLC	1,665	1.8%	1,129	1.2%
Dick’s Sporting Goods	1,093	1.2%	2,148	2.3%
Others	3,639	4.0%	2,257	2.5%
Total	$90,213	100.0%	$93,024	100.0%

(1)	Most of our products are sold under The North Face brand which is owned by VF Corporation.

In fiscal 2021 and fiscal 2020, we depended on a few key customers for our sales, and most of our sales in fiscal 2021 and 2020 were to one customer, VF Corporation.

We started producing garments for VF Corporation in 2012. Most of the products we manufacture are sold under The North Face Brand which is owned by VF Corporation. Currently, we manufacture primarily outerwear for The North Face. Approximately 62% and 77% of our sales in fiscal 2021 and 2020 were derived from the sale of manufactured products to VF Corporation, respectively. We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes that we and our customers have agreed upon for their purchase of the relevant manufactured garments. It is through the sample development and approval processes that we and VF Corporation and our other customers agree on the purchase and manufacture of the garments. For fiscal 2021, VF Corporate issued approximately 5,400 purchase orders to us in amounts ranging from approximately $8 to $596,000. For fiscal 2020, VF Corporation issued approximately 7,400 purchase orders to us in amounts ranging from approximately $7 to $380,000.

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

In December 2019, “COVID-19” was first identified in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. On March 17, 2020, Jordan announced a shutdown of non-essential activities as part of its proactive national efforts to limit the spread of COVID-19 and we suspended the operations of our facilities in Jordan as a result on March 18, 2020. On March 26, 2020, the International Monetary Fund announced that its executive board approved a 48-month arrangement under the Extended Fund Facility with Jordan for an amount of approximately $1.3 billion to support the country’s economic and financial reform program. The arrangement also provided for spending to contain and treat COVID-19. On April 28, 2020, the World Bank approved a $20 million project to help Jordan face the health impacts of the COVID-19 pandemic. On April 4, 2020, we resumed operations of our main production facilities in Al Tajamount Industrial City under the condition that only migrant workers, living in dormitories in Al Tajamouat Industrial City, are allowed to go to work in our factories under strict hygienic precautionary measures pursuant to an approval from the Jordanian Government dated April 1, 2020. Our Al-Hasa workshop was also allowed to restart operation on April 26, 2020. Eventually, local employees were allowed to resume work on June 1, 2020.

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

Income Tax Incentives

Effective January 1, 2019, Jordan’s government converted the geographical area where Jerash Garments and its subsidiaries and VIE are located from a Free Zone to a Development Zone. Development Zones are industrial parks that house manufacturing operations in Jordan. In accordance with Development Zone law, Jerash Garments and its subsidiaries and VIE began paying corporate income tax in Jordan at a rate of 10% plus 1% social contribution. Effective January 1, 2020, this rate increased to 14% plus 1% social contribution, and effective January 1, 2021, this rate further increased to 16% plus 1% social contribution. For more information, see “Note 2—Summary of Significant Accounting Policies—Income Taxes.”

In addition, Jerash Garments and its subsidiaries and VIE are subject to local sales tax of 16%. However, Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption was extended to February 5, 2022.

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

Risks Related to Our Business and Our Industry

We rely on one key customer for most of our revenue. We cannot assure you that this customer or any other customer will continue to buy our products in the same volumes or on the same terms.

Our sales to VF Corporation (which owns brands such as The North Face, Timberland, and JanSport), directly and indirectly, accounted for approximately 62% and 77% of our total sales in fiscal 2021 and fiscal 2020, respectively. From an accounting perspective, we are considered the principle in our arrangement with VF Corporation. We bear the inventory risk before the specified goods are transferred to a customer, and we have the right to determine the price and to change our product during the sample development process with customers in which we determine factors including material usage and manufacturing costs before confirming orders. Therefore, we present the sales and related manufacturing activities on a gross basis.

We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes. It is through these sample development and approval processes that we and VF Corporation agree on the purchase and manufacture of the garments in question. From April 1, 2020 to March 31, 2021, VF Corporation issued approximately 5,400 purchase orders to us in amounts ranging from approximately $8 to $596,000.

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

Most of our products are sold under The North Face brand, which is owned by VF Corporation. Any adverse change in our relationship with VF Corporation would have a material adverse effect on our results of operations. In addition, our sales of those products could be materially and adversely affected if either VF Corporation’s or The North Face brand’s images, reputations, or popularity were to be negatively impacted.

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

Our financial condition, results of operations, and cash flows have been adversely affected by the COVID-19 pandemic.

In December 2019, COVID-19 was first identified in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. The outbreak has reached more than 160 countries, including Jordan and the United States, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. On March 17, 2020, the country of Jordan announced a shutdown of non-essential activities as part of its proactive national efforts to limit the spread of COVID-19. On April 4, 2020, we resumed operations of our main production facilities in Al Tajamouat Industrial City under the condition that only migrant workers, living in dormitories in Al Tajamouat Industrial City, were allowed to go to work in the factories under strict hygienic precautionary measures, pursuant to an approval from the Jordanian government dated April 1, 2020. Our Al-Hasa workshop was also allowed to restart operation on April 26, 2020. Eventually, local employees were also allowed to resume work starting June 1, 2020.

Owing to the national shutdown in Jordan between March 18 and March 31, 2020, the shipment of approximately $1.6 million of our orders which were scheduled to be shipped by March 31, 2020, the end of fiscal 2020, was postponed. We shipped these orders in the first quarter of fiscal 2021. There was also loss of productivity in the shutdown period which negatively impacted our first quarter and full year profitability. There was a decrease of sales of approximately 3% in fiscal 2021 comparing to fiscal 2020 due to the loss in productivity in the gradual resumption of production in early April 2020 and the change in customer mix due to lower demand from U.S. customers in fiscal 2021. Our gross profit margin was also down by approximately 1% point from 19% to 18% due to more limitation on overtime work, higher expenses on hygienic precautions, and higher proportion of local orders that typically have a lower profit margin.

The COVID-19 pandemic may also materially adversely affect our business operations and condition and operating results for fiscal 2022, including but not limited to material negative impact on our total revenue, slower collection of accounts receivables, and additional allowance for doubtful accounts. Because of the significant uncertainties surrounding the COVID-19 pandemic, we cannot reasonably estimate the extent of the business disruption and the related financial at this time.

Defaults under the Secured Credit Facilities could result in a foreclosure on our assets by our lender which would negatively impact our financial condition and results of operations.

We are party to secured credit facilities with Hong Kong and Shanghai Banking Corporation (“HSBC”) for up to $23,000,000 (the “Secured Credit Facilities”) to finance our working capital needs. The Secured Credit Facilities consist of (i) an $11,000,000 import credit facility with HSBC entered into on May 29, 2017 and amended on June 19, 2018, August 12, 2019, and July 3, 2020, and (ii) a $12,000,000 invoice discounting/factoring facility entered into on August 21, 2017 and amended on June 14, 2018. The Secured Credit Facilities are guaranteed by us, Jerash Garments, and Treasure Success. The Secured Credit Facilities are collateralized by a blanket security interest and includes various financial and other covenants. If in the future we default under the Secured Credit Facilities, our lender could, among other things, declare our debt to be immediately due and payable. If this were to occur, we would be unable to repay our bank debt in full unless we could sell sufficient assets or obtain new financing through a replacement credit facility or equity transaction. If a new credit facility could be obtained, it is likely that it would have higher interest rates and impose significant additional restrictions and requirements on us. There is no assurance that we would be able to obtain a waiver or amendment from our lender or obtain replacement debt financing or issue sufficient equity securities to refinance these facilities. If we are unable to pay off the facility, our lender could foreclose on our assets, which may negatively impact our financial condition and results of operations. In fiscal 2021, Treasure Success had no transaction or balance in the invoice discounting/factoring facility granted by HSBC. In May 2021, Treasure Success received a letter from HSBC dated March 30, 2021 that the debts purchase services under the invoice discounting/factoring facility between Treasure Success and HSBC were terminated with immediate effect. We had no outstanding balance in the invoice discounting/factoring facility granted by HSBC as of March 31, 2021.

We may require additional financing to fund our operations and capital expenditures.

As of March 31, 2021, we had cash and cash equivalents of approximately $21.1 million and restricted cash of approximately $1.7 million. There can be no assurance that our available cash, together with resources from our operations, will be sufficient to fund our operations and capital expenditures. In addition, our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

We are party to the Secured Credit Facilities with HSBC. As of March 31, 2021, we had incurred no indebtedness under the Secured Credit Facilities.

Pursuant to a facility letter (the “SCBHK facility”) dated June 15, 2018 issued to Treasure Success by Standard Chartered Bank (Hong Kong) Limited (“SCBHK”), SCBHK offered to provide an import facility of up to $3,000,000 to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3,000,000. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. We were informed by SCBHK on January 31, 2019 that the SCBHK facility had been activated. As of March 31, 2021, there was an outstanding amount of approximately $0.6 million under the SCBHK facility.

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

We have engaged, and may in the future engage, in transactions with affiliates and other related parties. These transactions may not have been, and may not be, on terms as favorable to us as they could have been if obtained from non-affiliated persons. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms as favorable as would be charged by others, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties. Through his wholly-owned entity Merlotte, Mr. Choi, our chairman, chief executive officer, president, treasurer, and a significant stockholder, has an indirect ownership interest in certain companies, including Ford Glory International Limited (“Ford Glory”) and Jiangmen V-Apparel Manufacturing Limited, with which we have entered into, or in the future may enter into, agreements or arrangements. In August 2019, HSBC released the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun (“Mr. Ng”), a significant stockholder, in exchange for Treasure Success and Jerash Holdings agreeing to guarantee the amounts under our Secured Credit Facilities with HSBC. The release of these guarantees personally benefited Mr. Choi and Mr. Ng but required Jerash Holdings and Treasure Success to incur potential liability in connection with their guarantee. See also “Note 11—Related Party Transactions.” Our majority stockholders may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.

We are dependent on a product segment comprised of a limited number of products.

Presently, we generate revenue primarily from manufacturing and exporting sport and outerwear. A shift in demand from such products may reduce the growth of new business for our products, and reduce existing business in those products. If demand in sport and outerwear were to decline, we may endeavor to expand or transition our product offerings to other segments of the clothing retail industry. There can be no assurance that we would be able to successfully make such an expansion or transition, or that our sales and margins would not decline in the event we made such an expansion or transition.

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

We compete directly with a number of manufacturers of sport and outerwear. Some of these manufacturers have lower cost bases, longer operating histories, larger customer bases, greater geographical proximity to customers, or greater financial and marketing resources than we do. Increased competition, direct or indirect, could reduce our revenue and profitability through pricing pressure, loss of market share, and other factors. We cannot assure you that we will be able to compete successfully with existing or new competitors, as the market for our products evolves and the level of competition increases. We believe that our business will depend upon our ability to provide apparel products of good quality and meeting our customers’ pricing and delivery requirements, and our ability to maintain relationships with our major customers. There can be no assurance that we will be successful in this regard.

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

Former President Donald Trump expressed antipathy towards trade agreements, and took a starkly protectionist approach that included withdrawal and renegotiation of trade agreements and trade wars with China and U.S. allies alike. The new Biden administration raises the possibility of a policy change. President Joe Biden has expressed no desire to withdraw from existing agreements. It seems clear that his policy will be less protectionist than former President Donald Trump’s. On the other hand, President Biden’s Buy American plan will make it harder for foreign manufacturers to sell goods in the U.S. and his insistence on strong labor provisions in trade agreements will likely prevent them from being implemented or protect U.S. industries when they are. It remains unclear what specifically President Biden would or would not do with respect to trade agreements, tariffs, and duties relating to products manufactured in Jordan. If President Biden takes action or publicly speaks out about the need to terminate or re-negotiate existing free trade agreements on which we rely, or in favor of restricting free trade or increasing tariffs and duties applicable to our products, such actions may adversely affect our sales and have a material adverse impact on our business, results of operations, and cash flows.

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

Three of our stockholders beneficially own approximately 71.4% of our outstanding common stock, as of June 22, 2021. Accordingly, our other stockholders do not have any ability to exercise control over us and those majority stockholders will have the ability, acting together, to elect all of our directors and to substantially influence the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Group, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our corporate documents. This concentration of voting power and control could have a significant effect in delaying, deferring, or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals.

Our stockholders’ ownership interest in us may be diluted by exercises of currently outstanding or committed warrants.

We granted warrants to purchase up to 71,100 units to designees of the placement agent in connection with a private placement offering that we initially closed on May 15, 2017 and had subsequent closings on August 18, 2017 and September 27, 2017 (the “Private Placement”). Each unit consists of one share of our common stock and one warrant (with each such warrant being immediately exercisable for one-tenth of one share of common stock at an exercise price of $6.25 per share for a period of five years from the issuance date). The private placement agent warrants are exercisable with respect to 48,600 units beginning on July 15, 2017 and expiring on May 15, 2022, 18,000 units beginning on October 18, 2017 and expiring on August 18, 2022, and 4,500 units beginning on November 27, 2017 expiring on September 27, 2022. The private placement agent’s warrants are exercisable at a price per unit equal to $5.50.

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

70,000 of the foregoing warrants have been exercised as of the date of this annual report and there are currently 194,410 outstanding warrants to purchase shares of our common stock. To the extent any additional warrants are exercised, our stockholders’ ownership interest in us will be diluted, which may reduce the market price of our common stock.

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

We have been required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act beginning with the annual report on Form 10-K for the fiscal year ended March 31, 2019. The process of designing and implementing internal controls over financial reporting may divert our internal resources and take a significant amount of time and expense to complete. If we identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, investors may lose confidence in our reported financial information, which could negatively impact the market for our common stock and cause us to be unable to obtain additional financing on acceptable terms or at all, which could cause harm to our business and financial condition. In addition, as an emerging growth company, we are not required to obtain an auditor attestation of management’s evaluation of internal controls over financial reporting once such internal controls are in place. As a result, we may fail to identify and remediate a material weakness or deficiency in our internal control over financial reporting, which may cause our financial statements and related disclosure to contain material misstatements and could cause delays in filing required financial statements and related reports.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Jerash Garments owns an industrial building of approximately 89,300 square feet and two pieces of land totaling approximately 181,000 square feet in Al Tajamouat Industrial City. We lease additional space totaling approximately 448,000 square feet in industrial buildings in Al Tajamouat Industrial City. In addition, we lease space for our workers in dormitories located inside and outside of Al Tajamouat Industrial City.

Treasure Success leased its office space in Hong Kong from Ford Glory, pursuant to an agreement effective October 3, 2018 providing for a rent in the amount of HK$119,540 (approximately $15,326) per month and having a one-year term with an option to extend the term for an additional year at the same rent. On October 3, 2019, Treasure Success exercised the option to extend the lease for an additional year at the same rent. On December 15, 2020, Treasure Success renewed the lease for an additional year starting from October 3, 2020 at the same rent. In February 2021, Ford Glory disposed of the property that was the subject of the tenancy agreement between Treasure Success and Ford Glory. Ever Winland Limited, the new owner of the property and an independent party to the Group, entered into a new tenancy agreement with Treasure Success on February 26, 2021. The new tenancy agreement has a term from February 26, 2021 to February 25, 2023, with a rent in the amount of HK$119,540 (approximately $15,326) per month.

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

In 2015, we commenced a project to build a 4,800 square foot workshop in the Tafilah Governorate of Jordan, which was previously intended to be used as a sewing workshop for Jerash Garments, but which we now intend to use as a dormitory. Construction has been temporarily suspended since March 2020 due to the COVID-19 pandemic. This dormitory is expected to be operational in fiscal 2022 to house management and supervisory staff for the 54,000 square foot workshop in Al-Hasa County. This project is expected to cost approximately $200,000 upon completion.

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

In April 2021, we commenced a construction on a 189,000 square-foot housing facility for our multi-national workforce, situated on a 49,000 square-foot site owned by us, in Al Tajamouat Industrial City. We anticipate the completion and occupancy of the new building by mid-2022. To meet increasing demand, we were also completing plans to construct an additional project on a nearby separate 133,000 square-foot parcel that we purchased in 2019 for $1.2 million, with 2/3 of the land allocated for our fifth manufacturing plant and 1/3 for housing. We anticipate starting the construction later this year.

On July 1, 2020, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a factory lease agreement, which was a replacement of a previous lease agreement dated August 31, 2019. The new lease has a one-year term with monthly rent amount of CNY28,300 (approximately $4,300) for additional office space and sample production purposes. On April 30, 2021, the factory lease agreement between Jiangmen Treasure Success and Jiangmen V-apparel Manufacturing Limited was terminated. On January 1, 2021, Jiangmen Treasure Success entered a factory lease agreement with an independent third party. The lease has a five-year term with monthly rent amount of CNY50,245 (approximately $7,700) for the first year, CNY60,270 ($9,200) for the second year, and 5% further annual increments starting from the third year.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded and quoted on the Nasdaq Capital Market under the symbol “JRSH” since May 4, 2018. Before that, our stock was not traded on any stock exchange. As of June 22, 2021, there were 11,334,318 shares of common stock issued and outstanding held by approximately 36 stockholders of record.

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

We did not repurchase any of our common stock in the fiscal year ended March 31, 2021.

During the fiscal years ended March 31, 2021 and 2020, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2021 and 2020 and current affair reports on Form 8-K.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing.

EXECUTIVE OVERVIEW

Overview

Through our wholly owned operating subsidiaries and VIE, we are principally engaged in the manufacturing and exporting of customized, ready-made sport and outerwear from knitted fabric and PPE produced in our facilities in Jordan.

We are an approved manufacturer of many well-known brands and retailers, such as Walmart, Costco, New Balance, G-III (which owns brands such as Calvin Klein, Tommy Hilfiger, DKNY, and Guess), American Eagle, VF Corporation (which operates brands such as The North Face, Timberland, and JanSport). Our production facilities are made up of four factory units, one workshop, and four warehouses and currently employ approximately 4,300 people. The total annual capacity at our facilities is approximately 12.0 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets, and excluding PPE).

Impact of COVID-19 on our business

Collectability of receivables. We had accounts receivable of $12.0 million as of March 31, 2021. Out of this $12.0 million, $11.8 million had been received through June 12, 2021. There was approximately $0.2 million overdue account receivable as of March 31, 2021.

Inventory. We had inventory of $25.0 million as of March 31, 2021. Most of them are for orders scheduled to be shipped within fiscal 2022.

Investments. We acquired two pieces of land in fiscal 2020 for the construction of dormitory and production facility. Due to the COVID-19 pandemic, the management decided to hold off the construction in fiscal 2021. In April 2021, we commenced the construction of a housing facility for our multi-national workforce on the land. See “Item 1. Business”

Revenue. For fiscal 2021, annual sales was $90.2 million, which was $2.8 million, or approximately 3%, lower than $93.0 million for fiscal 2020. The decrease was mainly due to the loss in productivity in the gradual resumption of production in April 2020 after the national lockdown, the limitation in overtime work, and the strengthened procedures in hygienic precautions. The aggregate sales in the first two quarters of fiscal 2021 decreased by $7.3 million to $45.8 from $53.1 million in the same period in fiscal 2020. The decrease was mostly compensated by the increase in sales of $4.5 million in the second half of fiscal 2021 to $44.4 million from $39.9 million in the same period in fiscal 2020. In addition, we managed to secure orders from new local customers that helped mitigate the impact of slower sales to the U.S. market.

Liquidity/Going Concern. We had approximately $21.1 million of cash and cash equivalent as of March 31, 2021. We had net current assets of approximately $50.1 million with a current ratio of 4.5 to 1. In addition, we had banking facilities with an aggregate limit of $26 million and $612,703 outstanding as of March 31, 2021. Given the above, we believe that we will have sufficient financial resources to maintain as a going concern in fiscal 2022.

Seasonality of Sales

A significant portion of our revenue is received during the first six months of our fiscal year. The majority of our VF Corporation orders are derived from winter season fashions, the sales of which occur in Spring and Summer and are merchandized by VF Corporation during the months of September through November. As such, the second half of our fiscal years reflect lower sales in anticipation of the spring and summer seasons. One of our strategies is to increase sales with other customers where clothing lines are stronger during the spring months. This strategy also reflects our current plan to increase our number of customers to mitigate our current concentration risk with VF Corporation.

Results of Operations

The following table presents certain information from our statement of income for fiscal years 2021 and 2020 and should be read, along with all of the information in this management’s discussion and analysis, in conjunction with the consolidated financial statements and related notes included elsewhere in this filing.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended March 31,
	2021		2020		Year over Year
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$90,213	100%	$93,024	100%	$(2,811)	(3)%
Cost of goods sold	74,214	82%	75,041	81%	(827)	(1)%
Gross profit	15,999	18%	17,983	19%	(1,984)	(11)%
Selling, general and administrative expenses	10,614	12%	10,318	11%	296	3%
Other income (expense), net	109	0%	(21)	0%	130	619%
Net income before taxation	$5,494	6%	$7,644	8%	$(2,150)	(28)%
Income tax expense	1,346	1%	1,174	1%	172	15%
Net income	$4,148	5%	$6,470	7%	$(2,322)	(36)%

Revenue. Revenue decreased by approximately $2.8 million, or 3%, to approximately $90.2 million in fiscal 2021 from approximately $93.0 million in fiscal 2020. The decrease was mainly the result of the loss in productivity in the resumption of production in April 2020 after the national lockdown in Jordan, the restriction in overtime work, and strengthened hygienic precautions. Approximately 88% and 96% of our products were exported to the U.S. in fiscal 2021 and 2020, respectively.

The table below presents our revenue for fiscal years 2021 and 2020 by geographic area.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended March 31,
	2021		2020		Year over Year
Region	Amount	%	Amount	%	Amount	%
United States	$79,190	88%	$89,123	96%	$(9,933)	(11)%
Jordan	5,703	6%	3,738	4%	1,965	53%
Others	5,320	6%	163	0%	5,157	3,164%
Total	$90,213	100%	$93,024	100%	$(2,811)	(3)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S. Our sales to the U.S. decreased by approximately 11% in fiscal 2021 compared to fiscal 2020. According to the Major Shippers Report issued by the Office of Textiles and Apparel under the U.S. Department of Commerce dated May 4, 2021, U.S. apparel import from Jordan decreased by approximately 22% from $1.83 billion in the fiscal year ended March 31, 2020 to approximately $1.43 billion in the fiscal year ended March 31, 2021. Our sales decrease ratio has been lower than the industrial average decrease ratio amid the COVID pandemic, and we expect we will still have plenty of room to expand our garment export business in the U.S. in the long run, as Jerash accounted for only approximately 6% of the total Jordanian garment exports to the U.S. in fiscal 2021, according to data from the Major Shippers Report issued by the U.S. Department of Commerce.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $0.8 million, or 1%, to approximately $74.2 million in fiscal 2021 from approximately $75.0 million in fiscal 2020. As a percentage of revenue, the cost of goods sold increased by approximately 1% point to 82% in fiscal 2021 from 81% in fiscal 2020. The increase in cost of goods sold as a percentage of revenue was primarily attributable to the higher proportion of local orders that typically have a lower average profit margin.

For the fiscal year ended March 31, 2021, we purchased approximately 13% of our garments from one major supplier. For the fiscal year ended March 31, 2020, we purchased approximately 22%, 16%, and 11% of our raw materials from three major suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 18% in fiscal 2021, which decreased by approximately 1% point from 19% in fiscal 2020. The decrease in gross profit margin was primarily driven by a higher proportion of local orders that typically have a lower gross margin, and the loss in productivity in April 2020 due to the national lockdown in Jordan.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased by approximately 3% from approximately $10.3 million in fiscal 2020 to approximately $10.6 million in fiscal 2021. The slight increase was mainly attributable to the increase in expenses for pandemic precaution and the increase in headcounts to cater for sales growth in the second half of the year.

Other income (expense), net. Other income, net was approximately $109,000 in fiscal 2021 and other expenses, net was approximately $21,000 in fiscal 2020. The increase in other income was primarily due to a return from short-term investments that were realized during the year.

Net income before taxation. Net income before taxation for fiscal 2021 decreased by approximately 28% from approximately $7.6 million to approximately $5.5 million. The decrease was mainly attributable to the lower unit sales price due to higher proportion of local orders, the lower margin of local orders, the loss of productivity in the national lockdown in April 2020, the increase in expenses for pandemic precaution, and the increase in headcounts to cater for sales growth in the second half of the year discussed above.

U.S. taxation. Income tax expense for fiscal 2021 was approximately $1.3 million compared to income tax expense of $1.2 million for fiscal 2020. The effective tax rate was 24.5% and 15.4% for fiscal 2021 and 2020, respectively. The increase of effective tax rate was caused by the increase in local tax rate in Jordan, true up of Jordan tax for fiscal year 2019, and higher proportion of losses in China, Hong Kong, and the U.S.

Jordan taxation. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, and Victory Apparel are subject to the regulations of Income Tax Department in Jordan. The corporate income tax rate has been 16% for the industrial sector starting from January 1, 2021. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers are entitled to a 100% income tax exemption for a period of 10 years commencing at the first day of production. This exemption was extended for five years to December 31, 2018. Effective January 1, 2019, in accordance to Development Zone law, Jerash Garments and its subsidiaries and VIE began paying corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. The income tax rate increased to 14% plus 1% social contribution effective from January 1, 2020. The tax income tax rate increased to 16% plus a 1% social contribution effective from January 1, 2021. For fiscal 2021, our income tax in Jordan was approximately $1,342,000.

Jerash Garments and its subsidiaries and VIE are subject to local sales tax of 16%. However, Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption was extended to February 5, 2022.

Hong Kong taxation. Treasure Success is registered in Hong Kong with an income tax rate of 8.25% on assessable profits up to HK$2,000,000 and 16.5% on any part of assessable profits over HK$2,000,000. Treasure Success incurred no income tax expense for fiscal 2021 and 2020 due to its operating loss. In accordance with tax legislation in Hong Kong, the accumulated loss can be used to offset future profit for income tax purposes.

PRC taxation. Jiangmen Treasure Success was established in the PRC and is subject to an income tax rate of 25%.

Net income. Net income for fiscal 2021 was approximately $4.1 million, a 36% decrease from approximately $6.5 million for fiscal 2020. The decrease was mainly attributable to the decrease in sales revenue and the increase in cost of sales and selling and administration expenses discussed above.

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

As of March 31, 2021, we had cash of approximately $21.1 million and restricted cash of approximately $1.7 million compared to cash of approximately $26.1 million and restricted cash of approximately $0.8 million as of March 31, 2020, which was mainly the security deposit supporting our duty-free import into Jordan at the customs and deposit supporting letter of credit to suppliers.

Our current assets as of March 31, 2021 were approximately $64.7 million, and our current liabilities were approximately $14.5 million, which resulted in a current ratio of approximately 4.5:1. Our current assets as of March 31, 2020 were approximately $59.0 million, and our current liabilities were approximately $10.9 million, which resulted in a current ratio of approximately 5.4:1. Total equity as of March 31, 2021 and 2020 was approximately $56.7 million and $54.8 million, respectively.

We had net working capital of $50.1 million and $48.1 million as of March 31, 2021 and 2020, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months after the date of this annual report.

We have funded our working capital needs from operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

HSBC Facility

On May 29, 2017, our wholly owned subsidiary, Treasure Success, entered into a facility letter (“2017 Facility Letter”) with HSBC to provide credit to us, which was first amended by an offer letter between HSBC, Treasure Success, and Jerash Garments dated June 19, 2018 (“2018 Facility Letter”), further amended on August 12, 2019 (“2019 Facility Letter”), and further amended pursuant to a letter agreement dated July 3, 2020 (the “2020 Facility Letter,” and together with the 2017 Facility Letter, 2018 Facility Letter, and 2019 Facility Letter, the “HSBC Facility”). The 2020 Facility Letter extended the term of the HSBC Facility indefinitely, subject to review at any time by HSBC. Pursuant to the HSBC Facility, we have a total credit limit of $11,000,000.

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

As of March 31, 2021, there was no amount outstanding under the HSBC Facility. Borrowings under the HSBC Facility are due upon demand by HSBC or within 120 days of each borrowing date.

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

The HSBC Factoring Agreement is subject to the review by HSBC at any time and HSBC has discretion on whether to renew the HSBC Factoring Agreement. Either party may terminate the agreement subject to a 30-day notice period. In fiscal 2021, Treasure Success had no transaction or balance in the invoice discounting/factoring facility granted by HSBC. In May 2021, Treasure Success received a letter from HSBC dated March 30, 2021 that the debts purchase services under the HSBC Factoring Agreement between Treasure Success and HSBC were terminated with immediate effect. We had no outstanding balance under the HSBC Factoring Agreement as of March 31, 2021.

SCBHK Facility Letter

Pursuant to the SCBHK facility letter dated June 15, 2018, and issued to Treasure Success by SCBHK, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. Borrowings under the SCBHK facility are due within 90 days of each invoice or financing date. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. We were informed by SCBHK on January 31, 2019 that the SCBHK facility had been activated. As of March 31, 2021, there was approximately $0.6 million outstanding under the SCBHK facility.

Fiscal Years ended March 31, 2021 and 2020

The following table sets forth a summary of our cash flows for the fiscal years ended March 31, 2021 and 2020.

(All amounts in thousands of U.S. dollars)

	For the fiscal years ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(1,500)	$6,913
Net cash used in investing activities	(894)	(4,932)
Net cash used in financing activities	(1,653)	(2,913)
Effect of exchange rate changes on cash	(8)	15
Net decrease in cash	(4,055)	(917)
Cash and restricted cash, beginning of year	26,917	27,834
Cash and restricted cash, end of year	$22,862	$26,917
Supplemental disclosure information
Cash paid for interest	$-	$6
Income tax paid	$773	$1,484
Non-cash financing activities
Right of use assets obtained in exchange for operating lease obligations	$1,352	$1,624

Operating Activities

Net cash used in operating activities was approximately $1.5 million in fiscal 2021, compared to net cash provided by operating activities of approximately $6.9 million in fiscal 2020. The increase in net cash used in operating activities was primarily attributable to the following factors:

●	accounts receivable increased by approximately $6.7 million in fiscal 2021, compared to an increase of accounts receivable of approximately $1.3 million in fiscal 2020, due to more shipments shipped out in March 2021 and the extended credit terms to some major customers by 20 days to 30 days;
●	inventory increased by approximately $2.4 million in fiscal 2021, compared to an increase of approximately $1.6 million in fiscal 2020, due to the preparation for additional sales in fiscal 2022; and
●	accounts payable increased by approximately $1.5 million, compared to an increase of approximately $3.0 million in fiscal 2020;

Investing Activities

Net cash used in investing activities was approximately $0.9 million and $4.9 million for fiscal 2021 and 2020, respectively. The decrease in net cash used in investing activities was mainly attributable to the deferred investment in expansion due to the pandemic and short-term investment income.

Financing Activities

Net cash used in financing activities was approximately $1.7 million for fiscal 2021 compared to net cash used of $2.9 million in fiscal 2020. The net cash outflow in fiscal 2021 resulted from payments of dividend and partially offset by the proceeds from bank borrowings. Net cash used in fiscal 2020 was primarily for payments of dividend and repayment of bank borrowings.

Non-cash Financing Activities

There was approximately $1.4 million and $1.6 million of rights of use assets obtained in exchange for operating lease obligations in fiscal 2021 and 2020, respectively, pursuant to new financial reporting requirements.

Statutory Reserves

In accordance with the Corporate Law in Jordan, Jerash Holdings’ subsidiaries and VIE in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $346,315 and $212,739 in fiscal 2021 and 2020, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of March 31, 2021 and 2020.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of March 31,
	2021	2020
Statutory Reserves	$346	$213
Total Restricted Net Assets	$346	$213
Consolidated Net Assets	$56,693	$54,751
Restricted Net Assets as Percentage of Consolidated Net Assets	0.61%	0.39%

Total restricted net assets accounted for approximately 0.61% of our consolidated net assets as of March 31, 2021. As our subsidiaries and VIE in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, it has reached the maximum amount. We believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $1.0 million and $4.7 million in fiscal 2021 and 2020, respectively, for purchases of equipment in connection with our business activities and to increase capacity. Additions in plant and machinery amounted to approximately $0.8 million and $1.9 million in fiscal 2021 and 2020, respectively, and additions to leasehold improvements amounted to approximately $0.2 million and $1.1 million in fiscal 2021 and 2020, respectively. In fiscal 2020, we acquired two pieces of land for an aggregate purchase price of approximately $1.7 million.

In 2015, we commenced a project to build a 4,800 square foot workshop in the Tafilah Governorate of Jordan, which was initially intended to be used as a sewing workshop for Jerash Garments, but which we now intend to use as a dormitory. Construction has been temporarily suspended since March 2020 due to the COVID-19 pandemic. This dormitory is expected to be operational in fiscal 2022 to house management and supervisory staff for the 54,000 square foot workshop in Al-Hasa County. This project is expected to cost approximately $200,000 upon completion.

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

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately three acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employees with aggregate purchase price JOD863,800 (approximately $1,218,303). Management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. We are conducting engineering design and study on this project and we plan to begin construction in late 2021. On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with aggregate purchase price JOD313,501 (approximately $442,162). We expect to spend approximately $8.2 million in capital expenditures to build the dormitory. Due to the ongoing COVID-19 pandemic, management decided to put on hold the construction project in fiscal 2021 to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the outbreak. The preparation work resumed in early 2021 and construction work commenced in April 2021.

We projected that there will be an aggregate of approximately $27 million of capital expenditures in both the fiscal years ending March 31, 2022 and 2023 for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries and VIE to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

Off-balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

For Management’s Discussion and Analysis of the fiscal years ended March 31, 2020 and 2019, please see our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on June 29, 2020.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Jerash Holdings (US), Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jerash Holdings (US), Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

June 23, 2021

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020

ASSETS
Current Assets:
Cash	$21,126,090	$26,130,411
Restricted cash	714,844	-
Accounts receivable, net	12,033,268	5,335,748
Tax recoverable	379,719	-
Inventories	25,035,966	22,633,772
Prepaid expenses and other current assets	2,329,289	2,761,877
Advance to suppliers, net	3,036,693	2,116,367
Total Current Assets	64,655,869	58,978,175

Restricted cash - non-current	1,020,777	786,298
Long-term deposits	128,690	253,414
Deferred tax assets, net	148,663	139,895
Property, plant, and equipment, net	5,699,506	6,174,164
Right of use assets	1,596,600	1,147,090
Total Assets	$73,250,105	$67,479,036

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$612,703	$235
Accounts payable	7,922,839	6,376,320
Accrued expenses	2,332,867	2,245,402
Income tax payable - current	1,803,175	1,088,497
Other payables	1,455,208	929,783
Operating lease liabilities - current	400,043	210,081
Total Current Liabilities	14,526,835	10,850,318

Operating lease liabilities - non-current	935,773	649,935
Income tax payable - non-current	1,094,048	1,227,632
Total Liabilities	16,556,656	12,727,885

Commitments and Contingencies

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,332,974 and 11,325,000 shares issued and outstanding	11,333	11,325
Additional paid-in capital	15,301,268	15,235,025
Statutory reserve	346,315	212,739
Retained earnings	40,748,314	38,997,177
Accumulated other comprehensive loss	(15,901)	(8,324)
Total Jerash Holdings (US), Inc.’s Stockholder’s Equity	56,391,329	54,447,942

Noncontrolling interest	302,120	303,209
Total Equity	56,693,449	54,751,151

Total Liabilities and Equity	$73,250,105	$67,479,036

JERASH HOLDINGS (US), INC.,
SUBSIDIARIES AND AFFILIATE

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Fiscal Years Ended March 31,
	2021	2020

Revenue, net	$90,213,361	$93,024,236
Cost of goods sold	74,213,993	75,040,597
Gross Profit	15,999,368	17,983,639

Selling, general and administrative expenses	10,547,356	10,039,995
Stock-based compensation expenses	66,251	278,258
Total Operating Expenses	10,613,607	10,318,253

Income from Operations	5,385,761	7,665,386

Other Income (Expense):
Other income (expense), net	108,509	(21,120)
Total other income (expense), net	108,509	(21,120)

Net Income before provision for income taxes	5,494,270	7,644,266

Income tax expense	1,345,646	1,174,618

Net Income	4,148,624	6,469,648

Net loss attributable to noncontrolling interest	1,089	5,794
Net income attributable to Jerash Holdings (US), Inc.’s
Common Stockholders	$4,149,713	$6,475,442

Net Income	$4,148,624	$6,469,648
Other Comprehensive Income:
Foreign currency translation (loss) gain	(7,577)	6,116
Total Comprehensive Income	4,141,047	6,475,764
Comprehensive loss attributable to noncontrolling interest	-	-
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$4,141,047	$6,475,764

Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$0.37	$0.57

Weighted Average Number of Shares
Basic	11,325,131	11,325,000
Diluted	11,325,311	11,443,364

Dividend per share	$0.20	$0.20

JERASH HOLDINGS (US), INC., SUBSIDIARIES AND AFFILIATE

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE FISCAL YEARS ENDED MARCH 31, 2021 AND 2020

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Gain (Loss)	Interest	Equity
Balance at March 31, 2019	-	$-	11,325,000	$11,325	$14,956,767	$212,739	$34,786,735	$(14,440)	$309,003	$50,262,129

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	278,258	-	-	-	-	278,258
Net income (loss)	-	-	-	-	-	-	6,475,442	-	(5,794)	6,469,648
Dividend payment	-	-	-	-	-	-	(2,265,000)	-	-	(2,265,000)
Foreign currency translation gain	-	-	-	-	-	-	-	6,116	-	6,116

Balance at March 31, 2020	-	$-	11,325,000	$11,325	$15,235,025	$212,739	$38,997,177	$(8,324)	$303,209	$54,751,151

Stock-based compensation expense for the stock options issued under stock incentive plan	-	$-	-	$-	$66,251	$-	$-	$-	$-	$66,251
Shared issued	-	-	7,974	8	(8)	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	4,149,713	-	(1,089)	4,148,624
Dividend payment	-	-	-	-	-	-	(2,265,000)	-	-	(2,265,000)
Statutory Reserve	-	-	-	-	-	133,576	(133,576)	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	(7,577)	-	(7,577)

Balance at March 31, 2021	-	$-	11,332,974	$11,333	$15,301,268	$346,315	$40,748,314	$(15,901)	$302,120	$56,693,449

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,148,624	$6,469,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,618,533	1,516,526
Stock-based compensation expense	66,251	278,258
Bad debt expense	-	6,641
Amortization of operating lease right-of-use assets	933,959	476,595
Short-term investment	(124,889)	-
Changes in operating assets:
Accounts receivable	(6,697,520)	(1,315,286)
Inventories	(2,402,194)	(1,559,418)
Prepaid expenses and other current assets	432,585	(519,356)
Advances to suppliers	(920,326)	(1,672,853)
Deferred tax assets	(8,768)	(58,547)
Changes in operating liabilities:
Accounts payable	1,546,519	2,997,850
Accrued expenses	87,464	706,205
Other payables	525,425	74,250
Operating lease liabilities	(907,669)	(237,504)
Income tax payable	201,566	(250,357)
Net cash (used in) provided by operating activities	(1,500,440)	6,912,652

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investment	(9,686,091)	-
Proceeds of short-term investment	9,810,980	-
Purchases of property, plant, and equipment	(890,462)	(4,678,249)
Payment for long-term deposits	(128,690)	(253,414)
Net cash used in investing activities	(894,263)	(4,931,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(2,265,000)	(2,265,000)
Repayment from short-term loan	(235)	(648,665)
Proceeds from short-term loan	612,703	235
Net cash used in financing activities	(1,652,532)	(2,913,430)

EFFECT OF EXCHANGE RATES CHANGES ON CASH	(7,763)	14,682

NET DECREASE IN CASH	(4,054,998)	(917,759)

CASH, AND RESTRICTED CASH, BEGINNING OF THE YEAR	26,916,709	27,834,468

CASH, AND RESTRICTED CASH, END OF THE YEAR	$22,861,711	$26,916,709

CASH, AND RESTRICTED CASH, END OF THE YEAR	$22,861,711	$26,916,709
LESS: RESTRICTED CASH	714,844	-
NON-CURRENT RESTRICTED CASH	1,020,777	786,298
CASH, END OF YEAR	$21,126,090	$26,130,411

Supplemental disclosure information:
Cash paid for interest	$-	$6,171
Income tax paid	$773,320	$1,483,523

Non-cash financing activities:
Right of use assets obtained in exchange for operating lease obligations	$1,352,167	$1,623,685

JERASH HOLDINGS (US), INC

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

Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) is a wholly owned subsidiary of Jerash Holdings and was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”), as a limited liability company on November 26, 2000 with a declared capital of 150,000 Jordanian Dinar (“JOD”) (approximately US$212,000) as of March 31, 2021.

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both incorporated in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with a declared capital of JOD 50,000 as of March 31, 2021. Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments.

Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”) was a contract garment manufacturer that was incorporated in Amman, Jordan, as a limited liability company on October 24, 2004 with a declared capital of JOD 100,000. On December 11, 2018, Jerash Garments and the sole stockholder of Paramount entered into an agreement pursuant to which Jerash Garments acquired all of the outstanding shares of stock of Paramount. Jerash Garments assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of June 18, 2019, Paramount became a subsidiary of Jerash Garments.

Jerash The First for Medical Supplies Manufacturing Company Limited (“Jerash The First”) was incorporated in Amman, Jordan, as limited liability company on July 6, 2020, with a registered capital of JOD 150,000. Jerash The First is engaged in the production of medical supplies in Jordan and is a wholly owned subsidiary of Jerash Garments.

Treasure Success International Limited (“Treasure Success”) was incorporated on July 5, 2016 in Hong Kong, China, for the primary purpose of employing staff from China to support Jerash Garments’ operations and is a wholly-owned subsidiary of Jerash Holdings.

Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”) was incorporated as a limited liability company in Amman, Jordan, on September 18, 2005 with a declared capital of JOD 50,000. Victory Apparel has no significant assets or liabilities or other operating activities of its own. Although Jerash Garments does not own the equity interest of Victory Apparel, the Company’s president, director, and significant stockholder, Mr. Choi Lin Hung (“Mr. Choi”), is also a director of Victory Apparel and controls all decision-making for Victory Apparel along with another significant stockholder of Jerash Garments, Mr. Lee Kian Tjiauw (“Mr. Lee”), who has the ability to control Victory Apparel’s financial affairs. In addition, Victory Apparel’s equity at risk is not sufficient to permit it to operate without additional subordinated financial support from Jerash Garments. Based on these facts, the Company concluded that Jerash Garments has effective control over Victory Apparel due to Mr. Choi’s roles at both organizations and therefore Victory Apparel is considered a VIE under Accounting Standards Codification (“ASC”) 810-10-05-08A. Accordingly, Jerash Garments consolidates Victory Apparel’s operating results, assets, and liabilities.

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

The Company is engaged primarily in the manufacturing and exporting of customized, ready-made sport and outerwear and personal protective equipment (“PPE”) produced in its facilities in Jordan and sold in the United States, Jordan, and other countries.

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

In accordance with accounting standards regarding the consolidation of VIEs, VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which a company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

The following table sets forth the carrying amounts of the assets and liabilities of the VIE, Victory Apparel, which was included in the Company’s consolidated balance sheets:

	March 31, 2021	March 31, 2020
Current assets	$1,249	$1,280
Intercompany receivables*	301,929	303,692
Total assets	303,178	304,972

Third party current liabilities	1,058	1,763
Total liabilities	1,058	1,763
Net assets	$302,120	$303,209

*	Receivables from Jerash Garments are eliminated upon consolidation.

Victory Apparel was inactive for the fiscal years ended March 31, 2021 and 2020.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of March 31, 2021 and 2020, the Company had no cash equivalents.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Short-term Investments

From time to time, the Company purchased financial products that can be readily converted into cash and accounted for such financial products as short-term investments. The financial products include money market funds, bonds, and mutual funds. The carrying values of the Company’s short-term investments approximate fair value because of their liquidity. The gain and interest earned are recognized in the consolidated statements of income over the contractual terms of these investments.

The Company had no short-term investments as of March 31, 2021 and 2020. The Company recorded a realized gain of $124,889 and $Nil for the fiscal years ended March 31, 2021 and 2020, respectively.

Accounts Receivable, Net

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

Advance to Suppliers, Net

Advance to suppliers consists of balances paid to suppliers for services or materials purchased that have not been provided or received. Advance to suppliers for services and materials is short-term in nature. Advance to suppliers is reviewed periodically to determine whether its carrying value has become impaired. The Company considers the assets to be impaired if the performance by the suppliers becomes doubtful. The Company uses the aging method to estimate the allowance for the questionable balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for doubtful accounts by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost, reduced by accumulated depreciation and amortization. Depreciation and amortization expense related to property, plant, and equipment is computed using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the initial lease term or the estimated useful life of the improvements. The useful life and depreciation method are reviewed periodically to ensure that the method and period of depreciation are consistent with the expected pattern of economic benefits from items of property, plant, and equipment. The estimated useful lives of depreciation and amortization of the principal classes of assets are as follows:

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the fiscal years ended March 31, 2021 and 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s customized ready-made outerwear for large brand-name retailers and PPE. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year. Virtually all of the Company’s contracts are short term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within seven to 150 days of the invoice date. The contracts do not have significant financing components. Shipping and handling costs associated with outbound freight are not an obligation of the Company. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial.

The Company also derives revenue rendering cutting and making services to other apparel vendors who subcontract order to the Company. Revenue is recognized when the service is rendered. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience, complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made. Historically, sales returns have not significantly impacted the Company’s revenue.

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. The Company did not have any contract liabilities as of March 31, 2021 and March 31, 2020. For the fiscal year ended March 31 2021 and 2020, there was no revenue recognized from performance obligations related to prior periods. As of March 31, 2021, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $1,108,659 and $821,805 for the fiscal years ended March 31, 2021 and 2020, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and is subject to federal income tax in the United States of America. Treasure Success is registered in Hong Kong and has no operating profit. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, and Victory Apparel are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries and VIE were subject to corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. The income tax rate increased to 14% plus a 1% social contribution from January 1, 2020. Effective January 1, 2021, income rate increased to 16% and plus a 1% social contribution.

Jerash Garments and its subsidiaries and VIE are subject to local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period from June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. The exemption has been extended to February 5, 2022.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income and Sales Taxes (Continued)

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during the fiscal years ended March 31, 2021 and 2020.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as functional currency of each abovementioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

	March 31, 2021	March 31, 2020
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7744	US$1=HKD7.7529
	US$1=CNY6.5565	US$1=CNY7.0896
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7527	US$1=HKD7.8163
	US$1=CNY6.7702	US$1=CNY6.9642

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

●	Expected Term: the expected term of a warrant or a stock option is the period of time that the warrant or a stock option is expected to be outstanding.

●	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issued with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company uses the nearest interest rate from the available maturities.

●	Expected Stock Price Volatility: the Company utilizes comparable public company volatility over the same period of time as the life of the warrant or stock option.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

●	Dividend Yield: Stock-based compensation awards granted prior to November 2018 assumed no dividend yield, while any subsequent stock-based compensation awards will be valued using the anticipated dividend yield.

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See “Note 13–Earnings per Share”).

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, credit facilities, accounts payable, accrued expenses, income tax payables, other payables, and operating lease liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2021 and 2020 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2021, and 2020, respectively, $5,122,292 and $6,894,641 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of March 31, 2021, and 2020, respectively, $2,036,147 and $125,830 of the Company’s cash was on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY0.5 million (equivalent to $76,260) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of March 31, 2021, and 2020, respectively, $15,622,051 and $19,847,852 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of March 31, 2021, and 2020, respectively, $81,221 and $48,386 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the fiscal year ended March 31, 2021, two end-customers accounted for 62% and 12% of the Company’s total revenue, respectively. For the fiscal year ended March 31, 2020, two end-customers accounted for 77% and 11% of the Company’s total revenue, respectively. As of March 31, 2021, two end-customers accounted of 68% and 24% of the Company’s total accounts receivable balance, respectively. As of March 31, 2020, four end-customers accounted for 42%, 20%, 20%, and 14% of the Company’s total accounts receivable balance, respectively.

For the fiscal year ended March 31, 2021, the Company purchased approximately 13% of its garments from one major supplier. For the fiscal year ended March 31, 2020, the Company purchased approximately 22%, 16%, and 11% of its raw materials from three major suppliers, respectively. As of March 31, 2021, accounts payable to the Company’s four major suppliers accounted for 19%, 11%, 11%, and 10% of the total accounts payable balance, respectively. As of March 31, 2020, accounts payable to the Company’s three major suppliers accounted for 39%, 16%, and 10% of the total accounts payable balance, respectively.

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

The spread of COVID-19 around the world since March 2020 has caused significant volatility in U.S. and international markets. The Company’s operations during the fiscal year ended March 31, 2021 were impacted by the spread of COVID-19. The Company’s manufacturing facilities in Jordan was operating on limited capacity until June 1, 2020, the shipment of certain sales orders was delayed to the fourth fiscal quarter of 2021, and the Company postponed its construction plan of new housing facilities in Jordan.

There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company currently expects that its operation results for the fiscal year ending March 31, 2022 would not be significantly impacted by COVID-19. However, given the dynamic nature of these circumstances, should there be resurgence of the COVID-19 cases globally and that U.S. government or Jordan government implements new restrictions to contain the spread, it is expected the Company’s business will be negatively impacted.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of the Company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In November 2019, the FASB issued ASU 2019-10, which amended the effective dates of ASU 2016-13. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, ASU 2016-13 will become effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 will become effective for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an SRC, the Company plans to adopt this ASU effective April 1, 2023. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). This ASU is intended to transition away from referencing the London Interbank Offered Rate and other interbank offered rates, and toward new reference rates that are more reliable and robust. The amendments in this ASU are effective immediately for all entities. An entity may elect to apply the amendments in this ASU on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final ASU, up to the date that financial statements are available to be issued. The Company is evaluating the impact of adopting this new ASU and does not expect a significant impact on its consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	March 31, 2021	March 31, 2020
Trade accounts receivable	$12,033,268	$5,340,389
Less: allowances for doubtful accounts	-	(4,641)
Accounts receivable, net	$12,033,268	$5,335,748

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	March 31, 2021	March 31, 2020
Raw materials	$13,293,628	$12,499,301
Work-in-progress	2,057,986	1,541,716
Finished goods	9,684,352	8,592,755
Total inventory	$25,035,966	$22,633,772

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of	As of
	March 31, 2021	March 31, 2020
Advance to suppliers	$3,036,693	$2,118,367
Less: allowances for doubtful accounts	-	(2,000)
Advance to suppliers, net	$3,036,693	$2,116,367

NOTE 7 – LEASES

The Company has 44 operating leases for manufacturing facilities and offices. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in remeasurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Effective April 1, 2019, the Company adopted the new lease accounting standard using a modified retrospective transition method which allowed the Company not to recast comparative periods presented in its consolidated financial statements. In addition, the Company elected the package of practical expedients, which allowed the Company to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company combines the lease and non-lease components in determining the ROU assets and related lease obligation. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities as disclosed below and had no impact on retained earnings as of March 31, 2020. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

March 31, 2021
Right-of-use assets	$1,596,600

Operating lease liabilities - current	$400,043
Operating lease liabilities - non-current	935,773
Total operating lease liabilities	$1,335,816

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2021:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	3.0

Weighted average discount rate	4.06%

During the fiscal years ended March 31, 2021 and 2020, the Company incurred total operating lease expenses of $2,140,894 and $1,963,831, respectively.

NOTE 7 – LEASES (continued)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of March 31, 2021:

2022	$651,349
2023	526,933
2024	302,664
2025	121,599
2026	52,542
Thereafter	-
Total lease payments	1,655,087
Less: imputed interest	(58,489)
Less: prepayments	(260,782)
Present value of lease liabilities	$1,335,816

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of	As of
	March 31, 2021	March 31, 2020
Land (1)	$1,831,192	$1,831,192
Property and buildings	432,562	432,562
Equipment and machinery (2)	8,532,813	7,630,255
Office and electric equipment	825,013	793,405
Automobiles	512,209	480,687
Leasehold improvements	2,943,797	2,765,610
Subtotal	15,077,586	13,933,711
Construction in progress (3)	194,752	194,752
Less: Accumulated depreciation and amortization	(9,572,832)	(7,954,299)
Property and equipment, net	$5,699,506	$6,174,164

(1)	On August 7, 2019 and February 6, 2020, the Company, through Jerash Garments, purchased 12,340 square meters (approximately three acres) and 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan (the “Jordan Properties”), from third parties to construct a factory and a dormitory for the Company’s employees, respectively. The aggregate purchase price of the Jordan Properties was JOD1,177,301 (approximately US$1.7 million).

(2)	On June 18, 2019, the Company acquired all of the outstanding shares of Paramount, a contract manufacturer based in Amman, Jordan. As a result, Paramount became a subsidiary of Jerash Garments, and the Company assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of acquisition, so this transaction was accounted for as an asset acquisition. $980,000 was paid in cash to acquire all of the machinery and equipment from Paramount and the machinery and equipment were transferred to the Company.

(3)	The construction in progress account represents costs incurred for constructing a dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet in the Tafilah Governorate of Jordan. Construction has been temporarily suspended since March 2020 due to the COVID-19 pandemic. The dormitory is expected to be completed and ready for use in fiscal 2022.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of March 31, 2021 and March 31, 2020. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 11,332,974 and 11,325,000 shares of common stock outstanding as of March 31, 2021 and 2020 respectively.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. In addition, PRC companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses. The Company’s subsidiaries and VIE have reserved the maximum amount required.

Dividends

During the fiscal year ended March 31, 2021, on February 5, 2021, November 2, 2020, August 5, 2020, and May 15, 2020, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $566,250 were paid in full on February 23, 2021, November 23, 2020, August 24, 2020, and June 2, 2020, respectively.

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

The fair value of these warrants was estimated as of the grant date using the Black-Scholes model with the major assumptions that the expected term is five years; risk-free interest rate is 1.8% to 2.8%; and the expected volatility is 50.3% to 52.2%. In March 2021, 50,000 warrants were exercised. There were 214,410 and 264,410 warrants outstanding as of March 31, 2021 and March 31, 2020, respectively, with a weighted average exercise price of $6.67 and $6.35, respectively. All of the outstanding warrants were fully vested and exercisable as of March 31, 2021 and 2020.

All stock warrants activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock warrants outstanding at March 31, 2020	264,410	$6.35
Granted	-	-
Exercised	50,000	5.00
Stock warrants outstanding at March 31, 2021	214,410	$6.67

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

On August 3, 2018, the Board of Directors granted the Company’s then Chief Financial Officer and Head of U.S. Operations a total of 150,000 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $6.12 per share and a term of 10 years. The fair value of these options was estimated as of the grant date using the Black-Scholes model with the major assumptions that expected terms is 10 years; risk-free interest rate is 2.95%; and the expected volatility is 50.3%. All these outstanding options were fully vested. 50,000 options were forfeited in October 2020. The remaining 100,000 options became exercisable in August 2019.

On November 27, 2019, the Board of Directors granted the Company’s Chief Financial Officer 50,000 nonqualified stock options under the amended and restated Plan in accordance with the amended and restated Plan at an exercise price of $6.50 per share and a term of 10 years. All these outstanding options became fully vested and exercisable in May 2020. The fair value of the options granted on November 27, 2019 was $126,454. It is estimated as of the grant date using the Black-Scholes model with the major assumptions that expected term of 10 years; risk-free interest rate of 1.77%; expected volatility of 48.59%; and dividend yield of 3.08%.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2020	1,189,500	$6.87
Granted	-	-
Exercised	-	-
Forfeited	53,000	6.17
Stock options outstanding at March 31, 2021	1,136,500	$6.90

Total expenses related to the stock options issued were $66,251 and $278,258 for fiscal years ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $nil remaining amount to vest.

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

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

a.	Related party lease and purchases agreement

On October 3, 2018, Treasure Success and FGIL entered into a lease agreement, pursuant to which Treasure Success leased its office space in Hong Kong from FGIL for a monthly rent in the amount of HKD 119,540 (approximately $15,253) and for a one-year term with an option to extend the term for an additional year at the same rent. On October 3, 2019, Treasure Success exercised the option to extend the lease for an additional year at the same rent. On December 15, 2020, Treasure Success and FGIL renewed the lease agreement with the same term and lease amount. On February 25, 2021, the lease agreement was terminated, and Ford Glory disposed of the property that was subject of the lease agreement between Treasure Success and Ford Glory.

On July 15, 2019, the Company, through Treasure Success, entered into an agreement to purchase office space together with certain parking spaces from FGIL for an aggregate purchase price of HKD 63,000,000 (approximately $8.1 million). Pursuant to the agreement, Treasure Success paid an initial deposit of HKD 6,300,000 (approximately $0.8 million) upon signing the agreement. On October 31, 2019, this agreement was terminated pursuant to its terms because the conditions precedent to closing under the agreement were not met. As a result of the termination, on November 7, 2019, FGIL repaid in full, without interest, the deposit Treasure Success paid at the time the agreement was signed.

On July 1, 2020, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a factory lease agreement, which was a replacement of a previous lease agreement between Treasure Success and Jiangmen V-Apparel Manufacturing Limited dated August 31, 2019, pursuant to which Treasure Success leased additional space for office and sample production purposes in Jiangmen, China from Jiangmen V-Apparel Manufacturing Limited for a monthly rent in the amount of CNY 28,300 (approximately $4,300). The lease had one-year term and might be renewed with a one-month notice. On April 30, 2021, the factory lease agreement between Jiangmen Treasure Success and Jiangmen V-apparel Manufacturing Limited was terminated.

b.	Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Yukwise’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. Total consulting fees under this agreement were $280,000 and $300,000, respectively, for the fiscal years ended March 31, 2021 and 2020.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Multi-Glory’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. Total consulting fees under this agreement were $280,000 and $300,000, respectively, for the fiscal years ended March 31, 2021 and 2020.

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

The HSBC Credit Facilities were guaranteed by Jerash Holdings, Jerash Garments, and Treasure Success. In addition, the HSBC Credit Facilities required cash and other investment security collateral of $3,000,000 and were secured by the personal guarantees of Mr. Choi and Mr. Ng Tsze Lun (“Mr. Ng”). As of January 22, 2019, the security collateral of $3,000,000 had been released. HSBC also released the personal guarantees of Mr. Choi and Mr. Ng on August 12, 2019. The HSBC Credit Facilities provide that drawings under the HSBC Credit Facilities were charged interest at the Hong Kong Interbank Offered Rate plus 1.5% for drawings in HKD, and the London Interbank Offered Rate plus 1.5% for drawings in other currencies. In addition, the HSBC Credit Facilities also contained certain service charges and other commissions and fees.

Under the HSBC Factoring Agreement, HSBC also provided credit protection and debt services related to each of the Company’s preapproved customers. For any approved debts or collections assigned to HSBC, HSBC charged a flat fee of 0.35% on the face value of the invoice for such debt or collection. The Company may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. The Company may receive advances on invoices that are due within 30 days of the delivery of its goods, defined as the maximum invoicing period.

The HSBC Credit Facilities are subject to review at any time, and HSBC has discretion on whether to renew the HSBC Facility. Either party may terminate the HSBC Factoring Agreement subject to a 30-day notice period.

On March 30, 2021, HSBC informed Treasure Success that the debts purchase services under the HSBC Factoring Agreement were terminated with immediate effect. As of March 31, 2021 and 2020, the Company had made $nil and $235 in withdrawals under the HSBC Credit Facilities, which were due within 120 days of each borrowing date or upon demand by HSBC.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of March 31, 2021 and 2020, the Company had $612,703 and $nil outstanding amount, respectively, in import invoice financing under the SCBHK facility.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended March 31, 2021 and 2020. As of March 31, 2021, 1,453,910 warrants and stock options were issued, 50,000 warrants were exercised, 53,000 options were forfeited, and 1,350,910 warrants and stock options were outstanding. For the fiscal years ended March 31, 2021 and 2020, 1,250,910 and 107,200 warrants and stock options were excluded from the EPS calculation, respectively, as they contained anti-dilution provisions.

	Fiscal Year Ended
	March 31,
	(in $000s except share and
	per share information)
	2021	2020
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$4,150	$6,475

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,325,131	11,325,000
Dilutive securities – unexercised warrants and options	180	118,364
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,325,311	11,443,364
Basic and diluted earnings per share	$0.37	$0.57

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the fiscal years ended March 31, 2021 and 2020, outerwear accounted for approximately 91.4% and 85.0% of total revenue. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the fiscal years ended March 31, 2021 and 2020, respectively.

	For the Fiscal Year Ended March 31,
	2021	2020
United States	$79,190,558	$89,123,214
Jordan	5,702,774	3,737,608
Others	5,320,029	163,414
Total	$90,213,361	$93,024,236

96.0% of long-lived assets were located in Jordan as of March 31, 2021.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success, was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of March 31, 2021, Treasure Success had made capital contribution of HKD 3 million (approximately $385,000). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

NOTE 16 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, and Victory Apparel are subject to the regulations of the Income Tax Department in Jordan. The corporate income tax rate is 16% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing on the first day of production. This exemption had been extended for five years until December 31, 2018. Effective January 1, 2019, the Jordanian government reclassified the area where Jerash Garments and its subsidiaries are to a Development Zone. In accordance with the Development Zone law, Jerash Garments and its subsidiaries and VIE began paying corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. The income tax rate increased to 14% plus a 1% social contribution from January 1, 2020. Effective January 1, 2021, this rate increased to 16% plus a 1% social contribution.

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

Income tax payable consisted of the following:

	As of March 31, 2021	As of March 31, 2020
Income tax payable – current	$1,803,175	$1,088,497
Income tax payable – non-current	1,094,048	1,227,632
	$2,897,223	$2,316,129

The provision for income taxes consisted of the following:

	For the fiscal years ended March 31,
	2021	2020
Domestic and foreign components of income (loss) before income taxes
Domestic	$(1,163,505)	$(1,811,749)
Foreign	6,657,775	9,456,015
Total	$5,494,270	$7,644,266

	For the fiscal years ended March 31,
	2021	2020
Provision (benefit) for income taxes
Current tax:
U.S. federal	$10,574	$4,002
U.S. state and local	1,550	50
Foreign	1,342,290	1,229,000
Total Current Tax	1,354,414	1,233,052
Deferred tax:
U.S. federal	(8,768)	(58,434)
Total deferred tax	(8,768)	(58,434)
Total tax	$1,345,646	$1,174,618

Effective tax rates	24.5%	15.4%

NOTE 16 – INCOME TAX (continued)

A reconciliation of the effective tax rate was as follows:

	For the fiscal years ended March 31,
	2021	2020
Tax at statutory rate	$1,158,858	$1,605,296
State tax, net of federal benefit	632	40
Non-deductible expenses	17	29
Non-taxable income	(564)	(10,151)
Global Intangible Low-Taxed Income	767,729	1,130,422
Tax Credits	(536,999)	(808,407)
Foreign tax rate differential	(58,304)	(804,026)
Valuation Allowance	3,026	57,413
Provision to return adjustments	11,251	4,002
Total	$1,345,646	$1,174,618

The Company’s deferred tax assets and liabilities at March 31, 2021 and 2020 consisted of the following:

Deferred tax assets	As of March 31, 2021	As of March 31, 2020
Stock based compensation	$148,663	$139,895
Net operating losses carried forward	151,246	148,220
Less: valuation allowance	(151,246)	(148,220)
Deferred tax assets, net	$148,663	$139,895

Deferred tax assets are reduced by a valuation allowance when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2021 and 2020, the allowance for deferred tax assets was $151,246 and $148,220 respectively.

As of March 31, 2021, the Company had cumulative book-tax basis differences in its foreign subsidiaries of approximately $20.9 million. The Company has not recorded a U.S. deferred tax liability for the book-tax basis in its foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The reversal of this temporary difference would occur upon the sale or liquidation of the Company’s foreign subsidiaries, and the estimated impact of the reversal of this temporary difference is approximately $4.4 million.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to December 31, 2016.

NOTE 17 – SUBSEQUENT EVENTS

On April 19, 2021, the Company announced that it commenced the construction of a 189,000 square-foot housing facility for its multi-national workforce, situated on a 49,000 square-foot site owned by the Company, in Al Tajamouat Industrial City, Jordan. Completion and occupancy of the new building is anticipated by mid-2022.

On April 30, 2021, the factory lease agreement between Jiangmen Treasure Success and Jiangmen V-apparel Manufacturing Limited was terminated.

On May 11, 2021, Treasure Success entered into a three-year lease agreement with an independent third party, pursuant to which Treasure Success leased a staff quarter in Hong Kong for a monthly rent in the amount of HK $75,000 (approximately $9,615) for the first year and HKD $82,500 (approximately $10,577) starting from the second year. The staff quarter is occupied by Mr. Ng.

On May 14, 2021, the Board of Directors approved the payment of a dividend of $0.05 per share payable on June 2, 2021, to stockholders of record as of the close of business on May 25, 2021.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of March 31, 2021, concluded that our disclosure controls and procedures were effective as of that date.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of March 31, 2021, our internal control over financial reporting was effective.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, the information set forth in our Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) to be filed within 120 days following the end of our fiscal year, under the headings “Proposal No. 1—Election of Directors,” “Our Executive Officers,” “Section 16(a) Compliance,” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, the information set forth in the 2021 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,350,910	$6.85	594,750
Equity compensation plans not approved by security holders	-	$-	-
Total	1,350,910	$6.85	594,750

For additional information concerning our equity compensation plans, see the discussion in “Note 10—Stock-Based Compensation.”

The remainder of the information required by this Item is set forth in the 2021 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information set forth in the 2021 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices and Policies—Board and Committee Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, the information set forth in the 2021 Proxy Statement under the heading “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Matters Relating to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-1, filed with the SEC on September 19, 2018

3.2	Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.1 to the Form 8-K, filed with the SEC on July 24, 2019

4.1	Specimen Certificate for Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Form S-1, filed with the SEC on June 27, 2017

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Form 10-K, filed with the SEC on June 28, 2019

10.1	Form of Private Placement Warrant	Incorporated herein by reference to Exhibit 10.3 to the Form S-1, filed with the SEC on June 27, 2017

10.2	Letter Agreement for Banking Facilities, dated as of May 29, 2017, by and between The Hongkong and Shanghai Banking Corporation Limited and Treasure Success International Limited	Incorporated herein by reference to Exhibit 10.4 to the Form S-1, filed with the SEC on June 27, 2017

10.3	Letter Agreement for Banking Faculties, dated June 19, 2018, by and between The Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited and Jerash Garments and Fashions Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.22 to the Form 10-K, filed with the SEC on June 28, 2019

10.4	Letter Agreement for Banking Facilities, dated August 12, 2019, by and between Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited and Jerash Garments and Fashions Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on August 26, 2019

10.5	Letter Agreement for Banking Facilities, dated July 3, 2020, by and between Hongkong and Shanghai Banking Corporation Limited, Treasure Success International Limited, and Jerash Garments and Fashions Manufacturing Company Limited	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2020

10.6	Facility Letter, dated June 15, 2018, by and between Treasure Success International Limited and Standard Chartered Bank (Hong Kong) Limited	Incorporated herein by reference to Exhibit 10.2 to the Form 10-Q, filed with the SEC on February 13, 2019

10.7	Standard Chartered Global Master Credit Terms	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019

10.8	Standard Chartered Global Master Trade Terms	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on February 13, 2019

10.9+	Unified Employment Agreement for Expatriate Staff in the Textile, Garment and Clothing Industry between Jerash Garments and Fashions Manufacturing Company Limited and Wei Yang dated as of May 1, 2020	Incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q, filed with the SEC on June 29, 2020

10.10+	Consulting Agreement, dated January 12, 2018, by and between Treasure Success International Limited and Yukwise Limited	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on January 16, 2018

10.11+	Consulting Agreement, dated January 16, 2018, by and between Treasure Success International Limited and Multi-Glory Corporation Ltd.	Incorporated herein by reference to Exhibit 10.18 to the Form S-1, filed with the SEC on January 18, 2018

10.12	Form of Underwriter’s Warrant	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-1, filed with the SEC on March 9, 2018

10.13+	Amended and Restated 2018 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 19, 2019

10.14+	Form of Option Award Notice and Agreement (Employee)	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.15+	Form of Option Award Notice and Agreement (Consultant)	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.16+	Employment Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on December 2, 2019

10.17	Director Offer Letter dated June 15, 2020 by and between Jerash Holdings (US), Inc. and Bill Korn	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 15, 2020

10.18+	Option Award Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on December 2, 2019

10.19+	Form of Indemnification Agreement	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on June 15, 2020

10.20	Factory Lease Agreement between Jiangmen Treasure Success and Guangdong Huadian Technology Industry Co., Ltd. dated January 1, 2021	Filed herewith

10.21	Lease Agreement between Treasure Success and Ever Winland Limited dated February 26, 2021	Filed herewith

14.1	Code of Ethics	Incorporated herein by reference to Exhibit 14.1 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020

21.1	Subsidiaries of Jerash Holdings (US), Inc.	Filed herewith

23.1	Consent of Friedman LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Linkbase	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERASH HOLDINGS (US), INC.

Date: June 23, 2021	By:	/s/ Gilbert K. Lee
	Name:	Gilbert K. Lee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on June 23, 2021.

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