Form 10-Q
period 2021-06-30
Jerash Holdings (US), Inc.
filed 2021-08-12
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, there were 11,334,318 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2021

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,
SUBSIDIARIES AND AFFILIATE
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(Unaudited)

ASSETS
Current Assets:
Cash	$7,656,488	$21,126,090
Restricted cash	-	714,844
Accounts receivable, net	19,581,753	12,033,268
Tax recoverable	390,794	379,719
Inventories	31,300,441	25,035,966
Prepaid expenses and other current assets	2,455,375	2,329,289
Investment deposit	1,082,905	-
Advance to suppliers, net	111,434	3,036,693
Total Current Assets	62,579,190	64,655,869

Restricted cash - non-current	876,211	1,020,777
Long-term deposits	62,930	128,690
Deferred tax assets, net	148,663	148,663
Property, plant and equipment, net	6,050,350	5,699,506
Right of use assets	1,784,817	1,596,600
Total Assets	$71,502,161	$73,250,105

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$-	$612,703
Accounts payable	5,458,665	7,922,839
Accrued expenses	2,692,737	2,332,867
Income tax payable - current	1,506,270	1,803,175
Other payables	1,032,899	1,455,208
Operating lease liabilities - current	519,599	400,043
Total Current Liabilities	11,210,170	14,526,835

Operating lease liabilities - non-current	1,055,972	935,773
Income tax payable - non-current	1,094,048	1,094,048
Total Liabilities	13,360,190	16,556,656

Commitments and Contingencies

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,334,318 and 11,332,974 shares issued and outstanding respectively	11,334	11,333
Additional paid-in capital	15,301,784	15,301,268
Statutory reserve	346,315	346,315
Retained earnings	42,116,348	40,748,314
Accumulated other comprehensive gain (loss)	64,087	(15,901)
Total Jerash Holdings (US), Inc.’s Stockholder’s Equity	57,839,868	56,391,329

Noncontrolling interest	302,103	302,120
Total Equity	58,141,971	56,693,449

Total Liabilities and Equity	$71,502,161	$73,250,105

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC.,
SUBSIDIARIES AND AFFILIATE
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,
	2021	2020

Revenue, net	$29,888,692	$18,706,755
Cost of goods sold	24,257,750	15,655,185
Gross Profit	5,630,942	3,051,570

Selling, general and administrative expenses	3,314,231	1,850,827
Stock-based compensation expenses	517	42,151
Total Operating Expenses	3,314,748	1,892,978

Income from Operations	2,316,194	1,158,592

Other Income (Expense):
Other income (expense), net	36,281	(2,739)
Total other income (expense), net	36,281	(2,739)

Net income before provision for income taxes	2,352,475	1,155,853

Income tax expense	417,809	342,000

Net Income	1,934,666	813,853

Net loss attributable to noncontrolling interest	17	6
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$1,934,683	$813,859

Net Income	$1,934,666	$813,853
Other Comprehensive Income:
Foreign currency translation gain (loss)	79,988	(553)
Total Comprehensive Income	2,014,654	813,300
Comprehensive income attributable to noncontrolling interest	-	-
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$2,014,654	$813,300

Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$0.17	$0.07

Weighted Average Number of Shares
Basic	11,333,934	11,325,000
Diluted	11,354,680	11,330,210

Dividend per share	$0.05	$0.05

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC.,
SUBSIDIARIES AND AFFILIATE
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Non controlling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Gain (Loss)	Interest	Equity
Balance at March 31, 2020	-	$-	11,325,000	$11,325	$15,235,025	$212,739	$38,997,177	$(8,324)	$303,209	$54,751,151

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	42,151	-	-	-	-	42,151
Net income (loss)	-	-	-	-	-	-	813,859	-	(6)	813,853
Dividend payment	-	-	-	-	-	-	(566,250)	-	-	(566,250)
Foreign currency translation loss	-	-	-	-	-	-	-	(553)	-	(553)

Balance at June 30, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$39,244,786	$(8,877)	$303,203	$55,040,352

Balance at March 31, 2021	-	$-	11,332,974	$11,333	$15,301,268	$346,315	40,748,314	$(15,901)	$302,120	$56,693,449

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	517	-	-	-	-	517
Cashless exercise of warrants	-	-	1,344	1	(1)	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	1,934,683	-	(17)	1,934,666
Dividend payment	-	-	-	-	-	-	(566,649)	-	-	(566,649)
Foreign currency translation gain	-	-	-	-	-	-	-	79,988	-	79,988

Balance at June 30, 2021 (unaudited)	-	$-	11,334,318	$11,334	$15,301,784	$346,315	$42,116,348	$64,087	$302,103	$58,141,971

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

JERASH HOLDINGS (US), INC.,
SUBSIDIARIES AND AFFILIATE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,934,666	$813,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404,526	412,054
Stock-based compensation expenses	517	42,151
Bad debt expense	-	18,043
Amortization of operating lease right-of-use assets	172,891	131,088
Changes in operating assets:
Accounts receivable	(7,548,486)	(10,531,884)
Inventories	(6,264,474)	4,556,693
Prepaid expenses and other current assets	(126,087)	504,484
Advance to suppliers	2,925,259	(1,052,028)
Changes in operating liabilities:
Accounts payable	(2,464,174)	(2,611,778)
Accrued expenses	359,870	(117,773)
Other payables	(422,310)	158,678
Operating lease liabilities	(121,352)	(84,315)
Income tax payable	(307,997)	193,881
Net cash used in operating activities	(11,457,151)	(7,566,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(626,680)	(165,522)
Acquisition Deposit	(1,082,905)	-
Payment for long-term deposits	(62,930)	(76,283)
Net cash used in investing activities	(1,772,515)	(241,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(566,649)	(566,250)
Repayment from short-term loan	(612,703)	(235)
Net cash used in financing activities	(1,179,352)	(566,485)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	80,006	(595)

NET DECREASE IN CASH	(14,329,012)	(8,375,738)

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	22,861,711	26,916,709

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$8,532,699	$18,540,971

CASH AND RESTRICTED CASH, END OF PERIOD	8,532,699	18,540,971
LESS: NON-CURRENT RESTRICTED CASH	876,211	786,298
CASH, END OF PERIOD	$7,656,488	$17,754,673

Supplemental disclosure information:
Cash paid for interest	$28,639	$-
Income tax paid	$724,443	$148,119

Non-cash financing activities
Right of use assets obtained in exchange for operating lease obligations	$353,611	$68,932

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

Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) is a wholly owned subsidiary of Jerash Holdings and was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”), as a limited liability company on November 26, 2000 with a declared capital of 150,000 Jordanian Dinar (“JOD”) (approximately US$212,000) as of June 30, 2021.

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both incorporated in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with a declared capital of JOD 50,000 as of June 30, 2021. Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2021 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, and its subsidiaries and VIE. All significant intercompany balances and transactions have been eliminated in consolidation.

VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which a company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The Company’s VIE, Victory Apparel, was inactive for the three months ended June 30, 2021, and the net assets of the VIE were approximately $0.3 million as of June 30, 2021 and March 31, 2021.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of June 30, 2021 and March 31, 2021, the Company had no cash equivalents.

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

The Company had no short-term investments as of June 30, 2021 and March 31, 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three months ended June 30, 2021 and 2020.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. For the three months ended June 30, 2021 and 2020, there was no revenue recognized from performance obligations related to prior periods. As of June 30, 2021, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $354,165 and $183,913 for the three months ended June 30, 2021 and 2020, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income and Sales Taxes (continued)

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during the three months ended June 30, 2021 and 2020.

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

	June 30, 2021	March 31, 2021
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7652	US$1=HKD7.7744
	US$1=CNY6.4579	US$1=CNY6.5565
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7655	US$1=HKD7.7527
	US$1=CNY6.4591	US$1=CNY6.7702

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

●	Expected Term: the expected term of a warrant or a stock option is the period of time that the warrant or a stock option is expected to be outstanding.

●	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issued with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company uses the nearest interest rate from the available maturities.

●	Expected Stock Price Volatility: the Company utilizes the expected volatility of the Company’s common stock over the same period of time as the life of the warrant or stock option.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

●	Dividend Yield: Stock-based compensation awards granted prior to November 2018 assumed no dividend yield, while any subsequent stock-based compensation awards will be valued using the anticipated dividend yield.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, credit facilities, accounts payable, accrued expenses, income tax payables, other payables, and operating lease liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2021 and March 31, 2021 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2021 and March 31, 2021, respectively, $4,062,216 and $5,122,292 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of June 30, 2021, and March 31, 2021, respectively, $991,784 and $2,036,147 of the Company’s cash was on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY0.5 million (equivalent to $77,420) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of June 30, 2021, and March 31, 2021, respectively, $3,417,235 and $15,622,051 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of June 30, 2021, and March 31, 2021, respectively, $61,464 and $81,221 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and change of local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended June 30, 2021, two end-customers accounted for 68% and 31% of the Company’s total revenue, respectively. For the three months ended June 30, 2020, one end-customers accounted for 78% of the Company’s total revenue, respectively. As of June 30, 2021, two end-customers accounted of 86% and 12% of the Company’s total accounts receivable balance, respectively. As of March 31, 2021, two end-customers accounted for 68% and 24% of the Company’s total accounts receivable balance, respectively.

For the three months ended June 30, 2021, the Company purchased approximately 17%, 13%, and 12% of its garments and raw materials from three major suppliers, respectively. For the three months ended June 30, 2020, the Company purchased approximately 19% and 10% of its raw materials from two major suppliers, respectively. As of June 30, 2021, accounts payable to the Company’s two major suppliers accounted for 23% and 18% of the total accounts payable balance, respectively. As of March 31, 2021, accounts payable to the Company’s four major suppliers accounted for 19%, 11%, 11%, and 10% of the total accounts payable balance, respectively.

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

The spread of COVID-19 around the world since March 2020 has caused significant volatility in U.S. and international markets. The Company’s operations were negatively impacted during the first three quarters of the fiscal year ended March 31, 2021 due to COVID-19 related shutdowns, global logistics disruptions, and order cancelations and shipment delays. However, sales growth resumed in the fourth quarter of the fiscal year and has extended well into the current fiscal year. The Company does not believe the spread of COVID-19 had a significant impact on its operations during the three months period ended June 30, 2021.

There is still significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company currently expects that its operation results for the fiscal year ending March 31, 2022 would not be significantly impacted by COVID-19. However, given the dynamic nature of these circumstances, should there be resurgence of the COVID-19 cases globally and U.S. government or Jordan government implement new restrictions to contain the spread, the Company’s business would be negatively impacted.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this new ASU in April 2021 and the adoption of the new ASU did not have a significant impact on its consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	June 30, 2021	March 31, 2021
Trade accounts receivable	$19,581,753	$12,033,268
Less: allowances for doubtful accounts	-	-
Accounts receivable, net	$19,581,753	$12,033,268

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	June 30, 2021	March 31, 2021
Raw materials	$15,520,046	$13,293,628
Work-in-progress	1,371,915	2,057,986
Finished goods	14,408,480	9,684,352
Total inventory	$31,300,441	$25,035,966

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of	As of
	June 30, 2021	March 31, 2021
Advance to suppliers	$111,434	$3,036,693
Less: allowances for doubtful accounts	-	-
Advance to suppliers, net	$111,434	$3,036,693

NOTE 7 – LEASES

The Company has 47 operating leases for manufacturing facilities and offices. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

June 30, 2021
Right-of-use assets	$1,784,817

Operating lease liabilities - current	$519,599
Operating lease liabilities - non-current	1,055,972
Total operating lease liabilities	$1,575,571

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of June 30, 2021:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	2.9

Weighted average discount rate	4.06%

During the three months ended June 30, 2021 and 2020, the Company incurred total operating lease expenses of $584,737 and $511,773, respectively.

NOTE 7 – LEASES (continued)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of June 30, 2021:

2022	$562,979
2023	628,798
2024	404,303
2025	135,398
2026	97,095
Thereafter	-
Total lease payments	1,828,573
Less: imputed interest	(43,758)
Less: prepayments	(209,244)
Present value of lease liabilities	$1,575,571

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of	As of
	June 30, 2021	March 31, 2021
Land (1)	$1,831,192	$1,831,192
Property and buildings	432,562	432,562
Equipment and machinery (2)	8,788,683	8,532,813
Office and electric equipment	853,503	825,013
Automobiles	781,525	512,209
Leasehold improvements	3,145,491	2,943,797
Subtotal	15,832,956	15,077,586
Construction in progress (3)	194,752	194,752
Less: Accumulated depreciation and amortization	(9,977,358)	(9,572,832)
Property and equipment, net	$6,050,350	$5,699,506

(1)	On August 7, 2019 and February 6, 2020, the Company, through Jerash Garments, purchased 12,340 square meters (approximately three acres) and 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan (the “Jordan Properties”), from third parties to construct a factory and a dormitory for the Company’s employees, respectively. The aggregate purchase price of the Jordan Properties was JOD1,177,301 (approximately US$1.7 million).

(2)	On June 18, 2019, the Company acquired all of the outstanding shares of Paramount, a contract manufacturer based in Amman, Jordan. As a result, Paramount became a subsidiary of Jerash Garments, and the Company assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of acquisition, so this transaction was accounted for as an asset acquisition. $980,000 was paid in cash to acquire all of the machinery and equipment from Paramount and the machinery and equipment were transferred to the Company.

(3)	The construction in progress account represents costs incurred for constructing a dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet in the Tafilah Governorate of Jordan. Construction has been temporarily suspended since March 2020 due to the COVID-19 pandemic. The dormitory is expected to be completed and ready for use in fiscal 2022.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of June 30, 2021 and March 31, 2020. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 11,334,318 and 11,332,974 shares of common stock outstanding as of June 30, 2021 and March 31, 2021, respectively.

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

Dividends

During the fiscal year ending March 31, 2022, on May 14, 2021, the Board of Directors declared a cash dividend of $0.05 per share of common stock. The cash dividends of $566,649 were paid in full on June 2, 2021.

During the fiscal year ended March 31, 2021, on February 5, 2021, November 2, 2020, August 5, 2020, and May 15, 2020, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $566,250 were paid in full on February 23, 2021, November 23, 2020, August 24, 2020, and June 2, 2020, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. The major assumptions used in the Black Scholes model included the followings: the expected term is five years; risk-free interest rate is 1.8% to 2.8%; and the expected volatility is 50.3% to 52.2%. For the three months ended June 30, 2021, 20,000 warrants were exercised. There were 194,410 warrants outstanding as of June 30, 2021 with a weighted average exercise price of $6.71. All of the outstanding warrants were fully vested and exercisable as of June 30, 2021 and March 31, 2021.

All stock warrants activities are summarized as follows:

		Weighted Average
	Option to Acquire Shares	Exercise Price
Stock warrants outstanding at March 31, 2021	214,410	$6.67
Granted	-	-
Exercised	20,000	6.25
Stock warrants outstanding at June 30, 2021	194,410	$6.71

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

All stock option activities are summarized as follows:

		Weighted Average
	Option to Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2021	1,136,500	$6.90
Granted	-	-
Exercised	-	-
Forfeited	-	-
Stock options outstanding at June 30, 2021	1,136,500	$6.90

Restricted Stock Unit

On June 24, 2021, the Board of Directors approved the grant of 200,000 Restricted Stock Unit (“RSU”) under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. The fair value of these RSUs on June 24, 2021 was $1,266,000, based on the market price of the Company’s common stock as of the date of the grant. As of June 30, 2021, there were $1,241,383 unrecognized stock-based compensation expenses to be recognized in the future.

Total expenses related to the stock options issued were $517 and $42,151 for the three months ended June 30, 2021 and June 30, 2020, respectively.

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

On July 1, 2020, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a factory lease agreement, which was a replacement of a previous lease agreement between Treasure Success and Jiangmen V-Apparel Manufacturing Limited dated August 31, 2019, pursuant to which Treasure Success leased additional space for office and sample production purposes in Jiangmen, China from Jiangmen V-Apparel Manufacturing Limited for a monthly rent in the amount of CNY 28,300 (approximately $4,400). The lease had one-year term and could be renewed with a one-month notice. On April 30, 2021, the factory lease agreement between Jiangmen Treasure Success and Jiangmen V-apparel Manufacturing Limited was terminated.

b.	Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Yukwise’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. Total consulting fees under this agreement were $75,000 and $65,000, respectively, for the three months ended June 30, 2021 and 2020.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Multi-Glory’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. Total consulting fees under this agreement were $75,000 and $65,000, respectively, for the three months ended June 30, 2021 and 2020.

NOTE 12 – CREDIT FACILITIES

Pursuant to a letter agreement dated May 29, 2017, Treasure Success entered into an initial $8,000,000 import credit facility with Hong Kong and Shanghai Banking Corporation (“HSBC”) (the “2017 Facility Letter”), which was first amended pursuant to a letter agreement between HSBC, Treasure Success, and Jerash Garments dated June 19, 2018 (the “2018 Facility Letter”), further amended pursuant to a letter agreement dated August 12, 2019 (the “2019 Facility Letter”), and further amended pursuant to a letter agreement dated July 3, 2020 (the “2020 Facility Letter,” and together with the 2017 Facility Letter, 2018 Facility Letter, and 2019 Facility Letter, the “HSBC Facility”). The 2020 Facility Letter extended the term of the HSBC Facility indefinitely. Pursuant to the HSBC Facility, the Company had a total credit limit of $11,000,000.

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

NOTE 12 – CREDIT FACILITIES (continued)

The HSBC Credit Facilities were subject to review at any time, and HSBC had discretion on whether to renew the HSBC Facility. Either party could terminate the HSBC Factoring Agreement subject to a 30-day notice period.

On March 30, 2021, HSBC informed Treasure Success that the debts purchase services under the HSBC Factoring Agreement were terminated with immediate effect. As of June 30, 2021 and March 31, 2021, the Company had made $nil and $nil in withdrawals under the HSBC Credit Facilities, which were due within 120 days of each borrowing date or upon demand by HSBC. On June 30, 2021, the Company terminated the HSBC Facilities with immediately effect.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of June 30, 2021 and March 31, 2021, the Company had $nil and $612,703 outstanding amount, respectively, in import invoice financing under the SCBHK facility.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2021 and 2020. As of June 30, 2021, 1,530,910 RSUs, warrants, and stock options were outstanding. For the three months ended June 30, 2021 and 2020, 1,043,700 and 1,403,910 warrants and stock options were excluded from the EPS calculation, respectively, as the result would be anti-dilutive.

	Three Months Ended
	June 30,
	2021	2020
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$1,934,683	$813,859

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,333,934	11,325,000
Dilutive securities – unexercised warrants and options	20,746	5,210
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,354,680	11,330,210
Basic and diluted earnings per share	$0.17	$0.07

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended June 30, 2021 and 2020, outerwear accounted for approximately 98.5% and 93.3% of total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended June 30, 2021 and 2020, respectively.

	For the three months Ended June 30,
	2021	2020
United States	$29,451,877	$17,581,173
Jordan	159,839	1,125,582
Others	276,976	-
Total	$29,888,692	$18,706,755

89.6% of long-lived assets were located in Jordan as of June 30, 2021.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success, was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of June 30, 2021, Treasure Success had made capital contribution of HKD 3 million (approximately $385,000). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

On June 24, 2021, the Company, through its wholly owned subsidiary Jerash Garments, entered into a Sale and Purchase Contract (the “MK Agreement”) with MK Garments MFG Co. Jordan (“MK Garments”). Pursuant to the MK Agreement, MK Garments agreed to sell, and Jerash Garments agreed to purchase, 100% of the ownership interests in Mustafa and Kamal Ashraf Trading Company (Jordan) for the Manufacture of Ready-Made Clothes LLC for a consideration of $2.8 million. The MK Agreement contains customary representations and warranties of Jerash Garments and MK Garments, customary conditions to closing, other obligations and rights of the parties, and termination provisions. The Company expects to complete this acquisition in September 2021. As of June 30, 2021, the Company paid $1,082,905. The Company will pay the remaining $1.7 million upon the acquisition closing.

On July 14, 2021, the Company through its wholly owned subsidiary Jerash Garments, entered into a Sale and Purchase Contract (the “Kawkab Agreement”) with Kawkab Venus Dowalyah Lisenaet Albesah (the “Seller”). Pursuant to the Kawkab Agreement, the Seller agreed to sell, and Jerash Garments agreed to purchase, 100% ownership interests in Kawkab Venus Al Dowalyah for Garment Manufacturing LLC for a consideration of $2.7 million. The Kawkab Agreement contains customary representations and warranties of Jerash Garments and the Seller, customary conditions to closing, other obligations and rights of the parties, and termination provisions. The Company expects to complete this acquisition in November 2021.

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

Interim income tax expenses or benefit is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full fiscal year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended June 30, 2021 was 17.8% and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

NOTE 17 – SUBSEQUENT EVENTS

On August 5, 2021, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on August 24 2021 to stockholders of record as of the close of business on August 17, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and in subsequent reports that we file with the Securities and Exchange Commission (the “SEC”).

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on June 23, 2021. References to fiscal 2022 and fiscal 2021 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ending March 31, 2022, and fiscal year ended March 31, 2021, respectively.

Impact of COVID-19 on our business

Collectability of receivables. We had accounts receivable of $19.6 million as of June 30, 2021, out of which $16.3 million had been received through August 10, 2021. Two major customers have started to offer early payment alternatives since May and July 2021, which have shortened payment terms to below 10 days from submission of documents. See “—Liquidity and Capital Resources” for more details.

Inventory. We had inventory of $31.3 million as of June 30, 2021, substantially for orders scheduled to be shipped within fiscal 2022.

Investments. We acquired two pieces of land in fiscal 2020 for the construction of dormitory and production facilities. Due to the COVID-19 outbreak, management previously decided to hold off the construction to wait for a clearer picture on customer demand. As customer orders recovered to a satisfactory level, in April 2021, management decided to resume the preparation work for the dormitory construction, which is expected to be completed and ready for use in fiscal 2022. In June and July 2021, we entered into two Sale and Purchase Contracts to acquire a garment factory and the factory land, which are expected to complete in September and November 2021, respectively. See “Note 15—Commitments and Contingencies—Commitments.”

Revenue. For the quarter ended June 30, 2021, our sales were $29.9 million, which represented an approximate 60% increase from that of the same period in fiscal 2021. We continue to proactively communicate with our existing customers to reconfirm their orders and shipment schedules for the rest of fiscal 2022. However, the above is subject to the progress of ongoing reopening of economies in the U.S. and the EU that would significantly impact both order fulfilment and delivery schedules.

Liquidity/Going Concern. As of June 30, 2021, we had approximately $8.5 million of cash and cash equivalent and net current assets of approximately $62.6 million with a current ratio of 5.6 to 1. In addition, we had banking facilities with aggregate limits of $3 million with $0 outstanding as of June 30, 2021. Given the above, we believe that we will have sufficient financial resources to maintain as a going concern in fiscal 2022.

Capital Expenditures. In fiscal 2021, management decided to put on hold the construction projects to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the COVID-19 pandemic. As customer orders recovered to a satisfactory level, management decided to restart the preparation work for the construction of the dormitory in April 2021. The dormitory is expected to be completed and ready for use in fiscal 2022.

Results of Operations

Three months ended June 30, 2021 and 2020

The following table summarizes the results of our operations during the three-month periods ended June 30, 2021 and 2020, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$29,889	100%	$18,707	100%	$11,182	60%
Cost of goods sold	24,258	81%	15,655	84%	8,603	55%
Gross profit	5,631	19%	3,052	16%	2,579	85%

Selling, general and administrative expenses	3,314	11%	1,851	10%	1,463	79%
Stock-based compensation expenses	1	0%	42	0%	(41)	(98)%
Other income (expenses), net	36	0%	(3)	0%	39	1,425%
Net income before taxation	$2,352	8%	$1,156	6%	$1,196	103%
Taxation	418	2%	342	2%	76	22%
Net income	$1,934	6%	$814	4%	$1,120	138%

Revenue. Revenue increased by approximately $11.2 million, or 60%, to $29.9 million, for the three months ended June 30, 2021, from approximately $18.7 million for the same period in fiscal 2021. The increase was mainly due to increases in shipments to our two major customers.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended June 30, 2021 and 2020.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$20,210	68%	$14,548	78%
New Balance	9,216	31%	1,450	8%
Others	463	1%	2,709	14%
Total	$29,889	100%	$18,707	100%

(1)	A large portion of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$29,452	99%	$17,581	94%	$11,871	68%
Jordan	160	0%	1,126	6%	(966)	(86)%
Others	277	1%	-	0%	277	-%
Total	$29,889	100%	$18,707	100%	$11,182	60%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase of approximately 68% in sales to the U.S. during the three months ended June 30, 2021 was mainly attributable to the increase in sales to our two major customers in the U.S. following the stronger demand amid the reopening of the U.S. economy.

During the three months ended June 30, 2021, aggregate sales to Jordan and other locations, such as Hong Kong and China, decreased by 61% from approximately $1.1 million to $0.4 million from the same period last year as our factories took up more export orders to the U.S. that typically provide higher profit margin.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $8.6 million, or 55%, to approximately $24.3 million for the three months ended June 30, 2021 from approximately $15.7 million for the same period in fiscal 2021. As a percentage of revenue, the cost of goods sold decreased by approximately 3% points to 81% for the three months ended June 30, 2021 from 84% for the same period in fiscal 2021. The decrease in cost of goods sold as a percentage of revenue was primarily attributable to higher production and sales volumes in fiscal 2022 as compared to the gradual resumption of operations in the same quarter in 2021 after the national lockdown in Jordan in March 2021, and a higher proportion of export orders that typically provide higher profit margin.

For the three months ended June 30, 2021, we purchased 17%, 13% and 12% of our garments and raw materials from three major suppliers, respectively. For the three months ended June 30, 2020, we purchased 19% and 10% of our raw materials from two major suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 19% for the three months ended June 30, 2021, which increased by 3% points from 16% for the same period in fiscal 2021. The increase in gross profit margin was primarily driven by a higher proportion of export orders that typically have higher profit margin and higher production and sales volumes in fiscal 2022 as discussed above.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased by approximately 79% from approximately $1.9 million for the three months ended June 30, 2020, to approximately $3.3 million for the three months ended June 30, 2021. The increase was primarily attributable to the increase in production bonus following the increase in production volume, the increase in headcounts in Jordan, China, and Hong Kong to support sales projection, proportional increase in shipment costs due to the increase in sales, and an increase in expenses for COVID-19 precaution and recruitment costs for new migrant workers.

Other income (expenses), net. Other income, net was approximately $36,000 for the three months ended June 30, 2021, as compared to other expenses, net of approximately $3,000 for the same period in fiscal 2021. The increase in income was primarily due to a gain on exchange difference.

Taxation. Income tax expenses for the three months ended June 30, 2021 was approximately $418,000 compared to income tax expenses of approximately $342,000 for the same period in fiscal 2021. The decrease in the effective tax rate mainly resulted from the increase of net income before tax in Jordan, offsetting the increase of 1% of local tax rate in Jordan. The effective tax rate was down to 17.8% for the three months ended June 30, 2021, compared to 29.6% for the three months ended June 30, 2020.

Net income. Net income for the three months ended June 30, 2021 was approximately $1.9 million compared to net income of approximately $0.8 million for the same period in fiscal 2021. The increase was mainly attributable to higher sales volume with better profit margin as discussed above.

Liquidity and Capital Resources

We are a holding company incorporated in Delaware. As a holding company, we rely on dividends and other distributions from our Jordanian subsidiaries to satisfy our liquidity requirements. Current Jordanian regulations permit our Jordanian subsidiaries and VIE to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. In addition, our Jordanian subsidiaries and VIE are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. We have relied on direct payments of expenses by our subsidiaries and VIE (which generate revenue) to meet our obligations to date. To the extent payments are due in U.S. dollars, we have occasionally paid such amounts in JOD to an entity controlled by our management capable of paying such amounts in U.S. dollars. Such transactions have been made at prevailing exchange rates and have resulted in immaterial losses or gains on currency exchange but no other profit.

As of June 30, 2021, we had cash of approximately $7.6 million and restricted cash of approximately $0.9 million compared to cash of approximately $21.1 million and restricted cash of approximately $1.7 million as of March 31, 2021. The decrease in total cash was mainly a result of an increase in closing inventory, an increase in accounts receivable, and a decrease in accounts payable.

Our current assets as of June 30, 2021 were approximately $62.6 million and our current liabilities were approximately $11.2 million, which resulted in a ratio of approximately 5.6 to 1. As of March 31, 2021, our current assets were approximately $64.7 million and our current liabilities were $14.5 million, resulting in a ratio of 4.5 to 1.

The primary driver in the decrease in current assets was the decrease in advance to suppliers. Cash and restricted cash decreased by approximately $14.2 million due to the increase in inventory by approximately $6.3 million and the increase in accounts receivable by $7.5 million, and the payments for capital expenditures of approximately $630,000.

The primary driver in the decrease in current liabilities was the decrease in accounts payable by approximately $2.5 million after the requirements for raw material purchases peaked at around April 2021.

Total equity as of June 30, 2021 was approximately $58.1 million compared to $56.7 million as of March 31, 2021.

We had net working capital of $51.4 million and $50.1 million as of June 30, 2021, and March 31, 2021, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date of this Quarterly Report.

Since May 2021, we have joined the supply chain financing program of one of our major customers. The program allows us to receive early payments on the invoices we submit electronically through a platform of the customer in seven days after the submission. Cost of the early payment is LIBOR plus 3% per annum. The arrangement allows us to have better liquidity without the need to incur administrative charges and handling fees as in bank financing.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

HSBC Facility

On May 29, 2017, our wholly owned subsidiary, Treasure Success International Limited (“Treasure Success”), entered into a facility letter (“2017 Facility Letter”) with Hong Kong and Shanghai Banking Corporation (“HSBC”) to provide credit to us, which was first amended by an offer letter between HSBC, Treasure Success, and Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) dated June 19, 2018 (“2018 Facility Letter”), further amended pursuant to a letter agreement dated August 12, 2019 (the “2019 Facility Letter”), and further amended pursuant to a letter agreement dated July 3, 2020 (the “2020 Facility Letter,” and together with the 2017 Facility Letter, the 2018 Facility Letter, and the 2019 Facility Letter, the “HSBC Facility”). The 2020 Facility Letter extended the term of the HSBC Facility indefinitely, subject to review at any time by HSBC. Pursuant to the HSBC Facility, we had a total credit limit of $11,000,000.

The HSBC Facility provided us with various credit facilities for importing and settling payment for goods purchased from our suppliers. The available credit facilities as described in greater detail below included an import facility, import facilities with loan against import, trust receipts, clean import loan, and advances to us against purchase orders. HSBC charged an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to the release of goods immediately on our documentary credit. HSBC charged a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000, and iii) 0.0625% for balance in excess of $100,000 and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit related to trust receipts whereby HSBC had title to the goods or merchandise released immediately to us. HSBC approved certain of our suppliers that were eligible to use clean import loans. HSBC charged a commission of: i) 0.25% for the first $50,000, ii) 0.125% for the balance in excess of $50,000 and up to $100,000, and iii) 0.0625% for balance in excess of $100,000 and an interest of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to clean import loans or release of the goods or merchandise based on evidence of delivery or invoice. HSBC would advance up to 70% of the purchase order value in our favor. HSBC charged a handling fee of 0.25% and an interest rate of 1.5% per annum over LIBOR or HIBOR, as applicable, for credit services related to advances. Previously, the HSBC Facility was secured by collateral provided by us, Jerash Garments, Treasure Success, and the personal guarantees of Mr. Choi Lin Hung, our Chief Executive Officer, and Mr. Ng Tsze Lun, one of our significant stockholders. The personal guarantees were released by HSBC in August 2019. Jerash Garments was also required to maintain an account at HSBC for receiving payments from VF Sourcing Asia S.A.R.L. and its related companies.

As of June 30, 2021, we had no outstanding balance under the HSBC Facility. Borrowings under the HSBC Facility are due upon demand by HSBC or within 120 days of each borrowing date. On June 30, 2021, we terminated the HSBC Facility with immediately effect.

HSBC Factoring Agreement

On June 5, 2017, Treasure Success entered into an Offer Letter - Invoice Discounting/Factoring Agreement, and on August 21, 2017, Treasure Success entered into the Invoice Discounting/Factoring Agreement (together, the “2017 Factoring Agreement”) with HSBC for certain debt purchase services related to our accounts receivable. On June 14, 2018, Treasure Success and Jerash Garments entered into another Offer Letter - Invoice Discounting/Factoring Agreement with HSBC (the “2018 Factoring Agreement, and together with the 2017 Factoring Agreement, the “HSBC Factoring Agreement”), which amended the 2017 Factoring Agreement. The HSBC Factoring Agreement was effective through May 1, 2019. Under the terms of the HSBC Factoring Agreement, we could borrow up to $12,000,000. In exchange for advances on eligible invoices from HSBC for our approved customers, HSBC charged a fee to advance such payments at a discounting charge of 1.5% per annum over 2-month LIBOR or HIBOR, as applicable. Such fee accrues on a daily basis on the amount of funds in use. HSBC had final determination of the percentage amount available for prepayment from each of our approved customers. We may not prepay an amount from a customer in excess of 85% of the funds available for borrowing.

HSBC also provided credit protection and debt services related to each of our preapproved customers. For any approved debts or collections assigned to HSBC, HSBC charged a flat fee of 0.35% on the face value of the invoice for such debt or collection. We may assign debtor payments that are to be paid to HSBC within 90 days, defined as the maximum terms of payment. We may receive advances on invoices that are due within 30 days of the delivery of our goods, defined as the maximum invoicing period.

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

The HSBC Factoring Agreement was subject to the review by HSBC at any time and HSBC had discretion on whether to renew the HSBC Factoring Agreement. Either party could terminate the agreement subject to a 30-day notice period. In fiscal 2021, Treasure Success had no transaction or balance in the invoice discounting/factoring facility granted by HSBC. In May 2021, Treasure Success received a letter from HSBC dated March 30, 2021 that the debts purchase services under the HSBC Factoring Agreement between Treasure Success and HSBC were terminated with immediate effect. We had no outstanding balance under the HSBC Factoring Agreement as of June 30, 2021

SCBHK Facility Letter

Pursuant to the Standard Chartered Hong Kong (“SCBHK”) facility letter dated June 15, 2018, and issued to Treasure Success by SCBHK, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. Borrowings under the SCBHK facility are due within 90 days of each invoice or financing date. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. We were informed by SCBHK on January 31, 2019 that the SCBHK facility had been activated. As of June 30, 2021, there was no outstanding balance under the SCBHK facility.

Three months ended June 30, 2021 and 2020

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three months ended June 30,
	2021	2020
Net cash used in operating activities	$11,457	$7,567
Net cash used in investing activities	1,773	242
Net cash used in financing activities	1,179	566
Effect of exchange rate changes on cash	(80)	1
Net decrease in cash	14,329	8,376
Cash, beginning of three-month period	22,862	26,917
Cash, end of three-month period	$8,533	$18,541

Operating Activities

Net cash used in operating activities was approximately $11.5 million for the three months ended June 30, 2021, compared to cash used in operating activities of approximately $7.6 million for the same period in fiscal 2021. The increase in net cash used in operating activities was primarily attributable to the following factors:

●	an increase in inventory of $6.3 million in the three months ended June 30, 2021 compared to a decrease of $4.6 million in the same period in fiscal 2021;

●	an increase in accounts receivable of $7.5 million in the three months ended June 30, 2021 compared to an increase of $10.5 million in the same period in fiscal 2021; and

●	a decrease in advance to suppliers of $2.9 million in the three months ended June 30, 2021 compared to an increase of $1.1 million in the same period in fiscal 2021.

Investing Activities

Net cash used in investing activities was approximately $1.8 million for the three months ended June 30, 2021, compared to approximately $0.2 million in the same period in fiscal 2021. The net cash used in investing activities in the three-month period ended June 30, 2021 included approximate $1.1 million paid as an acquisition deposit of a garment factory, Kawkab Venus Al Dowalyah for Garment Manufacturing LLC, and $0.6 million used in the acquisition of fixed assets, and $0.1 million payments made for long-term deposits.

Financing Activities

Net cash used in financing activities was approximately $1.2 million for the three months ended June 30, 2021, including dividend payments of approximately $0.6 million and repayments of short-term loans of approximately $0.6 million. There was a net cash outflow of $0.6 million in the same period in fiscal 2021 resulting from dividend payments.

Statutory Reserves

In accordance with the Corporate Laws in Jordan, our subsidiaries and variable interest entity (“VIE”) in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $346,315 and $212,739 as of June 30, 2021 and 2020, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of June 30, 2021 and 2020.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of June 30,
	2021	2020
Statutory Reserves	$346	$213
Total Restricted Net Assets	$346	$213
Consolidated Net Assets	$58,142	$55,040
Restricted Net Assets as Percentage of Consolidated Net Assets	0.60%	0.39%

Total restricted net assets accounted for approximately 0.6% of our consolidated net assets as of June 30, 2021. As our subsidiaries and VIE in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $626,000 and $166,000 for the three months ended June 30, 2021 and 2020, respectively, mainly for the acquisition of plant and machinery, motor vehicles, and leasehold improvements. Additions in plant and machinery amounted to approximately $260,000 for the three months ended June 30, 2021, while additions in plant and machinery amounted to approximately $165,000 for the three months ended June 30, 2020. Additions to leasehold improvements amounted to approximately $200,000 and $1,000 for the three months ended June 30, 2021 and 2020, respectively. There were also approximately $270,000 expenditures in acquisition of motor vehicles in the three months ended June 30, 2021 while there was none in the same period in fiscal 2021.

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

We project that there will be an aggregate of approximately $27 million of capital expenditures in both the fiscal years ending March 31, 2022 and 2023 for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries and VIE to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of June 30, 2021, concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1	Sale and Purchase Contract dated June 24, 2021, by and between Jerash Garments and MK Garments MFG Co. Jordan	8-K	001-38474	10.1	June 29, 2021

10.2	Sale and Purchase Contract dated June 24, 2021, by and between Jerash Garments and Kawkab Venus Al Dowalyah Lisenaet Albesah	8-K	001-38474	10.1	July 20, 2021

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2021	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)

