Form 10-Q
period 2021-09-30
Jerash Holdings (US), Inc.
filed 2021-11-12
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 11, 2021, there were 12,334,318 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2021

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(Unaudited)

ASSETS
Current Assets:
Cash	$25,042,220	$21,126,090
Restricted cash	-	714,844
Accounts receivable, net	13,416,125	12,033,268
Tax recoverable	1,079	379,719
Inventories	20,560,272	25,035,966
Prepaid expenses and other current assets	2,833,962	2,329,289
Investment deposits	3,200,000	-
Advance to suppliers, net	1,886,856	3,036,693
Total Current Assets	66,940,514	64,655,869

Restricted cash - non-current	1,301,588	1,020,777
Long-term deposits	268,255	128,690
Deferred tax assets, net	148,663	148,663
Property, plant and equipment, net	6,554,481	5,699,506
Right of use assets	1,601,671	1,596,600
Total Assets	$76,815,172	$73,250,105

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$-	$612,703
Accounts payable	4,535,255	7,922,839
Accrued expenses	3,460,886	2,332,867
Income tax payable - current	1,519,978	1,803,175
Other payables	1,076,251	1,455,208
Receipt in advance from a customer	1,474,932	-
Operating lease liabilities - current	550,099	400,043
Total Current Liabilities	12,617,401	14,526,835

Operating lease liabilities - non-current	905,710	935,773
Income tax payable - non-current	961,048	1,094,048
Total Liabilities	14,484,159	16,556,656

Commitments and Contingencies

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 11,334,318 and 11,332,974 shares issued and outstanding respectively	11,334	11,333
Additional paid-in capital	15,617,080	15,301,268
Statutory reserve	346,315	346,315
Retained earnings	45,991,062	40,748,314
Accumulated other comprehensive gain (loss)	63,824	(15,901)
Total Jerash Holdings (US), Inc.’s Stockholder’s Equity	62,029,615	56,391,329

Noncontrolling interest	301,398	302,120
Total Equity	62,331,013	56,693,449

Total Liabilities and Equity	$76,815,172	$73,250,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020

Revenue, net	$45,711,166	$27,086,318	$75,599,858	$45,793,073
Cost of goods sold	35,606,587	21,203,568	59,864,337	36,858,753
Gross Profit	10,104,579	5,882,750	15,735,521	8,934,320

Selling, general and administrative expenses	4,223,671	2,853,679	7,537,902	4,704,506
Stock-based compensation expenses	315,296	-	315,813	42,151
Total Operating Expenses	4,538,967	2,853,679	7,853,715	4,746,657

Income from Operations	5,565,612	3,029,071	7,881,806	4,187,663

Other (Expense) Income:
Other (expense) income, net	(74,557)	62,917	(38,276)	60,178
Total other (expense) income, net	(74,557)	62,917	(38,276)	60,178

Net income before provision for income taxes	5,491,055	3,091,988	7,843,530	4,247,841

Income tax expense	1,050,330	531,896	1,468,139	873,896

Net Income	4,440,725	2,560,092	6,375,391	3,373,945

Net loss attributable to noncontrolling interest	705	8	722	14
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$4,441,430	$2,560,100	$6,376,113	$3,373,959

Net Income	$4,440,725	$2,560,092	$6,375,391	$3,373,945

Other Comprehensive Income:
Foreign currency translation (loss) gain	(263)	712	79,725	159
Total Comprehensive Income	4,440,462	2,560,804	6,455,116	3,374,104
Comprehensive income attributable to noncontrolling interest	-	-	-	-
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$4,440,462	$2,560,804	$6,455,116	$3,374,104

Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$0.39	$0.23	$0.56	$0.30

Weighted Average Number of Shares
Basic	11,334,318	11,325,000	11,333,907	11,325,000
Diluted	11,512,533	11,329,953	11,403,931	11,330,081

Dividend per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

					Additional			Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Gain (Loss)	Interest	Equity
Balance at March 31, 2020	-	$-	11,325,000	$11,325	$15,235,025	$212,739	$38,997,177	$(8,324)	$303,209	$54,751,151

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	42,151	-	-	-	-	42,151
Net income (loss)	-	-	-	-	-	-	3,373,959	-	(14)	3,373,945
Dividend payment	-	-	-	-	-	-	(1,132,500)	-	-	(1,132,500)
Foreign currency translation gain	-	-	-	-	-	-	-	159	-	159

Balance at September 30, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$41,238,636	$(8,165)	$303,195	$57,034,906

Balance at March 31, 2021	-	$-	11,332,974	$11,333	$15,301,268	$346,315	$40,748,314	$(15,901)	$302,120	$56,693,449

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	315,813	-	-	-	-	315,813
Cashless exercise of warrants	-	-	1,344	1	(1)	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	6,376,113	-	(722)	6,375,391
Dividend payment	-	-	-	-	-	-	(1,133,365)	-	-	(1,133,365)
Foreign currency translation gain	-	-	-	-	-	-	-	79,725	-	79,725

Balance at September 30, 2021 (unaudited)	-	$-	11,334,318	$11,334	$15,617,080	$346,315	$45,991,062	$63,824	$301,398	$62,331,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED SEPTERMBER 30, 2021 AND 2020

					Additional			Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Loss	Interest	Equity
Balance at June 30, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$39,244,786	$(8,877)	$303,203	$55,040,352

Net income (loss)	-	-	-	-	-	-	2,560,100	-	(8)	2,560,092
Dividend payment	-	-	-	-	-	-	(566,250)	-	-	(566,250)
Foreign currency translation gain	-	-	-	-	-	-	-	712	-	712

Balance at September 30, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$41,238,636	$(8,165)	$303,195	$57,034,906

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Gain (Loss)	Interest	Equity
Balance at June 30, 2021 (unaudited)	-	$-	11,334,318	$11,334	$15,301,784	$346,315	$42,116,348	$64,087	$302,103	$58,141,971

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	315,296	-	-	-	-	315,296
Net income (loss)	-	-	-	-	-	-	4,441,430	-	(705)	4,440,725
Dividend payment	-	-	-	-	-	-	(566,716)	-	-	(566,716)
Foreign currency translation loss	-	-	-	-	-	-	-	(263)	-	(263)

Balance at September 30, 2021 (unaudited)	-	$-	11,334,318	$11,334	$15,617,080	$346,315	$45,991,062	$63,824	$301,398	$62,331,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,375,391	$3,373,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	880,135	829,285
Stock-based compensation expenses	315,813	42,151
Bad debt expense	-	58,563
Amortization of operating lease right-of-use assets	356,030	365,478
Changes in operating assets:
Accounts receivable	(1,382,857)	(14,588,644)
Inventories	4,475,694	12,328,893
Prepaid expenses and other current assets	(504,673)	659,257
Advance to suppliers	1,149,836	(677,415)
Changes in operating liabilities:
Accounts payable	(3,387,584)	(1,423,796)
Accrued expenses	1,128,019	240,129
Other payables	(378,957)	212,586
Receipt in advance from a customer	1,474,932	-
Operating lease liabilities	(241,107)	(257,577)
Income tax payable	(37,442)	550,033
Net cash provided by operating activities	10,223,230	1,712,888

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,606,419)	(428,280)
Acquisition deposit	(3,200,000)	-
Payment for long-term deposits	(268,255)	-
Receipt of long-term deposits	-	119,687
Net cash used in investing activities	(5,074,674)	(308,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(1,133,365)	(1,132,500)
Repayment from short-term loan	(612,703)	(235)
Proceeds from short-term loan	-	932,152
Net cash used in financing activities	(1,746,068)	(200,583)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	79,609	(30)

NET INCREASE IN CASH	3,482,097	1,203,682

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	22,861,711	26,916,709

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$26,343,808	$28,120,391

CASH AND RESTRICTED CASH, END OF PERIOD	26,343,808	28,120,391
LESS: NON-CURRENT RESTRICTED CASH	1,301,588	786,298
CASH, END OF PERIOD	$25,042,220	$27,334,093
	-
Supplemental disclosure information:
Cash paid for interest	$74,401	$-
Income tax paid	$1,512,215	$347,689

Non-cash financing activities
Right of use assets obtained in exchange for operating lease obligations	$353,611	$172,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Jerash Holdings (US), Inc. (“Jerash Holdings”) was incorporated under the laws of the State of Delaware on January 20, 2016. Jerash Holdings is a holding company with no operations. Jerash Holdings and its subsidiaries and its variable interest entity (“VIE”) are herein collectively referred to as the “Company.”

Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) is a wholly owned subsidiary of Jerash Holdings and was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”), as a limited liability company on November 26, 2000 with a declared capital of 150,000 Jordanian Dinar (“JOD”) (approximately US$212,000).

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both established in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with a declared capital of JOD 50,000. Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments.

Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”) was a contract garment manufacturer that was established in Amman, Jordan, as a limited liability company on October 24, 2004 with a declared capital of JOD 100,000. On December 11, 2018, Jerash Garments and the sole shareholder of Paramount entered into an agreement pursuant to which Jerash Garments acquired all of the outstanding shares of stock of Paramount. Jerash Garments assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of June 18, 2019, Paramount became a subsidiary of Jerash Garments.

Jerash The First for Medical Supplies Manufacturing Company Limited (“Jerash The First”) was established in Amman, Jordan, as limited liability company on July 6, 2020, with a registered capital of JOD 150,000. Jerash The First is engaged in the production of medical supplies in Jordan and is a wholly owned subsidiary of Jerash Garments.

Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”) was established as a limited liability company in Amman, Jordan, on September 18, 2005 with a declared capital of JOD 50,000. Victory Apparel has no significant assets or liabilities or other operating activities of its own. Although Jerash Garments does not own the equity interest of Victory Apparel, the Company’s president, director, and significant shareholder, Mr. Choi Lin Hung (“Mr. Choi”), is also a director of Victory Apparel and controls all decision-making for Victory Apparel along with another significant shareholder of Jerash Garments, Mr. Lee Kian Tjiauw (“Mr. Lee”), who has the ability to control Victory Apparel’s financial affairs. In addition, Victory Apparel’s equity at risk is not sufficient to permit it to operate without additional subordinated financial support from Jerash Garments. Based on these facts, the Company concluded that Jerash Garments has effective control over Victory Apparel due to Mr. Choi’s roles at both organizations and therefore Victory Apparel is considered a VIE under Accounting Standards Codification (“ASC”) 810-10-05-08A. Accordingly, Jerash Garments consolidates Victory Apparel’s operating results, assets, and liabilities.

Treasure Success International Limited (“Treasure Success”) was organized on July 5, 2016 in Hong Kong, the People’s Republic of China (“China”), as a limited liability company for the primary purpose of employing staff from China to support Jerash Garments’ operations and is a wholly-owned subsidiary of Jerash Holdings.

Jiangmen Treasure Success Business Consultancy Company Limited (“Jiangmen Treasure Success”) was organized on August 28, 2019 under the laws of China in Guangzhou City of Guangdong Province in China with a total registered capital of 15 million Hong Kong Dollars (“HKD”) (approximately $1.9 million) to provide support in sales and marketing, sample development, merchandising, procurement, and other areas. Treasure Success owns 100% of the equity interests in Jiangmen Treasure Success.

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

VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which a company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The Company’s VIE, Victory Apparel, was inactive for the six months ended September 30, 2021, and the net assets of the VIE were approximately $0.3 million as each of September 30, 2021 and March 31, 2021.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of September 30, 2021 and March 31, 2021, the Company had no cash equivalents.

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

The Company had no short-term investments as of September 30, 2021 and March 31, 2021. The Company recorded a realized gain of $Nil and $64,692 for the six months ended September 30, 2021 and 2020, respectively.

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

Property, Plant, and Equipment, Net

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the six months ended September 30, 2021 and 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s customized ready-made outerwear for large brand-name retailers and PPE. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year. Virtually all of the Company’s contracts are short term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within seven to 150 days of the invoice date. The contracts do not have significant financing components. Shipping and handling costs associated with outbound freight from Jordan export dock are not an obligation of the Company. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. For the six months ended September 30, 2021 and 2020, there was no revenue recognized from performance obligations related to prior periods. As of September 30, 2021, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $631,414 and $360,217 for the three months ended September 30, 2021 and 2020, respectively. Total shipping and handling expenses were $985,579 and $544,130 for the six months ended September 30, 2021 and 2020, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success is registered in Hong Kong and has no operating profit. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, and Victory Apparel are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries and VIE were subject to corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. The income tax rate increased to 14% plus a 1% social contribution from January 1, 2020. Effective January 1, 2021, the income tax rate increased to 16% and plus a 1% social contribution.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income and Sales Taxes (continued)

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during the six months ended September 30, 2021 and 2020.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, credit facilities, accounts payable, accrued expenses, income tax payables, other payables, and operating lease liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2021 and March 31, 2021 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2021 and March 31, 2021, respectively, $5,896,542 and $5,122,292 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of September 30, 2021, and March 31, 2021, respectively, $129,457 and $2,036,147 of the Company’s cash was on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY0.5 million (equivalent to $77,420) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of September 30, 2021, and March 31, 2021, respectively, $20,169,417 and $15,622,051 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of September 30, 2021, and March 31, 2021, respectively, $64,778 and $81,221 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three and six months ended September 30, 2021, two end-customers accounted for 80% and 14%, and 75% and 21% of the Company’s total revenue, respectively. For the three and six months ended September 30, 2020, one end customer accounted for 74% and 76% of the Company’s total revenue, respectively. As of September 30, 2021, two end-customers accounted for 80% and 10% of the Company’s total accounts receivable balance, respectively. As of March 31, 2021, two end-customers accounted for 68% and 24% of the Company’s total accounts receivable balance, respectively.

For the three and six months ended September 30, 2021, the Company purchased approximately 25% and 16%, respectively, of its garments from one major supplier. For the three and six months ended September 30, 2020, the Company purchased approximately 20% and 12%, respectively, of its garments from one major suppliers. As of September 30, 2021, accounts payable to the Company’s three major suppliers accounted for 14%, 12%, and 10% of its total accounts payable balance, respectively. As of March 31, 2021, accounts payable to the Company’s four major suppliers accounted for 19%, 11%, 11%, and 10% of its total accounts payable balance, respectively.

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

The spread of COVID-19 around the world since March 2020 has caused significant volatility in U.S. and international markets. The Company’s operations were negatively impacted during the first three quarters of the fiscal year ended March 31, 2021 due to COVID-19 related shutdowns, global logistics disruptions, and order cancelations and shipment delays. However, sales growth resumed in the fourth quarter of the prior fiscal year and has extended well into the current fiscal year. The Company does not believe the COVID-19 pandemic had a significant impact on its operations during the six months ended September 30, 2021.

There is still significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company currently expects that its operation results for the fiscal year ending March 31, 2022 would not be significantly impacted by COVID-19. However, given the dynamic nature of these circumstances, should there be resurgence of COVID-19 cases globally and should the U.S. government or the Jordan government implement new restrictions to contain the spread, the Company’s business would be negatively impacted.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	September 30, 2021	March 31, 2021
Trade accounts receivable	$13,416,125	$12,033,268
Less: allowances for doubtful accounts	—	—
Accounts receivable, net	$13,416,125	$12,033,268

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	September 30, 2021	March 31, 2021
Raw materials	$9,955,385	$13,293,628
Work-in-progress	1,456,121	2,057,986
Finished goods	9,148,766	9,684,352
Total inventory	$20,560,272	$25,035,966

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of	As of
	September 30, 2021	March 31, 2021
Advance to suppliers	$1,886,856	$3,036,693
Less: allowances for doubtful accounts	—	—
Advance to suppliers, net	$1,886,856	$3,036,693

NOTE 7 – LEASES

The Company has 49 operating leases for manufacturing facilities and offices. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

As of September 30, 2021
Right-of-use assets	$1,601,671

Operating lease liabilities – current	$550,099
Operating lease liabilities - non-current	905,710
Total operating lease liabilities	$1,455,809

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of September 30, 2021:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	2.7

Weighted average discount rate	4.06%

During the three months ended September 30, 2021 and 2020, the Company incurred total operation lease expenses of $607,013 and $535,568, respectively. During the six months ended September 30, 2021 and 2020, the Company incurred total operation lease expenses of $1,191,750 and $1,047,341, respectively.

NOTE 7 – LEASES (continued)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of September 30, 2021:

2022	$371,729
2023	659,543
2024	432,486
2025	135,396
2026	97,093
Thereafter	-
Total lease payments	1,696,247
Less: imputed interest	(94,576)
Less: prepayments	(145,862)
Present value of lease liabilities	$1,455,809

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of	As of
	September 30, 2021	March 31, 2021
Land	$1,831,192	$1,831,192
Property and buildings	1,398,017	432,562
Equipment and machinery	8,938,277	8,532,813
Office and electric equipment	878,478	825,013
Automobiles	781,525	512,209
Leasehold improvements	3,178,471	2,943,797
Subtotal	17,005,960	15,077,586
Construction in progress (1)	—	194,752
Less: Accumulated depreciation and amortization	(10,451,479)	(9,572,832)
Property and equipment, net	$6,554,481	$5,699,506

(1)	The construction in progress account represents costs incurred for constructing a dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet in the Tafilah Governorate of Jordan. Construction was temporarily suspended in March 2020 due to the COVID-19 pandemic but was subsequently completed, and the dormitory ready for use as of September 30, 2021.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of September 30, 2021 and March 31, 2021. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 11,334,318 and 11,332,974 shares of common stock outstanding as of September 30, 2021 and March 31, 2021, respectively.

Statutory Reserve

In accordance with the corporate laws in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. In addition, PRC companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses. The Company’s subsidiaries and VIE have reserved the maximum amount required.

Dividends

During the fiscal year ending March 31, 2022, on August 5 and May 14, 2021, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $566,716 and $566,649 were paid in full on August 24 and June 2, 2021, respectively.

During the fiscal year ended March 31, 2021, on February 5, 2021, November 2, 2020, August 5, 2020, and May 15, 2020, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $566,250 were paid in full on February 23, 2021, November 23, 2020, August 24, 2020, and June 2, 2020, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. The major assumptions used in the Black Scholes model included the followings: the expected term is five years; risk-free interest rate is 1.8% to 2.8%; and the expected volatility is 50.3% to 52.2%. For the six months ended September 30, 2021, 20,000 warrants were exercised on a cashless basis. There were 194,410 warrants outstanding as of September 30, 2021 with a weighted average exercise price of $6.71. All of the outstanding warrants were fully vested and exercisable as of September 30, 2021 and March 31, 2021.

All stock warrants activities are summarized as follows:

	Option to Acquire Shares	Weighted Average Exercise Price
Stock warrants outstanding at March 31, 2021	214,410	$6.67
Granted	—	—
Exercised	20,000	6.25
Stock warrants outstanding at September 30, 2021	194,410	$6.71

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

Stock Options (continued)

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

All stock option activities are summarized as follows:

	Option to Acquire Shares	Weighted Average Exercise Price
Stock options outstanding at March 31, 2021	1,136,500	$6.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Stock options outstanding at September 30, 2021	1,136,500	$6.90

Restricted Stock Units

On June 24, 2021, the Board of Directors approved the grant of 200,000 Restricted Stock Units (“RSUs”) under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. The fair value of these RSUs on June 24, 2021 was $1,266,000, based on the market price of the Company’s common stock as of the date of the grant. As of September 30, 2021, there were $926,088 unrecognized stock-based compensation expenses to be recognized in the future.

Total stock-based expenses were $315,296 and $Nil for the three months ended September 30, 2021 and 2020, respectively. Total stock-based expenses were $315,813 and $42,151 for the six months ended September 30, 2021 and 2020, respectively.

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

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Yukwise’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. For the three months ended September 30, 2021 and 2020, total consulting fees under this agreement were $75,000 and $65,000, respectively. For the six months ended September 30, 2021 and 2020, total consulting fees under this agreement were $150,000 and $130,000, respectively.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Multi-Glory’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. For the three months ended September 30, 2021 and 2020, total advisory and management expenses under this agreement were $75,000 and $65,000, respectively. For the six months ended September 30, 2021 and 2020, total advisory and management expenses under this agreement were $150,000 and $130,000, respectively.

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

On March 30, 2021, HSBC informed Treasure Success that the debts purchase services under the HSBC Factoring Agreement were terminated with immediate effect. As of September 30, 2021 and March 31, 2021, the Company had made $nil and $nil in withdrawals under the HSBC Credit Facilities, which were due within 120 days of each borrowing date or upon demand by HSBC. On June 30, 2021, the Company terminated the HSBC Facilities with immediately effect.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of September 30, 2021 and March 31, 2021, the Company had $nil and $612,703 outstanding amount, respectively, in import invoice financing under the SCBHK facility.

Starting from May 2021, the Company has participated in a financing program with one customer, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on London Interbank Offered Rate (“LIBOR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses in the unaudited condensed consolidated statements of income and comprehensive income. For the three and six months ended September 30, 2021, the early payment charge was $45,765 and $74,401, respectively. As of September 30, 2021 and March 31, 2021, receipts in advance from a customer was $1,474,932 and $Nil, respectively.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2021 and 2020. As of September 30, 2021, 1,530,910 RSUs, warrants, and stock options were outstanding. For the three and six months ended September 30, 2021, 57,200 warrants were excluded from the EPS calculation as containing anti-dilution provisions. For the three and six months ended September 30, 2020, 1,403,910 warrants and stock options were excluded from the EPS calculation as containing anti-dilution provisions.

	Three Months Ended September 30, (in $000s except share and per share information)		Six Months Ended September 30, (in $000s except share and per share information)
	2021	2020	2021	2020
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$4,441	$2,560	$6,376	$3,374

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,334,318	11,325,000	11,333,907	11,325,000
Dilutive securities – unexercised RSUs, warrants and options	178,215	4,953	70,024	5,081
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,512,533	11,329,953	11,403,931	11,330,081
Basic and diluted earnings per share	$0.39	$0.23	$0.56	$0.30

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended September 30, 2021 and 2020, outerwear accounted for approximately 96.4% and 87.5% of the Company’s total revenue, respectively. For the six months ended September 30, 2021 and 2020, outerwear accounted for approximately 97.2% and 89.9% of the Company’s total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

NOTE 14 – SEGMENT REPORTING (continued)

The following table summarizes sales by geographic areas for the three months ended September 30, 2021 and 2020, respectively.

	For the three months Ended September 30,
	2021	2020
United States	$44,241,524	$23,411,339
Jordan	141,001	2,302,615
Others	1,328,641	1,372,364
Total	$45,711,166	$27,086,318

The following table summarizes sales by geographic areas for the six months ended September 30, 2021 and 2020, respectively.

	For the six months ended September 30,
	2021	2020
United States	$73,693,401	$40,992,512
Jordan	300,840	3,428,197
Others	1,605,617	1,372,364
Total	$75,599,858	$45,793,073

78.8% and 15.1% of long-lived assets were located in Jordan and Hong Kong, respectively, as of September 30, 2021.

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

On June 24, 2021, the Company, through its wholly owned subsidiary Jerash Garments, entered into a Sale and Purchase Contract (the “MK Agreement”) with MK Garments MFG Co. Jordan (“MK Garments”). Pursuant to the MK Agreement, MK Garments agreed to sell, and Jerash Garments agreed to purchase, 100% of the ownership interests in Mustafa and Kamal Ashraf Trading Company (Jordan) for the Manufacture of Ready-Made Clothes LLC for a consideration of $2.8 million. The MK Agreement contains customary representations and warranties of Jerash Garments and MK Garments, customary conditions to closing, other obligations and rights of the parties, and termination provisions. The Company completed this acquisition in October 2021. As of September 30, 2021, the Company had paid $2.7 million. The Company expects to pay the remaining $100,000 in December 2021.

On July 14, 2021, the Company through its wholly owned subsidiary Jerash Garments, entered into a Sale and Purchase Contract (the “Kawkab Agreement”) with Kawkab Venus Dowalyah Lisenaet Albesah (the “Seller”). Pursuant to the Kawkab Agreement, the Seller agreed to sell, and Jerash Garments agreed to purchase, 100% ownership interests in Kawkab Venus Al Dowalyah for Garment Manufacturing LLC for a consideration of $2.7 million. Kawkab Venus Al Dowalyah for Garment Manufacturing LLC holds a land with factory premises, which it leases to MK Garments. The Kawkab Agreement contains customary representations and warranties of Jerash Garments and the Seller, customary conditions to closing, other obligations and rights of the parties, and termination provisions. The Company will complete this acquisition in December 2021. As of September 30, 2021, the Company paid $500,000. The Company will pay the remaining $2.2 million upon the acquisition closing.

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

Interim income tax expenses or benefit is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full fiscal year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended September 30, 2021 was 19.1% and 18.7%, respectively, and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

NOTE 17 – SUBSEQUENT EVENTS

On November 2, 2021, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on November 29, 2021 to stockholders of record as of the close of business on November 22, 2021.

On October 4, 2021, the Company completed its public offering of 1,400,000 shares of its common stock at a public offering price of $7.00 per share (the “Offering”). Of the 1,400,000 shares of the Company’s common stock, 1,000,000 shares were issued and sold by the Company and 400,000 shares were sold by a selling stockholder. The Company received net proceeds of approximately $6.25 million from the Offering, after deducting the underwriting discount and estimated offering expenses payable by the Company. On October 7, 2021, the underwriters exercised their over-allotment option and purchased 210,000 additional shares of the Company’s common stock from the selling stockholder. The Company did not receive any of the proceeds from the sale of shares of its common stock by the selling stockholder.

Starting from October 19, 2021, the Company has participated in a financing program offered by a customer. The Company is able to receive early payments for approved sales invoice submitted by the Company from the bank the customer cooperates with. For any early payments received under the program, the Company is subject to an early payment charge, for which the rate is based on LIBOR or Euro Interbank Offered Rate plus a spread.

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

Impact of COVID-19 on Our Business

Collectability of receivables. We had accounts receivable of $13.4 million as of September 30, 2021, out of which $9.8 million had been received through November 4, 2021. Two major customers have started to offer early payment alternatives since May and July 2021, which have shortened payment terms to below 10 days from submission of documents. See “—Liquidity and Capital Resources” for more details.

Inventory. We had inventory of $20.6 million as of September 30, 2021, substantially for orders scheduled to be shipped within fiscal 2022.

Investments. We acquired two pieces of land in fiscal 2020 for the construction of dormitory and production facilities. Due to the COVID-19 outbreak, management previously decided to hold off the construction to wait for a clearer picture on customer demand. As customer orders recovered to a satisfactory level, in April 2021, management decided to resume the preparation work for the dormitory construction, which is expected to be completed and ready for use in fiscal 2023. In June and July 2021, we entered into two Sale and Purchase Contracts to acquire a garment factory and the factory land. The acquisition of the garment factory was completed on October 7, 2021 and the acquisition of the factory land and building is expected to close in December 2021. See “Note 15—Commitments and Contingencies—Commitments.”

Revenue. For the quarter ended September 30, 2021, our sales were $45.7 million, which represented an approximate 69% increase from that of the same period in fiscal 2021. We continue to proactively communicate with our existing customers to reconfirm their orders and shipment schedules for the rest of fiscal 2022. However, the operating results for the rest of fiscal 2022 is still subject to the progress of ongoing reopening of economies in the U.S. and the EU that would significantly impact both order fulfilment and delivery schedules.

Liquidity/Going Concern. As of September 30, 2021, we had approximately $25.0 million of cash and net current assets of approximately $66.9 million with a current ratio of 5.3 to 1. In addition, we had banking facilities with aggregate limits of $3 million with $0 outstanding as of September 30, 2021. Given the above, we believe that we will have sufficient financial resources to maintain as a going concern in fiscal 2022. On October 4, 2021, we completed the placement of one million new shares to independent investors with a net proceed of approximately $6.3 million to further bolster our financial position for further growth.

Capital Expenditures. In fiscal 2021, management decided to put on hold the construction projects on the land acquired in fiscal 2020 to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the COVID-19 pandemic. As customer orders recovered to a satisfactory level, management decided to restart the preparation work for the construction of the dormitory in April 2021. The dormitory is expected to be completed and ready for use in fiscal 2023.

Results of Operations

Three months ended September 30, 2021 and 2020

The following table summarizes the results of our operations during the three-month periods ended September 30, 2021 and 2020, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$45,711	100%	$27,086	100%	$18,625	69%
Cost of goods sold	35,606	78%	21,204	78%	14,402	68%
Gross profit	10,105	22%	5,882	22%	4,223	72%

Selling, general and administrative expenses	4,224	9%	2,853	11%	1,371	48%
Stock-based compensation expenses	315	1%	-	0%	315	-
Other income (expenses), net	(75)	0%	63	0%	(138)	(219)%
Net income before taxation	$5,491	12%	$3,092	11%	$2,399	78%
Taxation	1,050	2%	532	2%	518	97%
Net income	$4,441	10%	$2,560	9%	$1,881	73%

Revenue. Revenue increased by approximately $18.6 million, or 69%, to $45.7 million, for the three months ended September 30, 2021, from approximately $27.1 million for the same period in fiscal 2021. The increase was mainly due to the increase in sales to our two major customers in the U.S.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended September 30, 2021 and 2020, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$36,473	80%	$20,071	74%
New Balance	6,468	14%	1,322	5%
Soriana	1,250	3%	-	-%
G-III	1,012	2%	907	3%
Others	508	1%	4,786	18%
Total	$45,711	100%	$27,086	100%

(1)	A large portion of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$44,241	97%	$23,411	86%	$20,830	89%
Jordan	141	-%	2,303	9%	(2,162)	(94)%
Others	1,329	3%	1,372	5%	(43)	(3)%
Total	$45,711	100%	$27,086	100%	$18,625	69%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase in sales to the U.S. of approximately 89% in the three months ended September 30, 2021, was mainly attributable to the increase in sales to our two major customers in the U.S. following the stronger demand amid the reopening of the U.S. economy.

For the three months ended September 30, 2021, aggregate sales to Jordan and other locations, such as Hong Kong and China, decreased by 60% from approximately $3.7 million to $1.5 million from the same period last year as our factories took up more export orders to the U.S., which typically provide higher profit margin.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $14.4 million, or 68%, to approximately $35.6 million, for the three months ended September 30, 2021, compared to approximately $21.2 million for the same period in fiscal 2021. As a percentage of revenue, the cost of goods sold was approximately 78% for the three months ended September 30, 2021 with a slight decrease of 40 basis points comparing to the same period in fiscal 2021. The slight decrease in cost of goods sold as a percentage of revenue was primarily attributable to the higher proportion of export sales, which typically provide higher profit margin.

For the three months ended September 30, 2021 and 2020, we purchased 25% and 20% of our garments from one major supplier, respectively.

Gross profit margin. Gross profit margin was approximately 22% for the three months ended September 30, 2021, which was slightly higher by 40 basis points from the same period in fiscal 2021. The slight increase in gross profit margin was primarily driven by a higher proportion of export orders, which typically provide higher profit margin.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased by approximately 48% from approximately $2.9 million for the three months ended September 30, 2020, to approximately $4.2 million for the three months ended September 30, 2021. The increase was primarily due to an increase in carriage outward following the increase in exports, an increase in expenses in relation to bringing in new foreign workers, and an increase in general medical expenses related to the pandemic precautions.

Other expenses, net. Other expenses, net were approximately $75,000 for the three months ended September 30, 2021, as compared to other income, net of approximately $63,000 for the same period in fiscal 2021. The increase in net expenses was primarily due to foreign transaction losses recognized and no realized gain from short-term investments for the three months ended September 30, 2021.

Taxation. Income tax expenses for the three months ended September 30, 2021 were approximately $1.1 million compared to income tax expenses of approximately $532,000 for the same period in fiscal 2021. The increase in effective tax rates mainly resulted from the increase of net income before tax in Jordan, and the increase of 2% of local tax rate in Jordan since January 1, 2021. The effective tax rate increased to 19.1% for the three months ended September 30, 2021, compared to 17.2% for the three months ended September 30, 2020.

Net income. Net income for the three months ended September 30, 2021 was approximately $4.4 million compared to net income of approximately $2.6 million for the same period in fiscal 2021. The increase was mainly attributable to the increase in sales and slight improvement in gross profit margin discussed above.

Six months ended September 30, 2021 and 2020

The following table summarizes the results of our operations during the six-month periods ended September 30, 2021 and 2020, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2021		Six Months Ended September 30, 2020		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$75,600	100%	$45,793	100%	$29,807	65%
Cost of goods sold	59,864	79%	36,859	80%	23,005	62%
Gross profit	15,736	21%	8,934	20%	6,802	76%

Selling, general and administrative expenses	7,538	10%	4,704	11%	2,834	60%
Stock-based compensation expenses	316	1%	42	0%	274	652%
Other income (expense), net	(38)	0%	60	0%	(98)	(163)%
Net income before taxation	$7,844	10%	$4,248	9%	$3,596	85%
Taxation	1,468	2%	874	2%	594	68%
Net income	$6,376	8%	$3,374	7%	$3,002	89%

Revenue. Revenue increased by approximately $29.8 million, or 65%, to $75.6 million, for the six months ended September 30, 2021, from approximately $45.8 million for the same period in fiscal 2021. The increase was mainly because of the increase in sales to our two major customers in the U.S.

The following table outlines the dollar amount and percentage of total sales to our customers for the six months ended September 30, 2021 and 2020, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2021		Six Months Ended September 30, 2020
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$56,683	75%	$34,619	76%
New Balance	15,685	21%	2,772	6%
Soriana	1,250	2%	-	-
G-III	1,012	1%	1,278	3%
Others	970	1%	7,124	15%
Total	$75,600	100%	$45,793	100%

(1)	A large portion of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2021		Six Months Ended September 30, 2020		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$73,693	97%	$40,993	90%	$32,700	80%
Jordan	301	1%	3,428	7%	(3,127)	(91)%
Others	1,606	2%	1,372	3%	234	17%
Total	$75,600	100%	$45,793	100%	$29,807	65%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase of approximately 80% in sales to the U.S. during the six months ended September 30, 2021 was mainly attributable to the increase in sales to our two major customers in the U.S. following the stronger demand amid the reopening of the U.S. economy.

During the six months ended September 30, 2021, aggregate sales to Jordan and other locations, such as Hong Kong and China, decreased by 60% from approximately $4.8 million to $1.9 million from the same period last year as our factories took up more export orders to the U.S., which typically provide higher profit margin.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $23.0 million, or 62%, to approximately $59.9 million for the six months ended September 30, 2021 from approximately $36.9 million for the same period in fiscal 2021. As a percentage of revenue, the cost of goods sold decreased by approximately 1% points to 79% for the six months ended September 30, 2021 from 80% for the same period in fiscal 2021. The decrease in cost of goods sold as a percentage of revenue was primarily attributable to the higher proportion of export orders, which typically provide higher profit margin.

For the six months ended September 30, 2021 and 2020, we purchased 16% and 12% of our garments and raw materials from one major supplier, respectively.

Gross profit margin. Gross profit margin was approximately 21% for the six months ended September 30, 2021, which increased by 1% points from 20% for the same period in fiscal 2021. The increase in gross profit margin was primarily driven by the higher proportion of export orders, which typically provide higher profit margin.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased by approximately 60% from approximately $4.7 million for the six months ended September 30, 2020, to approximately $7.5 million for the six months ended September 30, 2021. The increase was primarily due to the increase in recruitment expenses and medical expenses, and the increase in carriage outward following the increase in export sales.

Other expenses, net. Other expenses, net were approximately $38,000 for the six months ended September 30, 2021, as compared to other income, net of approximately $60,000 for the same period in fiscal 2021. The increase in net expenses was primarily due to no realized gain from short-term investments in the current period, compare with a $64,692 realized gain from short-term investments in the corresponding period of fiscal 2021.

Taxation. Income tax expenses for the six months ended September 30, 2021 were approximately $1.5 million compared to income tax expenses of approximately $874,000 for the same period in fiscal 2021. The decrease in the effective tax rate mainly resulted from the lower proportion of loss in China, Hong Kong, and the U.S. The effective tax rate was down to 18.7% for the six months ended September 30, 2021, compared to 20.6% for the six months ended September 30, 2020.

Net income. Net income for the six months ended September 30, 2021 was approximately $6.4 million compared to net income of approximately $3.4 million for the same period in fiscal 2021. The increase was mainly attributable to the increase in sales and improvement in gross profit margin discussed above.

Liquidity and Capital Resources

We are a holding company incorporated in Delaware. As a holding company, we rely on dividends and other distributions from our Jordanian subsidiaries to satisfy our liquidity requirements. Current Jordanian regulations permit our Jordanian subsidiaries and variable interest entity (“VIE”) to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. In addition, our Jordanian subsidiaries and VIE are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. We have relied on direct payments of expenses by our subsidiaries and VIE (which generate revenue) to meet our obligations to date. To the extent payments are due in U.S. dollars, we have occasionally paid such amounts in JOD to an entity controlled by our management capable of paying such amounts in U.S. dollars. Such transactions have been made at prevailing exchange rates and have resulted in immaterial losses or gains on currency exchange but no other profit.

As of September 30, 2021, we had cash of approximately $25.0 million and restricted cash of approximately $1.3 million compared to cash of approximately $21.1 million and restricted cash of approximately $1.7 million as of March 31, 2021. The increase in total cash was mainly a result of the increase in sales and the early payment arrangement and supplier chain financing program with our two major customers.

Our current assets as of September 30, 2021 were approximately $66.9 million and our current liabilities were approximately $12.6 million, which resulted in a ratio of approximately 5.3 to 1. As of March 31, 2021, our current assets were approximately $64.7 million and our current liabilities were $14.5 million, resulting in a ratio of 4.5 to 1.

The primary drivers in the increase in current assets were the increase in operating profit in the six months and the increase in investment deposits for acquisitions.

The primary drivers in the decrease in current liabilities were the full repayment of all bank borrowings and the decrease in accounts payable.

Total equity as of September 30, 2021 was approximately $62.3 million compared to $56.7 million as of March 31, 2021.

We had net working capital of $54.3 million and $50.1 million as of September 30, 2021, and March 31, 2021, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date of this Quarterly Report. On October 4, 2021, we completed the placement of one million new shares to independent investors with a net proceed of approximately $6.3 million to further bolster our financial position for further growth.

Since May 2021, we have participated in a supply chain financing program of one of our major customers. The program allows us to receive early payments for approved sales invoices submitted by us through the bank the customer cooperates with. For any early payments received, we are subject to an early payment charge imposed by the customer’s bank, for which the rate is London Interbank Offered Rate (“LIBOR”) plus a spread. The arrangement allows us to have better liquidity without the need to incur administrative charges and handling fees as in bank financing.

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

SCBHK Facility Letter

Pursuant to the Standard Chartered Hong Kong (“SCBHK”) facility letter dated June 15, 2018, and issued to Treasure Success by SCBHK, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. Borrowings under the SCBHK facility are due within 90 days of each invoice or financing date. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. We were informed by SCBHK on January 31, 2019 that the SCBHK facility had been activated. As of September 30, 2021, there was no outstanding balance under the SCBHK facility.

Six months ended September 30, 2021 and 2020

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six months ended September 30,
	2021	2020
Net cash provided by operating activities	$10,223	$1,713
Net cash used in investing activities	(5,075)	(309)
Net cash used in financing activities	(1,746)	(200)
Effect of exchange rate changes on cash	80	-
Net increase in cash	3,482	1,204
Cash, beginning of six-month period	22,862	26,917
Cash, end of six-month period	$26,344	$28,121

Operating Activities

Net cash provided by operating activities was approximately $10.2 million for the six months ended September 30, 2021, compared to cash provided by operating activities of approximately $1.7 million for the same period in fiscal 2021. The increase in net cash used in operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $4.5 million in the six months ended September 30, 2021 compared to a decrease of $12.3 million in the same period in fiscal 2021;

●	an increase in accounts receivable of $1.4 million in the six months ended September 30, 2021 compared to an increase of $14.6 million in the same period in fiscal 2021;

●	an increase in prepaid expenses and other current assets of $0.5 million compared to a decrease of $0.7 million the same period in fiscal 2021;

●	a decrease in advance to suppliers of $1.1 million compared to an increase of $0.7 million in the same period in fiscal 2021;

●	a decrease in accounts payable of $3.4 million in the six months ended September 30, 2021 compared to a decrease of $1.4 million in the same period in fiscal 2021; and

●	an increase of net income to $6.4 million in the six months ended September 30, 2021 from a net income of $3.4 million in the same period in fiscal 2021.

Investing Activities

Net cash used in investing activities was approximately $5.1 million for the six months ended September 30, 2021, compared to approximately $0.3 million in the same period in fiscal 2021. The net cash used in investing activities in the six months ended September 30, 2021 included primarily deposits paid for the acquisition of a garment factory and the factory building and the land, and the acquisitions of properties and machineries.

Financing Activities

Net cash used in financing activities was approximately $1.7 million for the six months ended September 30, 2021, including dividend payments of approximately $1.1 million and repayments of short-term loans of approximately $0.6 million. There was a net cash outflow of $0.2 million in the same period in fiscal 2021 resulting from dividend payments and proceeds from short-term loans.

Statutory Reserves

In accordance with the corporate laws in Jordan, our subsidiaries and VIE in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $346,000 and $213,000 as of September 30, 2021 and 2020, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of September 30, 2021 and 2020.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of September 30,
	2021	2020
Statutory Reserves	$346	$213
Total Restricted Net Assets	$346	$213
Consolidated Net Assets	$62,331	$57,035
Restricted Net Assets as Percentage of Consolidated Net Assets	0.56%	0.37%

Total restricted net assets accounted for approximately 0.56% of our consolidated net assets as of September 30, 2021. As our subsidiaries and VIE in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $1.6 million and $0.4 million for the six months ended September 30, 2021 and 2020, respectively, mainly for plant and machinery and properties. Additions in plant and machinery amounted to approximately $0.4 million for each of the six months ended September 30, 2021 and 2020. Additions to properties and leasehold improvements amounted to approximately $1 million and $2,000 for the six months ended September 30, 2021 and 2020 respectively.

In 2015, we commenced a project to build a 4,800 square foot workshop in the Tafilah Governorate of Jordan, which was initially intended to be used as a sewing workshop for Jerash Garments, but which we now intend to use as a dormitory to house management and supervisory staff for the 54,000 square foot workshop in Al-Hasa County. Construction was temporarily suspended in March 2020 due to the COVID-19 pandemic but subsequently completed, and the building was ready for use as of September 30, 2021.

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

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately three acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employees with aggregate purchase price JOD863,800 (approximately $1,218,303). Management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. We are conducting engineering design and study on this project and we plan to begin construction in early 2022. On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with aggregate purchase price JOD313,501 (approximately $442,162). We expect to spend approximately $8.2 million in capital expenditures to build the dormitory. Due to the ongoing COVID-19 pandemic, management decided to put on hold the construction project in fiscal 2021 to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the outbreak. The preparation work resumed in early 2021 and construction work commenced in April 2021.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of September 30, 2021, concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1	Sale and Purchase Contract dated June 24, 2021, by and between Jerash Garments and Kawkab Venus Al Dowalyah Lisenaet Albesah	8-K	001-38474	10.1	July 20, 2021

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 2021	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)