Form 10-Q
period 2021-12-31
Jerash Holdings (US), Inc.
filed 2022-02-11
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 11, 2022, there were 12,334,318 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2021

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(Unaudited)

ASSETS
Current Assets:
Cash	$33,100,891	$21,126,090
Restricted cash	-	714,844
Accounts receivable, net	8,071,747	12,033,268
Tax recoverable	143,916	379,719
Inventories	21,482,341	25,035,966
Prepaid expenses and other current assets	3,265,983	2,329,289
Investment deposits	500,000	-
Advance to suppliers, net	1,807,348	3,036,693
Total Current Assets	68,372,226	64,655,869

Restricted cash - non-current	1,301,588	1,020,777
Long-term deposits	1,544,792	128,690
Deferred tax assets, net	148,663	148,663
Property, plant and equipment, net	8,834,278	5,699,506
Goodwill	499,282	-
Right of use assets	1,857,871	1,596,600
Total Assets	$82,558,700	$73,250,105

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$-	$612,703
Accounts payable	2,894,052	7,922,839
Accrued expenses	3,278,924	2,332,867
Income tax payable - current	2,161,061	1,803,175
Other payables	1,246,560	1,455,208
Advance from a customer	444,165	-
Operating lease liabilities - current	650,809	400,043
Total Current Liabilities	10,675,571	14,526,835

Operating lease liabilities - non-current	902,404	935,773
Income tax payable - non-current	961,048	1,094,048
Total Liabilities	12,539,023	16,556,656

Commitments and Contingencies

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,334,318 and 11,332,974 shares issued and outstanding respectively	12,334	11,333
Additional paid-in capital	22,205,181	15,301,268
Statutory reserve	346,315	346,315
Retained earnings	47,049,143	40,748,314
Accumulated other comprehensive gain (loss)	106,014	(15,901)
Total Jerash Holdings (US), Inc.'s Stockholder's Equity	69,718,987	56,391,329

Noncontrolling interest	300,690	302,120
Total Equity	70,019,677	56,693,449

Total Liabilities and Equity	$82,558,700	$73,250,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 JERASH HOLDINGS (US), INC.,

  SUBSIDIARIES AND AFFILIATE

  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020

Revenue, net	$36,815,023	$20,663,925	$112,414,881	$66,456,998
Cost of goods sold	29,904,287	18,253,070	89,768,624	55,111,823
Gross Profit	6,910,736	2,410,855	22,646,257	11,345,175

Selling, general and administrative expenses	4,259,796	2,362,603	11,797,698	7,067,109
Stock-based compensation expenses	319,101	-	634,914	42,151
Total Operating Expenses	4,578,897	2,362,603	12,432,612	7,109,260

Income from Operations	2,331,839	48,252	10,213,645	4,235,915

Other Income (Expense):
Other income (expense), net	(6,843)	66,357	(45,119)	126,535
Total other income (expense), net	(6,843)	66,357	(45,119)	126,535

Net income before provision for income taxes	2,324,996	114,609	10,168,526	4,362,450

Income tax expense	650,907	20,273	2,119,046	894,169

Net Income	1,674,089	94,336	8,049,480	3,468,281

Net loss attributable to noncontrolling interest	708	9	1,430	23
Net income attributable to Jerash Holdings (US), Inc.'s Common Stockholders	$1,674,797	$94,345	$8,050,910	$3,468,304

Net Income	$1,674,089	$94,336	$8,049,480	$3,468,281

Other Comprehensive Income:
Foreign currency translation gain	42,190	16,743	121,915	16,902
Total Comprehensive Income	1,716,279	111,079	8,171,395	3,485,183
Comprehensive income attributable to noncontrolling interest	-	-	-	-
Comprehensive Income Attributable to Jerash Holdings (US), Inc.'s Common Stockholders	$1,716,279	$111,079	$8,171,395	$3,485,183

Earnings Per Share Attributable to Common Stockholders:
Basic	$0.14	$0.01	$0.69	$0.31
Diluted	$0.13	$0.01	$0.69	$0.31

Weighted Average Number of Shares
Basic	12,290,840	11,325,000	11,654,039	11,325,000
Diluted	12,414,048	11,332,552	11,696,223	11,330,950

Dividend per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

					Additional			Accumulated Other	Non
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Gain (Loss)	Interest	Equity
Balance at March 31, 2020	-	$-	11,325,000	$11,325	$15,235,025	$212,739	$38,997,177	$(8,324)	$303,209	$54,751,151

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	42,151	-	-	-	-	42,151
Net income (loss)	-	-	-	-	-	-	3,468,304	-	(23)	3,468,281
Dividend payment	-	-	-	-	-	-	(1,698,750)	-	-	(1,698,750)
Foreign currency translation gain	-	-	-	-	-	-	-	16,902	-	16,902
Balance at December 31, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$40,766,731	$8,578	$303,186	$56,579,735

Balance at March 31, 2021	-	$-	11,332,974	$11,333	$15,301,268	$346,315	$40,748,314	$(15,901)	$302,120	$56,693,449

Stock-based compensation expense for restricted stock units issued under stock incentive plan	-	-	-	-	634,914	-	-	-	-	634,914

Cashless exercise of warrants	-	-	1,344	1	(1)	-	-	-	-	-
Common stock issued net of stock issuance costs of $730,000	-	-	1,000,000	1,000	6,269,000	-	-	-	-	6,270,000
Net income (loss)	-	-	-	-	-	-	8,050,910	-	(1,430)	8,049,480
Dividend payment	-	-	-	-	-	-	(1,750,081)	-	-	(1,750,081)
Foreign currency translation gain	-	-	-	-	-	-	-	121,915	-	121,915

Balance at December 31, 2021 (unaudited)	-	$-	12,334,318	$12,334	$22,205,181	$346,315	$47,049,143	$106,014	$300,690	$70,019,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

					Additional			Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Gain (Loss)	Interest	Equity
Balance at September 30, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$41,238,636	$(8,165)	$303,195	$57,034,906

Net income (loss)	-	-	-	-	-	-	94,345	-	(9)	94,336
Dividend payment	-	-	-	-	-	-	(566,250)	-	-	(566,250)
Foreign currency translation gain	-	-	-	-	-	-	-	16,743	-	16,743

Balance at December 31, 2020 (unaudited)	-	$-	11,325,000	$11,325	$15,277,176	$212,739	$40,766,731	$8,578	$303,186	$56,579,735

					Additional			Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Gain	Interest	Equity
Balance at September 30, 2021 (unaudited)	-	$-	11,334,318	$11,334	$15,617,080	$346,315	45,991,062	$63,824	$301,398	$62,331,013

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	319,101	-	-	-	-	319,101
Common stock issued net of stock issuance costs of $730,000	-	-	1,000,000	1,000	6,269,000	-	-	-	-	6,270,000
Net income (loss)	-	-	-	-	-	-	1,674,797	-	(708)	1,674,089
Dividend payment	-	-	-	-	-	-	(616,716)	-	-	(616,716)
Foreign currency translation gain	-	-	-	-	-	-	-	42,190	-	42,190

Balance at December 31, 2021 (unaudited)	-	$-	12,334,318	$12,334	$22,205,181	$346,315	$47,049,143	$106,014	$300,690	$70,019,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

SUBSIDIARIES AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,049,480	$3,468,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,511,963	1,230,002
Stock-based compensation expenses	634,914	42,151
Bad debt expense	221,584	62,860
Amortization of operating lease right-of-use assets	569,078	500,236
Changes in operating assets:
Accounts receivable	3,739,937	(4,951,339)
Inventories	3,553,625	3,420,003
Prepaid expenses and other current assets	(936,695)	193,163
Advance to suppliers	1,229,345	(2,037,596)
Changes in operating liabilities:
Accounts payable	(5,028,787)	1,551,377
Accrued expenses	946,057	(14,388)
Other payables	(208,649)	230,888
Advance from a customer	444,165	-
Operating lease liabilities	(612,953)	(534,808)
Income tax payable	460,805	544,198
Net cash provided by operating activities	14,573,869	3,705,028

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,317,327)	(553,308)
Acquisition of MK Garments	(2,700,000)	-
Acquisition deposit	(500,000)	-
Payment for long-term deposits	(1,544,792)	34,301
Net cash used in investing activities	(7,062,119)	(519,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(1,750,081)	(1,698,750)
Repayment of short-term loan	(612,703)	(234)
Proceeds from short-term loan	-	807,298
Net proceeds from issuance of common stock	6,270,000	-
Net cash provided by (used in) financing activities	3,907,216	(891,686)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	121,802	16,713

NET INCREASE IN CASH	11,540,768	2,311,048

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	22,861,711	26,916,709

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$34,402,479	$29,227,757

CASH AND RESTRICTED CASH, END OF PERIOD	34,402,479	29,227,757
LESS: RESTRICTED CASH	-	2,709,397
NON-CURRENT RESTRICTED CASH	1,301,588	927,338
CASH, END OF PERIOD	$33,100,891	$25,591,022

Supplemental disclosure information:
Cash paid for interest	$147,677	$-
Income tax paid	$1,644,546	$347,689

Non-cash financing activities
Right of use assets obtained in exchange for operating lease obligations	$821,671	$524,612

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

Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”) is a contract garment manufacturer that was established in Amman, Jordan, as a limited liability company on October 24, 2004 with a declared capital of JOD 100,000. On December 11, 2018, Jerash Garments and the sole shareholder of Paramount entered into an agreement pursuant to which Jerash Garments acquired all of the outstanding shares of stock of Paramount. Jerash Garments assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of June 18, 2019, Paramount became a subsidiary of Jerash Garments.

Jerash The First for Medical Supplies Manufacturing Company Limited (“Jerash The First”) was established in Amman, Jordan, as limited liability company on July 6, 2020, with a registered capital of JOD 150,000. Jerash The First is engaged in the production of medical supplies in Jordan and is a wholly owned subsidiary of Jerash Garments.

Mustafa and Kamal Ashraf Trading Company (Jordan) for the Manufacture of Ready-Make Clothes LLC (“MK Garments”) is a garment manufacturer that was established in Amman, Jordan, as a limited liability company on January 23, 2003 with a declared capital of JOD100,000. On June 24, 2021, Jerash Garments and the sole shareholder of MK Garments entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of MK Garments. As of October 7 2021, MK Garments became a subsidiary of Jerash Garments.

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

VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which a company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The Company’s VIE, Victory Apparel, was inactive for the nine months ended December 31, 2021, and the net assets of the VIE were approximately $0.3 million as each of December 31, 2021 and March 31, 2021.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of December 31, 2021 and March 31, 2021, the Company had no cash equivalents.

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

The Company had no short-term investments as of December 31, 2021 and March 31, 2021. The Company recorded a realized gain of $Nil and $60,197 for the three months ended December 31, 2021 and 2020, respectively, and $Nil and $124,889 for the nine months ended December 31, 2021 and 2020, respectively.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the nine months ended December 31, 2021 and 2020.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. For the nine months ended December 31, 2021 and 2020, there was no revenue recognized from performance obligations related to prior periods. As of December 31, 2021, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $571,749 and $316,027 for the three months ended December 31, 2021 and 2020, respectively. Total shipping and handling expenses were $1,557,328 and $860,157 for the nine months ended December 31, 2021 and 2020, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success is registered in Hong Kong and has no accumulated profit. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, and Victory Apparel are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries and VIE were subject to corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. Effective January 1, 2021, the income tax rate increased to 16% and plus a 1% social contribution.

Jerash Garments and its subsidiaries and VIE are subject to local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period from June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. The exemption has been extended to February 5, 2023.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income and Sales Taxes (continued)

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during the nine months ended December 31, 2021 and 2020.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other receivables, credit facilities, accounts payable, accrued expenses, income tax payables, other payables, and operating lease liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2021 and March 31, 2021 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2021 and March 31, 2021, respectively, $14,156,649 and $5,122,292 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of December 31, 2021, and March 31, 2021, respectively, $286,111 and $2,036,147 of the Company’s cash was on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY0.5 million (equivalent to $77,629) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of December 31, 2021, and March 31, 2021, respectively, $19,716,479 and $15,622,051 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of December 31, 2021, and March 31, 2021, respectively, $83,886 and $81,221 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended December 31, 2021, two end-customers accounted for 53% and 27% of the Company’s total revenue, respectively. For the three months ended December 31, 2020, four end-customers accounted for 31%, 18%, 16%, and 14% of the Company’s total revenue, respectively. For the nine months ended December 31, 2021, two end-customers accounted for 68% and 23% of the Company’s total revenue, respectively. For the nine months ended December 31, 2020, two end-customers accounted for 62% and 10% of the Company’s total revenue, respectively. As of December 31, 2021, four end-customers accounted for 43%, 20%, 17%, and 11% of the Company’s total accounts receivable balance, respectively. As of March 31, 2021, two end-customers accounted for 68% and 24% of the Company’s total accounts receivable balance, respectively.

For the three months ended December 31, 2021, the Company purchased approximately 53% and 22% of its garments and raw materials from two major suppliers, respectively. For the three months ended December 31, 2020, the Company purchased approximately 20% and 11% of its raw materials and garments from two major suppliers, respectively. For the nine months ended December 31, 2021, the Company purchased approximately 20% and 10% of its garments and raw materials from two major suppliers, respectively. For the nine months ended December 31, 2020, the Company purchased approximately 14% and 11% of its raw materials and garments from two major suppliers, respectively. As of December 31, 2021, accounts payable to the Company’s two major suppliers accounted for 14% and 11% of its total accounts payable balance, respectively. As of March 31, 2021, accounts payable to the Company’s four major suppliers accounted for 19%, 11%, 11%, and 10% of its total accounts payable balance, respectively.

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

The spread of COVID-19 around the world since March 2020 has caused significant volatility in U.S. and international markets. The Company’s operations were negatively impacted during the first three quarters of the fiscal year ended March 31, 2021 due to COVID-19 related shutdowns, global logistics disruptions, and order cancelations and shipment delays. However, sales growth resumed in the fourth quarter of the prior fiscal year and has extended well into the current fiscal year. The Company does not believe the COVID-19 pandemic had a significant impact on its operations during the nine months ended December 31, 2021.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	December 31, 2021	March 31, 2021
Trade accounts receivable	$8,293,331	$12,033,268
Less: allowances for doubtful accounts	221,584	—
Accounts receivable, net	$8,071,747	$12,033,268

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	December 31, 2021	March 31, 2021
Raw materials	$10,480,407	$13,293,628
Work-in-progress	3,619,418	2,057,986
Finished goods	7,382,516	9,684,352
Total inventory	$21,482,341	$25,035,966

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of	As of
	December 31, 2021	March 31, 2021
Advance to suppliers	$1,807,348	$3,036,693
Less: allowances for doubtful accounts	—	—
Advance to suppliers, net	$1,807,348	$3,036,693

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

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

As of December 31, 2021
Right-of-use assets	$1,857,871

Operating lease liabilities – current	$650,809
Operating lease liabilities – non-current	902,404
Total operating lease liabilities	$1,553,213

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2021:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	2.4

Weighted average discount rate	4.06%

During the three months ended December 31, 2021 and 2020, the Company incurred total operation lease expenses of $618,751 and $534,674, respectively. During the nine months ended December 31, 2021 and 2020, the Company incurred total operation lease expenses of $1,810,501 and $1,582,015, respectively.

NOTE 7 – LEASES (continued)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of December 31, 2021:

2022	$245,949
2023	903,909
2024	570,579
2025	135,728
2026	97,350
Thereafter	-
Total lease payments	1,953,515
Less: imputed interest	(95,644)
Less: prepayments	(304,658)
Present value of lease liabilities	$1,553,213

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of	As of
	December 31, 2021	March 31, 2021
Land	$1,831,192	$1,831,192
Property and buildings	1,911,818	432,562
Equipment and machinery	10,481,594	8,532,813
Office and electric equipment	906,232	825,013
Automobiles	785,392	512,209
Leasehold improvements	4,001,546	2,943,797
Subtotal	19,917,774	15,077,586
Construction in progress (1)	—	194,752
Less: Accumulated depreciation and amortization	(11,083,496)	(9,572,832)
Property and equipment, net	$8,834,278	$5,699,506

(1)	The construction in progress account represents costs incurred for constructing a dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet in the Tafilah Governorate of Jordan. Construction was temporarily suspended in March 2020 due to the COVID-19 pandemic but was subsequently completed, and the dormitory was ready for use as of September 30, 2021.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of December 31, 2021 and March 31, 2021. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,334,318 and 11,332,974 shares of common stock outstanding as of December 31, 2021 and March 31, 2021, respectively.

Statutory Reserve

In accordance with the corporate laws in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Victory Apparel are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. In addition, PRC companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses. The Company’s subsidiaries and VIE have reserved the maximum amount required.

Dividends

During the fiscal year ending March 31, 2022, on November 2, August 5, and May 14, 2021, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $616,716, $566,716, and $566,649 were paid in full on November 29, August 24, and June 2, 2021, respectively.

During the fiscal year ended March 31, 2021, on February 5, 2021, November 2, 2020, August 5, 2020, and May 15, 2020, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $566,250 were paid in full on February 23, 2021, November 23, 2020, August 24, 2020, and June 2, 2020, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. The major assumptions used in the Black Scholes model included the followings: the expected term is five years; risk-free interest rate is 1.8% to 2.8%; and the expected volatility is 50.3% to 52.2%. For the nine months ended December 31, 2021, 20,000 warrants were exercised on a cashless basis. There were 194,410 warrants outstanding as of December 31, 2021 with a weighted average exercise price of $6.71. All of the outstanding warrants were fully vested and exercisable as of December 31, 2021 and March 31, 2021.

All stock warrants activities are summarized as follows:

	Option to Acquire Shares	Weighted Average Exercise Price
Stock warrants outstanding at March 31, 2021	214,410	$6.67
Granted	—	—
Exercised	20,000	6.25
Stock warrants outstanding at December 31, 2021	194,410	$6.71

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

NOTE 10 – STOCK-BASED COMPENSATION (continued)

Stock Options (continued)

On April 9, 2018, the Board of Directors approved the issuance of 989,500 nonqualified stock options under the Plan to 13 executive officers and employees of the Company in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years. The fair value of these options was estimated as of the grant date using the Black-Scholes model with the major assumptions that expected terms is five years; risk-free interest rate is 2.6%; and the expected volatility is 50.3%. All these outstanding options were fully vested and exercisable on issue date. 3,000 options expired in November 2020.

On August 3, 2018, the Board of Directors granted the Company’s then Chief Financial Officer and Head of U.S. Operations a total of 150,000 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $6.12 per share and a term of 10 years. The fair value of these options was estimated as of the grant date using the Black-Scholes model with the major assumptions that expected terms is 10 years; risk-free interest rate is 2.95%; and the expected volatility is 50.3%. All these outstanding options were fully vested. 50,000 options expired in October 2020. The remaining 100,000 options became exercisable in August 2019.

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

All stock option activities are summarized as follows:

	Option to Acquire Shares	Weighted Average Exercise Price
Stock options outstanding at March 31, 2021	1,136,500	$6.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Stock options outstanding at December 31, 2021	1,136,500	$6.90

Restricted Stock Units

On June 24, 2021, the Board of Directors approved the grant of 200,000 Restricted Stock Units (“RSUs”) under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. The fair value of these RSUs on June 24, 2021 was $1,266,000, based on the market price of the Company’s common stock as of the date of the grant. As of December 31, 2021, there were $606,986 unrecognized stock-based compensation expenses to be recognized in the future.

Total stock-based expenses were $319,101 and $Nil for the three months ended December 31, 2021 and 2020, respectively. Total stock-based expenses were $634,914 and $42,151 for the nine months ended December 31, 2021 and 2020, respectively.

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

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Yukwise’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. For the three months ended December 31, 2021 and 2020, the total consulting fees under this agreement were $75,000 and $65,000, respectively. For the nine months ended December 31, 2021 and 2020, the total consulting fees under this agreement were $225,000 and $205,000, respectively.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Multi-Glory’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. For the three months ended December 31, 2021 and 2020, the total advisory and management expenses under this agreement were $75,000 and $65,000, respectively. For the nine months ended December 31, 2021 and 2020, the total advisory and management expenses under this agreement were $225,000 and $205,000, respectively.

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

On March 30, 2021, HSBC informed Treasure Success that the debts purchase services under the HSBC Factoring Agreement were terminated with immediate effect. As of December 31, 2021 and March 31, 2021, the Company had made $Nil and $Nil in withdrawals under the HSBC Credit Facilities, which were due within 120 days of each borrowing date or upon demand by HSBC. On June 30, 2021, the Company terminated the HSBC Facilities with immediately effect.

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of December 31, 2021 and March 31, 2021, the Company had $Nil and $612,703 outstanding amount, respectively, in import invoice financing under the SCBHK facility.

Starting from May and July 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on London Interbank Offered Rate (“LIBOR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses in the unaudited condensed consolidated statements of income and comprehensive income. For the three and nine months ended December 31, 2021, the early payment charge was $73,276 and $147,677, respectively. As of December 31, 2021 and March 31, 2021, receipts in advance from a customer was $444,165 and $Nil, respectively.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2021 and 2020. As of December 31, 2021, 1,530,910 RSUs, warrants, and stock options were outstanding. For the three and nine months ended December 31, 2021, 1,043,700 warrants and stock options were excluded from the EPS calculation as containing anti-dilution provisions. For the three and nine months ended December 31, 2020, 1,350,910 warrants and stock options were excluded from the EPS calculation as containing anti-dilution provisions.

	Three Months Ended December 31, (in $000s except share and per share information)		Nine months Ended December 31, (in $000s except share and per share information)
	2021	2020	2021	2020
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$1,675	$94	$8,051	$3,468

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,290,840	11,325,000	11,654,039	11,325,000
Dilutive securities – unexercised RSUs, warrants and options	123,208	7,552	42,184	5,950
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,414,048	11,332,552	11,696,223	11,330,950
Basic earnings per share	$0.14	$0.01	$0.69	$0.31
Diluted earnings per share	$0.13	$0.01	$0.69	$0.31

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended December 31, 2021 and 2020, outerwear accounted for approximately 84.1% and 89.7% of the Company’s total revenue, respectively. For the nine months ended December 31, 2021 and 2020, outerwear accounted for approximately 92.9% and 89.9% of the Company’s total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

NOTE 14 – SEGMENT REPORTING (continued)

The following table summarizes sales by geographic areas for the three months ended December 31, 2021 and 2020, respectively.

	For the three months Ended December 31,
	2021	2020
United States	$32,963,965	$15,459,814
Jordan	267,910	1,645,232
Others	3,583,148	3,558,879
Total	$36,815,023	$20,663,925

The following table summarizes sales by geographic areas for the nine months ended December 31, 2021 and 2020, respectively.

	For the nine months ended December 31,
	2021	2020
United States	$106,657,366	$56,452,326
Jordan	568,750	5,073,429
Others	5,188,765	4,931,243
Total	$112,414,881	$66,456,998

79.0% and 16.8% of long-lived assets were located in Jordan and Hong Kong, respectively, as of December 31, 2021.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success, was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of December 31, Treasure Success had made capital contribution of HKD 3 million (approximately $385,000). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

On July 14, 2021, the Company through its wholly owned subsidiary Jerash Garments, entered into a Sale and Purchase Contract (the “Kawkab Agreement”) with Kawkab Venus Dowalyah Lisenaet Albesah (the “Seller”). Pursuant to the Kawkab Agreement, the Seller agreed to sell, and Jerash Garments agreed to purchase, 100% ownership interests in Kawkab Venus Al Dowalyah for Garment Manufacturing LLC for a consideration of $2.7 million. Kawkab Venus Al Dowalyah for Garment Manufacturing LLC holds a land with factory premises, which it leases to MK Garments. The Kawkab Agreement contains customary representations and warranties of Jerash Garments and the Seller, customary conditions to closing, other obligations and rights of the parties, and termination provisions. The Company expects to complete this acquisition before the end of March 2022 due to personal reasons of the seller in relation to health and quarantine requirements. As of December 31, 2021, the Company paid $500,000. The Company will pay the remaining $2.2 million upon the acquisition closing.

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

Interim income tax expenses or benefit is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full fiscal year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and nine months ended December 31, 2021 was 28.0% and 20.8%, respectively, and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

NOTE 17 – ACQUISITION

On October 7, 2021, the Company acquired 100% of the equity interests in MK Garments for an aggregate of $2.8 million according to a Sale and Purchase Contract. As of December 31, 2021, $2.7 million had been paid and the remaining $100,000 is recorded as other payables and is expected to be paid in the fourth quarter of fiscal year 2022 ending March 31, 2022. MK Garments has approximately 500 employees and machine and equipment and is able to produce garments from raw materials. Costs associated with this transaction were not material and were expensed as incurred. Upon acquisition, MK Garments did not have any cash, financial assets, or liabilities. The acquisition has been accounted for under the acquisition method of accounting, under which the total purchase price is allocated to the net tangible and identifiable intangible assets of MK Garments based on their estimated fair values. Of the total $2.8 million purchase price, $1.5 million was allocated to machinery and equipment, $0.8 million was allocated to leasehold improvements, and the residual amount of $0.5 million was allocated to goodwill. The goodwill recognized as a result of this acquisition is primarily attributable to the assembled workforce. The results of operations since the acquisition date, and the assets, including the goodwill associated with the acquisition, are included in these unaudited condensed consolidated financial statements.

NOTE 18 – SUBSEQUENT EVENT

On February 4, 2022, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on February 22, 2022 to stockholders of record as of the close of business on February 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and in subsequent reports that we file with the U.S. Securities and Exchange Commission (the “SEC”).

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

Impact of COVID-19 on Our Business

Collectability of receivables. We had accounts receivable of $8.1 million as of December 31, 2021, out of which $5.7 million had been received through February 7, 2022. Two major customers have started to offer early payment alternatives since May and July 2021, which have shortened payment terms to below 10 days from submission of documents. See “—Liquidity and Capital Resources” for more details.

Inventory. We had inventory of 21.5 million as of December 31, 2021, substantially for orders scheduled to be shipped in fiscal 2022 and early fiscal 2023.

Investments. We acquired two pieces of land in fiscal 2020 for the construction of dormitory and production facilities. Due to the COVID-19 outbreak, management previously decided to hold off the construction to wait for a clearer picture on customer demand. As customer orders recovered to a satisfactory level, in April 2021, management decided to resume the preparation work for the dormitory construction, which is expected to be completed and ready for use in fiscal 2023. In June and July 2021, we entered into two Sale and Purchase Contracts to acquire a garment factory and the physical land and building that the factory was leasing. The acquisition of the garment factory was completed on October 7, 2021. We accounted for the acquisition under the acquisition method of accounting. The operating results of this garment factory since the completion of the acquisition and the assets of this garment factory are included in our unaudited condensed consolidated financial statements as of and for the period ended December 31, 2021. The acquisition of the land and building of the factory is expected to close before the end of March 2022 due to personal reasons of the seller in relation to health and quarantine requirements. See “Note 15—Commitments and Contingencies—Commitments.”

Revenue. For the quarter ended December 31, 2021, our sales were $36.8 million, which represented an approximate 78.2% increase from that of the same period in fiscal 2021. We continue to proactively communicate with our existing customers to reconfirm their orders and shipment schedules for the rest of fiscal 2022. However, the operating results for the rest of fiscal 2022 is still subject to the progress of ongoing reopening of economies in the U.S. and the EU that would significantly impact both order fulfilment and delivery schedules.

Liquidity/Going Concern. As of December 31, 2021, we had approximately $33.1 million of cash and net current assets of approximately $68.4 million with a current ratio of 6.4 to 1. In addition, we had banking facilities with aggregate limits of $3.0 million with $Nil outstanding as of December 31, 2021. Given the above, we believe that we will have sufficient financial resources to maintain as a going concern in fiscal 2022. On October 4, 2021, we completed the placement of one million new shares to independent investors with a net proceed of approximately $6.3 million to further bolster our financial position for further growth.

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

Results of Operations

Three months ended December 31, 2021 and 2020

The following table summarizes the results of our operations during the three-month periods ended December 31, 2021 and 2020, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$36,815	100%	$20,664	100%	$16,151	78%
Cost of goods sold	29,904	81%	18,253	88%	11,651	64%
Gross profit	6,911	19%	2,411	12%	4,500	187%

Selling, general and administrative expenses	4,260	12%	2,363	11%	1,897	80%
Stock-based compensation expenses	319	1%	-	0%	319	-%
Other income (expenses), net	(7)	0%	66	0%	(73)	(111)%
Net income before taxation	$2,325	6%	$114	1%	$2,211	1,939%
Taxation	651	1%	20	0%	631	3,155%
Net income	$1,674	5%	$94	1%	$1,580	1,681%

Revenue. Revenue increased by approximately $16.2 million, or 78%, to $36.8 million, for the three months ended December 31, 2021, from approximately $20.7 million for the same period in fiscal 2021. The increase was mainly due to an increase in export sales to two of our major U.S. customers. Strong recovery in the U.S. markets along with our continued expansion of the cooperation with these two major customers generated substantial order increases. All factories, including MK Garments and Paramount (acquired in mid-2019), are fully booked until July 2022 and were operating at or near capacity during the quarter.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended December 31, 2021 and 2020, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$19,624	53%	$6,506	31%
New Balance	9,905	27%	3,820	18%
Jiangsu Guotai Huasheng Industrial Co (HK)., Ltd	3,245	9%	2,982	14%
Dynamic Design Enterprise, Inc	2,013	5%	3,288	16%
G-III	1,422	4%	1,122	5%
Others	606	2%	2,946	16%
Total	$36,815	100%	$20,664	100%

(1)	A large portion of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$32,964	90%	$15,460	75%	$17,504	113%
Jordan	268	0%	1,645	8%	(1,377)	(84%)
Others	3,583	10%	3,559	17%	24	1%
Total	$36,815	100%	$20,664	100%	$16,151	78%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase in sales to the U.S. of approximately 113% during the three months ended December 31, 2021, was mainly attributable to an increase in sales to two of our major customers in the U.S.

For the three months ended December 31, 2021, aggregate sales to Jordan and other locations, such as Hong Kong and China, decreased by 26% from approximately $5.2 million to $3.9 million from the same period last year as more production capacity has been allocated to export orders, which typically have a higher profit margin.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $11.7 million, or 64%, to approximately $29.9 million, for the three months ended December 31, 2021, compared to approximately $18.3 million for the same period in fiscal 2021. As a percentage of revenue, the cost of goods sold decreased by approximately 7% points to 81% for the three months ended December 31, 2021 from 88% for the same period in fiscal 2021. The decrease in cost of goods sold as a percentage of revenue was primarily attributable to a higher proportion of export orders, which typically have a higher profit margin.

For the three months ended December 31, 2021, we purchased 53% and 22% of our garments and raw materials from two major suppliers, respectively. For the three months ended December 31, 2020, we purchased 20% and 11% of our raw materials and garments from two major suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 19% for the three months ended December 31, 2021, which increased by 7% points from the same period in fiscal 2021. The increase in gross profit margin was primarily driven by the higher proportion of export orders, which typically have a higher profit margin.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased by approximately 94% from approximately $2.4 million for the three months ended December 31, 2020, to approximately $4.6 million for the three months ended December 31, 2021. The increase was primarily due to (i) an increase in headcounts after completion of an acquisition of a subsidiary in October 2021, (ii) the inclusion of approximately $319,000 of stock-based payment expenses, and (iii) increased costs for employing additional migrant workers in the quarter ended December 31, 2021.

Other income/(expenses), net. Other expenses, net were approximately $7,000 for the three months ended December 31, 2021, as compared to other income, net of approximately $66,000 for the same period in fiscal 2021. The increase in net expenses was primarily due to the absence of a realized gain from short-term investments in the current period, compare with a $60,197 realized gain from short-term investments in the corresponding period of fiscal 2021.

Taxation. Income tax expenses for the three months ended December 31, 2021 were approximately $651,000 compared to income tax expenses of approximately $20,000 for the same period in fiscal 2021. The increase in the effective tax rate mainly resulted from the increase of net income before tax in Jordan, the increase of 2% in the local tax rate in Jordan since January 1, 2021, and the increase in loss in U.S. entities. The effective tax rate increased to 28.0% for the three months ended December 31, 2021, compared to 17.7% for the three months ended December 31, 2020.

Net income. Net income for the three months ended December 31, 2021 was approximately $1.7 million compared to net income of approximately $94,000 for the same period in fiscal 2021. The increase was mainly attributable to the increase in sales and the improvement in the gross profit margin.

Nine months ended December 31, 2021 and 2020

The following table summarizes the results of our operations during the nine-month periods ended December 31, 2021 and 2020, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2021		Nine Months Ended December 31, 2020		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$112,415	100%	$66,457	100%	$45,958	69%
Cost of goods sold	89,769	80%	55,112	83%	34,657	63%
Gross profit	22,646	20%	11,345	17%	11,301	100%

Selling, general and administrative expenses	11,798	10%	7,067	11%	4,731	67%
Stock-based compensation expenses	635	1%	42	0%	593	1,412%
Other income (expense), net	(45)	0%	126	0%	(171)	(136%)
Net income before taxation	$10,168	9%	$4,362	6%	$5,806	133%
Taxation	2,119	2%	894	1%	1,225	137%
Net income	$8,049	7%	$3,468	5%	$4,581	132%

Revenue. Revenue increased by approximately $46.0 million, or 69%, to $112.4 million, for the nine months ended December 31, 2021, from approximately $66.5 million for the same period in fiscal 2021. The increase was mainly due to the increase in export sales to two of our major customers in the U.S. Strong recovery in the U.S. markets along with our continued expansion of the cooperation with these two major customers generated substantial order increases. All factories, including MK Garments and Paramount (acquired in mid-2019), are fully booked until July 2022 and were operating at or near capacity during the first nine months of the fiscal year.

The following table outlines the dollar amount and percentage of total sales to our customers for the nine months ended December 31, 2021 and 2020, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2021		Nine Months Ended December 31, 2020
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$76,308	68%	$41,124	62%
New Balance	25,589	23%	6,592	10%
Jiangsu Guotai Huasheng Industrial Co (HK)., Ltd	3,245	3%	2,982	4%
G-III	2,434	2%	2,400	4%
Dynamic Design Enterprise, Inc	2,207	2%	3,529	5%
Soriana	1,487	1%	-	0%
Others	1,145	1%	9,830	15%
Total	$112,415	100%	$66,457	100%

(1)	A large portion of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2021		Nine Months Ended December 31, 2020		Period over Period Increase (decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$106,657	95%	$56,452	85%	$50,205	89%
Jordan	569	0%	5,074	8%	(4,505)	(89%)
Others	5,189	5%	4,931	7%	258	5%
Total	$112,415	100%	$66,457	100%	$45,958	69%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase of approximately 89% in sales to the U.S. during the nine months ended December 31, 2021 was mainly attributable to the increase in the export sales to two of our major customers in the U.S.

During the nine months ended December 31, 2021, aggregate sales to Jordan and other locations, such as Hong Kong and China, decreased by 42% from approximately $10.0 million to $5.8 million from the same period last year as more production capacity has been allocated to export orders, which typically have a higher profit margin.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $34.7 million, or 63%, to approximately $89.8 million for the nine months ended December 31, 2021 from approximately $55.1 million for the same period in fiscal 2021. As a percentage of revenue, the cost of goods sold decreased by approximately 3% points to 80% for the nine months ended December 31, 2021 from 83% for the same period in fiscal 2021. The decrease in cost of goods sold as a percentage of revenue was primarily attributable to the higher proportion of export orders, which typically have a higher profit margin.

For the nine months ended December 31, 2021, we purchased 20% and 10% of our garments and raw materials from two major suppliers, respectively. For the nine months ended December 31, 2020, we purchased 14% and 11% of our raw materials and garments from two major suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 20% for the nine months ended December 31, 2021, which increased by 3% points from 17% for the same period in fiscal 2021. The increase in gross profit margin was primarily driven by a higher proportion of export orders, which typically have a higher profit margin.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased by approximately 75% from approximately $7.1 million for the nine months ended December 31, 2020, to approximately $12.4 million for the nine months ended December 31, 2021. The increase was primarily due to (i) increased costs for employing additional migrant workers, (ii) the inclusion of approximately $0.6 million of stock-based payment expenses, and (iii) an increase in headcounts from the completion of acquisition of a subsidiary in October 2021.

Other income / (expenses), net. Other expenses, net were approximately $45,000 for the nine months ended December 31, 2021, as compared to other income, net of approximately $126,000 for the same period in fiscal 2021. The increase in net expenses was primarily due to the absence of a realized gain from short-term investments in the current period, compare with a $124,889 realized gain from short-term investments in the corresponding period of fiscal 2021.

Taxation. Income tax expenses for the nine months ended December 31, 2021 were approximately $2.1 million compared to income tax expenses of approximately $900,000 for the same period in fiscal 2021. The increase in the effective tax rate mainly resulted from the higher loss in China and U.S. The effective tax rate was up to 20.8% for the nine months ended December 31, 2021, compared to 20.5% for the nine months ended December 31, 2020.

Net income. Net income for the nine months ended December 31, 2021 was approximately $8.0 million compared to net income of approximately $3.5 million for the same period in fiscal 2021. The increase was mainly attributable to the increase in sales and the improvement in the gross profit margin discussed above.

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

As of December 31, 2021, we had cash of approximately $33.1 million and restricted cash of approximately $1.3 million, compared to cash of approximately $21.1 million and restricted cash of approximately $1.7 million as of March 31, 2021. The increase in total cash was mainly a result of (i) the completion of a placement in October 2021 that resulted in net proceeds of approximately $6.3 million, and (ii) the introduction of supply chain finance programs by two of our major customers that reduce payment terms from 60 to 90 days to within 10 days from shipments.

Our current assets as of December 31, 2021 were approximately $68.4 million and our current liabilities were approximately $10.7 million, which resulted in a ratio of approximately 6.4 to 1. As of March 31, 2021, our current assets were approximately $64.7 million and our current liabilities were $14.5 million, resulting in a ratio of 4.5 to 1.

The primary drivers in the increase in current assets were the increase in cash as a result of a share placement completed in October 2021 and the increase in operating profit in the current quarter.

The primary driver in the decrease in current liabilities was the decrease in accounts payable due to the decrease in inventory as of December 31, 2021.

Total equity as of December 31, 2021 was approximately $70.0 million, compared to $56.7 million as of March 31, 2021.

We had net working capital of $57.7 million and $50.1 million as of December 31, 2021, and March 31, 2021, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date of this Quarterly Report. On October 4, 2021, we completed the placement of one million new shares to independent investors with a net proceed of approximately $6.3 million to further bolster our financial position for further growth.

Since May and October 2021, we have participated in supply chain financing programs of two of our major customers, respectively. The programs allow us to receive early payments for approved sales invoices submitted by us through the bank the customer cooperates with. For any early payments received, we are subject to an early payment charge imposed by the customer’s bank, for which the rate is London Interbank Offered Rate (“LIBOR”) plus a spread. The arrangement allows us to have better liquidity without the need to incur administrative charges and handling fees as in bank financing.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

SCBHK Facility Letter

Pursuant to the Standard Chartered Hong Kong (“SCBHK”) facility letter dated June 15, 2018, and issued to Treasure Success by SCBHK, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. Borrowings under the SCBHK facility are due within 90 days of each invoice or financing date. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. We were informed by SCBHK on January 31, 2019 that the SCBHK facility had been activated. As of December 31, 2021, there was no outstanding balance under the SCBHK facility.

Nine months ended December 31, 2021 and 2020

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine months ended December 31,
	2021	2020
Net cash provided by operating activities	$14,574	$3,705
Net cash used in investing activities	(7,062)	(519)
Net cash provided by (used in) financing activities	3,907	(892)
Effect of exchange rate changes on cash	122	17
Net increase in cash	11,541	2,311
Cash, beginning of nine-month period	22,862	26,917
Cash, end of nine-month period	$34,403	$29,228

Operating Activities

Net cash provided by operating activities was approximately $14.6 million for the nine months ended December 31, 2021, compared to cash provided by operating activities of approximately $3.7 million for the same period in fiscal 2021. The increase in net cash provided in operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $3.6 million during the nine months ended December 31, 2021, compared to a decrease of $3.4 million in the same period in fiscal 2021;

●	a decrease in accounts receivable of $3.7 million during the nine months ended December 31, 2021, compared to an increase of $5.0 million in the same period in fiscal 2021;

●	an increase in prepaid expenses and other current assets of $0.9 million, compared to a decrease of $0.2 million the same period in fiscal 2021;

●	a decrease in advance to suppliers of $1.2 million, compared to an increase of $2.0 million in the same period in fiscal 2021;

●	a decrease in accounts payable of $5.0 million during the nine months ended December 31, 2021, compared to an increase of $1.6 million in the same period in fiscal 2021; and

●	an increase of net income to $8.0 million during the nine months ended December 31, 2021 from a net income of $3.5 million in the same period in fiscal 2021.

Investing Activities

Net cash used in investing activities was approximately $7.1 million for the nine months ended December 31, 2021, compared to approximately $0.5 million in the same period in fiscal 2021. The net cash used in investing activities during the nine months ended December 31, 2021 included amounts paid for the acquisition of a garment factory and the deposit paid for the acquisition of the factory building and the land, the construction of dormitory and production facilities, and the acquisitions of properties and machineries.

Financing Activities

Net cash provided by financing activities was approximately $3.9 million for the nine months ended December 31, 2021, from the net proceeds of $6.3 million in a placement completed in October 2021 and outflows of dividend payments of approximately $1.8 million and repayments of short-term loans of approximately $0.6 million. There was a net cash outflow of $0.9 million in the same period in fiscal 2021 resulting from dividend payments and proceeds from short-term loans.

Statutory Reserves

In accordance with the corporate laws in Jordan, our subsidiaries and VIE in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles in Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $346,000 and $212,739 as of December 31, 2021 and 2020, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2021 and 2020.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of December 31,
	2021	2020
Statutory Reserves	$346	$213
Total Restricted Net Assets	$346	$213
Consolidated Net Assets	$70,020	$56,580
Restricted Net Assets as Percentage of Consolidated Net Assets	0.49%	0.38%

Total restricted net assets accounted for approximately 0.50% of our consolidated net assets as of December 31, 2021. As our subsidiaries and VIE in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $5.0 million and approximately $553,000 for the nine months ended December 31, 2021 and 2020, respectively, mainly for plant and machinery and properties. Additions in plant and machinery amounted to approximately $1.9 million and $502,000 for the nine months ended December 31, 2021 and 2020, respectively. Additions to properties and leasehold improvements amounted to approximately $2.3 million and $2,000 for the nine months ended December 31, 2021 and 2020, respectively.

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

In 2018, we commenced another project to build a 54,000 square foot workshop in Al-Hasa County in the Tafilah Governorate of Jordan, which started operation in November 2019 with approximately 240 workers. Provided that we satisfy certain employment requirements over certain time periods, we do not anticipate incurring any significant costs for the project, which was constructed in conjunction with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. In the event we breach our agreement with these government agencies, we will have to pay such agencies JOD250,000, or approximately $353,000.

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

We project that there will be an aggregate of approximately $21 million and $14 million of capital expenditures in the fiscal years ending March 31, 2023 and 2024, respectively, for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries and VIE to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of December 31, 2021, concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 11, 2022	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)