Form 10-K
period 2022-03-31
Jerash Holdings (US), Inc.
filed 2022-06-27
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Registrant’s telephone number, including area code: (201) 285-7973

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the September 30, 2021 closing price reported by Nasdaq, was approximately $49,785,113.

The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding on June 24, 2022 was 12,334,318.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

Item 1. Business.

Overview

Jerash Holdings (US), Inc. (“Jerash Holdings”), through its wholly owned operating subsidiaries (together the “Group,” “we,” “us,” or “our”), is principally engaged in the manufacturing and exporting of customized, ready-made sportswear and outerwear from knitted fabric and personal protective equipment (“PPE”) produced in its facilities in the Hashemite Kingdom of Jordan (“Jordan”). Our website address is http://www.jerashholdings.com. Information available on our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

We are a manufacturer for many well-known brands and retailers, such as VF Corporation (which owns brands such as The North Face, Timberland, and Vans), New Balance, G-III (which owns brands such as Calvin Klein, Tommy Hilfiger, DKNY, and Guess), American Eagle, Walmart, and Costco. Our production facilities comprise six factories and four warehouses and we currently employ approximately 5,700 people. The total annual capacity at our facilities was approximately 14.0 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets, and excluding PPE) as of March 31, 2022.

Organizational Structure

Jerash Holdings is a holding company incorporated in Delaware in January 2016. As of the date of this annual report, Jerash Holdings has the following wholly owned subsidiaries: (i) Jerash Garments and Fashions Manufacturing Co., Ltd. (“Jerash Garments”), an entity formed under the laws of Jordan, (ii) Treasure Success International Limited (“Treasure Success”), an entity formed under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong” or “HK”), (iii) Chinese Garments and Fashions Manufacturing Co., Ltd. (“Chinese Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (iv) Jerash for Industrial Embroidery Co., Ltd. (“Jerash Embroidery”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (v) Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (vi) Mustafa and Kamal Ashraf Trading Company (Jordan) for the Manufacture of Ready-Make Clothes LLC (“MK Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments; (vii) Jiangmen Treasure Success Business Consultancy Co., Ltd. (“Jiangmen Treasure Success”), an entity incorporated under the laws of the People’s Republic of China (“China” or the “PRC”) and a wholly owned subsidiary of Treasure Success, (viii) Jerash The First Medical Supplies Manufacturing Company Limited (“Jerash The First”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, and (ix) Jerash Supplies, LLC (“Jerash Supplies”), an entity formed under the laws of the State of Delaware.

This chart reflects our organizational structure as of the date of this annual report:

Jerash Garments was established in Jordan on November 26, 2000 and operates out of our factory in Al Tajamouat Industrial City, a Development Zone in Amman, Jordan. Jerash Garments’ principal activities are to house management offices and to operate production lines and printing, sewing, ironing, packing, and quality control units, as well as house our trims and finished products warehouses. We also operate our factory in Al-Hasa County (as discussed below) under Jerash Garments.

Chinese Garments was established in Jordan on June 13, 2013 and operates out of our factory in Al Tajamouat Industrial City. Chinese Garments’ principal activities are to house administration, human resources, finance and management offices and to operate additional production lines and sewing, ironing, and packing units, as well as house our trims warehouse.

Jerash Embroidery was established in Jordan on March 11, 2013 and operates out of our factory in Al Tajamouat Industrial City. Jerash Embroidery’s principal activities are to perform the cutting and embroidery for our products.

Paramount was established in Jordan on October 24, 2004 and operates out of our factory in Al Tajamouat Industrial City. Paramount’s principal activities are to manufacture garments per customer orders.

MK Garments was established in Jordan on January 23, 2003. On June 24, 2021, Jerash Garments and the sole shareholder of MK Garments entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of MK Garments. As of October 7, 2021, MK Garments became a subsidiary of Jerash Garments. MK Garments operates out of our factory in Al Tajamouat Industrial City. MK Garments’ principal activities are to manufacture garments per customer orders.

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

Jerash The First was established in Jordan on July 6, 2020 and operate out of our factory in Al-Hasa County. Jerash The First’s principal activities are to manufacture PPE products.

Jerash Supplies was formed in Delaware on November 20, 2020. Jerash Supplies is engaged in the trading of PPE products.

Products

As a garment manufacturing group, we specialize in manufacturing sportswear and outerwear. Our sportswear and outerwear product offering consists of jackets, polo shirts, t-shirts, pants, and shorts. Our primary product offering is jackets, and in the fiscal years ended March 31, 2022 and 2021, approximately 35% and 25%, respectively, of our total shipped pieces were jackets.

In response to high demand for PPE due to the COVID-19 pandemic, we started manufacturing PPE in 2020. Our PPE product offering consists of branded (washable) and disposable face masks, medical scrubs, protective coveralls, and surgical gowns. In order to advance our PPE market development efforts, we incorporated a new entity, Jerash The First, which received temporary permission from Jordan’s Food and Drug Administration to manufacture and export non-surgical PPE. Our production facility for PPE needs to meet certain structural requirements before we can receive a permanent permission and we are still planning the production facility. In September, 2020, we successfully registered as a medical device manufacturing facility with the U.S. Food and Drug Administration for the sale and export of our PPE products to the United States. We also received an ISO 13485 designation covering the manufacturing, packing, and selling of medical supplies. PPE had minimal contribution to our total revenue in the fiscal year ended March 31, 2022.

Manufacturing and Production

Our production facilities are located in Al Tajamouat Industrial City and in Al-Hasa County in the Tafilah Governorate of Jordan.

Our production facilities in Al Tajamouat Industrial City comprise five factories and four warehouses. Effective as of January 1, 2019, the government of the Hashemite Kingdom of Jordan converted Al Tajamouat Industrial City into a Development Zone. Following this change, we continued to operate under benefits similar to the Qualifying Industrial Zone designation, but were subject to a 10% corporation income tax plus a 1% social contribution. Starting from January 1, 2020, the corporation income tax increased to 14% plus 1% social contribution. On January 1, 2021, the corporation income tax increased to 16%. Effective January 1, 2022, we have been subject to an 18% or 20% corporate income tax plus a 1% social contribution. Currently, the first factory, which we own, employs approximately 1,500 people. Its primary functions are to house our management offices, as well as production lines, trims warehouse, and printing, sewing, ironing, and packaging units. The second factory, which we lease, employs approximately 1,500 people. Its primary function is to house our administrative and human resources personnel, merchandising and accounting departments, embroidery, printing, additional production lines, trims and finished products warehouses, and sewing, ironing, packing and quality control units. The third factory, which we lease, employs approximately 200 people. Its primary functions are to perform the cutting for our products. The fourth factory (under Paramount), which we lease, currently employs approximately 1,200 people. Its primary functions are to house additional production lines. The fifth factory (under MK Garments) currently employs approximately 700 people. Its primary function is to manufacture garments for orders from customers. On July 14, 2021, we executed a sale and purchase contract to acquire the land and building of the fifth factory, the closing of which deal has been postponed due to personal reasons of the seller in relation to health and quarantine requirements. We currently expect to complete this acquisition by the second quarter of fiscal 2023.

Our production facility in Al-Hasa County in the Tafilah Governorate of Jordan comprises a factory, which currently employs approximately 400 people and its primary functions are to manufacture garment products per customer orders. We commenced the construction of this factory in 2018 and we started operations in November 2019. This is a joint project with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. According to our agreement with these government agencies, we will be using this factory without paying rent until December 2022, after which we anticipate entering into a lease agreement for the factory with the Jordanian Ministry of Labor for market rent. See “Item 2. Properties” below for more information regarding this factory.

In 2015, we commenced a project to build a 4,800 square-foot workshop in the Tafilah Governorate of Jordan, which was previously intended to be used as a sewing workshop for Jerash Garments, but which we now use as a dormitory to house management and supervisory staff who work at the factory in Al-Hasa County. Construction was temporarily suspended in March 2020 due to the COVID-19 pandemic and was subsequently completed and ready for use as of September 30, 2021.

In April 2021, we commenced a construction on a 189,000 square-foot housing facility for our multi-national workforce, situated on a 49,000 square-foot site owned by us, in Al Tajamouat Industrial City. We anticipate the completion and occupancy of the new building in August 2022. To meet increasing demand, we are also completing plans to construct an additional project on a nearby separate 133,000 square-foot parcel that we purchased in 2019 for $1.2 million, with 2/3 of the land allocated for our seventh factory and 1/3 for housing. We are closely monitoring market conditions and customer demands to optimize the construction plan.

Total annual capacity at our existing facilities was approximately 14 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets, and excluding PPE) as of March 31, 2022. Our production flow begins in the cutting department of our factory. Then the product is sent to the embroidery department for embroidery if applicable. From there, the product moves to be processed by the sewing unit, finishing department, quality control, and finally the ironing and packing units.

We do not have long-term supply contracts or arrangements with our suppliers. Most of our ultimate suppliers for raw materials, such as fabric, zippers, and labels, are designated by customers and we purchase such materials on a purchase order basis.

Employees

As of March 31, 2022, we had an aggregate of approximately 5,600 employees located in Jordan, Hong Kong, the People’s Republic of China, and the United States of America, all of which are full-time employees.

Customers

The following table outlines the dollar amount and percentage of total sales to our customers for the fiscal years ended March 31, 2022 (“fiscal 2022”) and March 31, 2021 (“fiscal 2021”).

	Fiscal Year 2022		Fiscal Year 2021
	Sales		Sales
	(USD, in thousands)%		(USD, in thousands)%

VF Corporation(1)	$96,450	67.3%	$55,994	62.1%
New Balance	34,506	24.1%	11,050	12.3%
Jiangsu Guotai Huasheng Industrial Co (HK)., Ltd	3,245	2.3%	2,982	3.3%
G-III	2,758	1.9%	2,875	3.2%
Dynamic	2,235	1.6%	6,347	7.0%
ARK Garments	829	0.6%	2,896	3.2%
Onset Time Limited	-	-%	1,672	1.9%
United Creations LLC	-	-%	1,665	1.8%
Dick’s Sporting Goods	-	-%	1,093	1.2%
Others	3,332	2.2%	3,639	4.0%
Total	$143,355	100.0%	$90,213	100.0%

(1)	Most of our products are sold under The North Face brand which is owned by VF Corporation.

In fiscal 2022 and fiscal 2021, we depended on a few key customers for our sales, and most of our sales in fiscal 2022 and 2021 were to one customer, VF Corporation.

We started producing garments for VF Corporation in 2012. Most of the products we manufacture are sold under The North Face Brand which is owned by VF Corporation. Currently, we manufacture primarily outerwear for The North Face. Approximately 67% and 62% of our sales in fiscal 2022 and 2021 were derived from the sale of manufactured products to VF Corporation, respectively. We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes that we and our customers have agreed upon for their purchase of the relevant manufactured garments. It is through the sample development and approval processes that we and VF Corporation and our other customers agree on the purchase and manufacture of the garments. For fiscal 2022, VF Corporate issued approximately 9,500 purchase orders to us in amounts ranging from approximately $5 to $684,000. For fiscal 2021, VF Corporation issued approximately 5,400 purchase orders to us in amounts ranging from approximately $8 to $596,000.

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

Competition

The markets for the manufacturing of sportswear and outerwear are highly competitive. The competition in those markets is focused primarily on the price and quality of the product and the level of customer service. Our products compete with products of other apparel manufacturers in Asia, Israel, Europe, the United States, and South and Central America.

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

In December 2019, COVID-19 was first identified in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. On March 17, 2020, Jordan announced a shutdown of non-essential activities as part of its proactive national efforts to limit the spread of COVID-19 and we suspended the operations of our facilities in Jordan as a result on March 18, 2020. On April 4, 2020, we resumed operations of our main production facilities in Al Tajamount Industrial City under the condition that only migrant workers, living in dormitories in Al Tajamouat Industrial City, are allowed to go to work in our factories under strict hygienic precautionary measures pursuant to an approval from the Jordanian Government dated April 1, 2020. Our Al-Hasa factory was also allowed to restart operation on April 26, 2020. Eventually, local employees were allowed to resume work on June 1, 2020. In fiscal 2022, our production facilities resumed full operation with additional medical and hygienic measures.

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

Income Tax Incentives

Effective January 1, 2019, Jordan’s government converted the geographical area where Jerash Garments and its subsidiaries are located from a Free Zone to a Development Zone. Development Zones are industrial parks that house manufacturing operations in Jordan. In accordance with applicable law, Jerash Garments and its subsidiaries began paying corporate income tax in Jordan at a rate of 10% plus 1% social contribution. Starting from January 1, 2020, the corporate income tax rate in Jordan increased to 14% plus 1% social contribution. Effective January 1, 2021, this rate increased to 16% plus 1% social contribution. On January 1, 2022, this rate further increased to 18% or 20% plus 1% social contribution. For more information, see “Note 2—Summary of Significant Accounting Policies—Income and Sales Taxes.”

In addition, Jerash Garments and its subsidiaries are subject to local sales tax of 16%. However, Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption was extended to February 5, 2023.

Government Regulation

Our manufacturing and other facilities in Jordan and our subsidiaries outside of Jordan are subject to various local regulations relating to the maintenance of safe working conditions and manufacturing practices. Management believes that we are currently in compliance in all material respects with all such regulations. We are not subject to governmental approval of our products or manufacturing process.

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

Our sales to VF Corporation (which owns brands such as The North Face, Timberland, and Vans), directly and indirectly, accounted for approximately 67% and 62% of our total sales in fiscal 2022 and fiscal 2021, respectively. From an accounting perspective, we are considered the principal in our arrangement with VF Corporation. We bear the inventory risk before the specified goods are transferred to a customer, and we have the right to determine the price and to change our product during the sample development process with customers in which we determine factors including material usage and manufacturing costs before confirming orders. Therefore, we present the sales and related manufacturing activities on a gross basis.

We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes. It is through these sample development and approval processes that we and VF Corporation agree on the purchase and manufacture of the garments in question. From April 1, 2021 to March 31, 2022, VF Corporation issued approximately 9,500 purchase orders to us in amounts ranging from approximately $5 to $684,000.

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

If we lose our larger brand name customers, or the customers fail to purchase our products at anticipated levels, our sales and operating results will be adversely affected.

Our results of operations depend to a significant extent upon the commercial success of our larger brand name customers. If we lose these customers, these customers fail to purchase our products at anticipated levels, or our relationships with these customers or the brands and retailers they serve diminishes, it may have an adverse effect on our results and we may lose a primary source of revenue. In addition, we may not be able to recoup development and inventory costs associated with these customers and we may not be able to collect our receivables from them, which would negatively impact our financial condition and results of operations.

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

Our financial condition, results of operations, and cash flows in fiscal 2020 and 2021 were adversely affected by the COVID-19 pandemic.

In December 2019, COVID-19 was first identified in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic—the first pandemic caused by a coronavirus. The outbreak has reached more than 160 countries, including Jordan and the United States, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus. On March 17, 2020, the country of Jordan announced a shutdown of non-essential activities as part of its proactive national efforts to limit the spread of COVID-19. On April 4, 2020, we resumed operations of our main production facilities in Al Tajamouat Industrial City under the condition that only migrant workers, living in dormitories in Al Tajamouat Industrial City, were allowed to go to work in the factories under strict hygienic precautionary measures, pursuant to an approval from the Jordanian government dated April 1, 2020. Our Al-Hasa factory was also allowed to restart operation on April 26, 2020. Eventually, local employees were also allowed to resume work starting June 1, 2020.

Owing to the national shutdown in Jordan between March 18 and March 31, 2020, the shipment of approximately $1.6 million of our orders which were scheduled to be shipped by March 31, 2020, the end of fiscal 2020, was postponed. We shipped these orders in the first quarter of fiscal 2021. There was also loss of productivity in the shutdown period which negatively impacted our first quarter and full year profitability in fiscal 2021. In fiscal 2022, our production facilities resumed full operation with additional medical and hygienic measures in place.

The COVID-19 pandemic may also materially adversely affect our business operations and condition and operating results for fiscal 2023, including but not limited to material negative impact on our total revenue, slower collection of accounts receivables, and additional allowance for doubtful accounts. Because of the significant uncertainties surrounding the COVID-19 pandemic, we cannot reasonably estimate the extent of the business disruption and the related financial at this time.

We may require additional financing to fund our operations and capital expenditures.

As of March 31, 2022, we had cash and cash equivalents of approximately $25.2 million and restricted cash of approximately $1.4 million. There can be no assurance that our available cash, together with resources from our operations, will be sufficient to fund our operations and capital expenditures. In addition, our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

Pursuant to a facility letter (the “SCBHK facility”) dated June 15, 2018 issued to Treasure Success by Standard Chartered Bank (Hong Kong) Limited (“SCBHK”), SCBHK offered to provide an import facility of up to $3,000,000 to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3,000,000. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. We were informed by SCBHK on January 31, 2019 that the SCBHK facility had been activated. As of March 31, 2022, there was no outstanding amount under the SCBHK facility. In June 2022, we were informed by SCBHK that the facility was cancelled due to persistently low usage and zero loan outstanding.

Pursuant to the DBS facility letter dated January 12, 2022, DBS Bank (Hong Kong) Limited (“DBSHK”) provided a bank facility of up to $5.0 million to Treasure Success. Pursuant to the agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022.

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

We have engaged, and may in the future engage, in transactions with affiliates and other related parties. These transactions may not have been, and may not be, on terms as favorable to us as they could have been if obtained from non-affiliated persons. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms as favorable as would be charged by others, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties. Through his wholly owned entity Merlotte, Mr. Choi, our chairman, chief executive officer, president, treasurer, and a significant stockholder, has an indirect ownership interest in certain companies, including Ford Glory International Limited (“Ford Glory”) and Jiangmen V-Apparel Manufacturing Limited, with which we have entered into, or in the future may enter into, agreements or arrangements. See also “Note 11—Related Party Transactions.” Our majority stockholders may economically benefit from our arrangements with related parties. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.

We are dependent on a product segment comprised of a limited number of products.

Presently, we generate revenue primarily from manufacturing and exporting sportswear and outerwear. A shift in demand from such products may reduce the growth of new business for our products, and reduce existing business in those products. If demand in sportswear and outerwear were to decline, we may endeavor to expand or transition our product offerings to other segments of the clothing retail industry. There can be no assurance that we would be able to successfully make such an expansion or transition, or that our sales and margins would not decline in the event we made such an expansion or transition.

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

We compete directly with a number of manufacturers of sportswear and outerwear. Some of these manufacturers have lower cost bases, longer operating histories, larger customer bases, greater geographical proximity to customers, or greater financial and marketing resources than we do. Increased competition, direct or indirect, could reduce our revenue and profitability through pricing pressure, loss of market share, and other factors. We cannot assure you that we will be able to compete successfully with existing or new competitors, as the market for our products evolves and the level of competition increases. We believe that our business will depend upon our ability to provide apparel products of good quality and meeting our customers’ pricing and delivery requirements, and our ability to maintain relationships with our major customers. There can be no assurance that we will be successful in this regard.

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

Exchange rate fluctuations between the U.S. dollar and Jordanian Dinar (“JOD”), Hong Kong dollar, or Chinese Yuan (“CNY”), as well as inflation in Jordan, Hong Kong, or the PRC, may negatively affect our earnings. A substantial majority of our revenue and a substantial portion of our expenses are denominated in U.S. dollars. However, a significant portion of the expenses associated with our Jordanian, Hong Kong, or PRC operations, including personnel and facilities-related expenses, are incurred in JOD, Hong Kong dollars, or CNY, respectively. Consequently, inflation in Jordan, Hong Kong, or the PRC will have the effect of increasing the dollar cost of our operations in Jordan, Hong Kong, or the PRC, respectively, unless it is offset on a timely basis by a devaluation of JOD, Hong Kong dollar, or CNY, as applicable, relative to the U.S. dollar. We cannot predict any future trends in the rate of inflation in Jordan, Hong Kong, or the PRC or the rate of devaluation of JOD, Hong Kong dollar, or CNY, as applicable, against the U.S. dollar. In addition, we are exposed to the risk of fluctuation in the value of JOD, Hong Kong dollar, and CNY vis-a-vis the U.S. dollar. There can be no assurance that JOD or Hong Kong dollar will remain effectively pegged to the U.S. dollar. Any significant appreciation of JOD, Hong Kong dollar, or CNY against the U.S. dollar would cause an increase in our JOD, Hong Kong dollar, or CNY expenses, as applicable, as recorded in our U.S. dollar denominated financial reports, even though the expenses denominated in JOD, Hong Kong dollars, or CNY, as applicable, will remain unchanged. In addition, exchange rate fluctuations in currency exchange rates in countries other than Jordan where we operate and do business may also negatively affect our earnings.

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

Former President Donald Trump expressed antipathy towards trade agreements, and took a starkly protectionist approach that included withdrawal and renegotiation of trade agreements and trade wars with China and U.S. allies alike. The new Biden administration raises the possibility of a policy change. President Joe Biden has expressed no desire to withdraw from existing agreements, presumably indicating that his policy will be less protectionist than former President Donald Trump’s. On the other hand, President Biden’s Buy American plan will make it harder for foreign manufacturers to sell goods in the U.S. and his insistence on strong labor provisions in trade agreements will likely prevent them from being implemented or protect U.S. industries when they are. It remains unclear what specifically President Biden would or would not do with respect to trade agreements, tariffs, and duties relating to products manufactured in Jordan. If President Biden takes action or publicly speaks out about the need to terminate or re-negotiate existing free trade agreements on which we rely, or in favor of restricting free trade or increasing tariffs and duties applicable to our products, such actions may adversely affect our sales and have a material adverse impact on our business, results of operations, and cash flows.

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

Three of our stockholders beneficially own approximately 52.6% of our outstanding common stock, as of June 24, 2022. Accordingly, our other stockholders do not have any ability to exercise control over us and those majority stockholders will have the ability, acting together, to elect all of our directors and to substantially influence the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of the Group, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our corporate documents. This concentration of voting power and control could have a significant effect in delaying, deferring, or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals.

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

In connection with the Private Placement, we also issued five-year warrants to purchase up to 79,000 shares of our common stock to various accredited investors at an exercise price of $6.25 per share. Such warrants expired on May 15, 2022 with respect to 54,000 warrants, and will expire on August 18, 2022 with respect to 20,000 warrants and September 27, 2022 with respect to 5,000 warrants. We have also issued a five-year warrant to our board observer to purchase up to 50,000 shares of common stock. The warrant had an exercise price of $5.00 per share and may be converted by means of a cashless exercise during the term of the warrant, which expired on May 15, 2022.

Finally, in connection with our initial public offering, we issued to the underwriter and its affiliates warrants to purchase 57,200 shares of common stock at an exercise price of $8.75 per share and an expiration date of May 2, 2023.

70,000 and 87,460 of the foregoing warrants have been exercised and expired, respectively, through the date of this annual report and there are currently 106,950 outstanding warrants to purchase shares of our common stock. To the extent any additional warrants are exercised, our stockholders’ ownership interest in us will be diluted, which may reduce the market price of our common stock.

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

We are currently operating in a period of economic uncertainty and capital market disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, and supply chain interruptions.

The recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union, and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. In addition, in managing an organization operating globally, we are subject to the risks and challenges related to the potential to subject our business to materially adverse consequences should the situation escalate beyond its current scope, including, among other potential impacts, the geographic proximity of the situation relative to the Middle East, where a material portion of our business is conducted.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this annual report.

We may be adversely affected by the effects of inflation and a potential recession.

Inflation has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. In addition, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for sportswear and outerwear, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of the inflation as well as a potential recession, our business, financial condition, and results of operations could be adversely affected

Item 1B. Unresolved Staff Comments.

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

On December 11, 2018, we entered into an agreement through Jerash Garments, one of our subsidiaries in Jordan, to acquire all of the stock of an existing garment manufacturing business in order to operate our fourth manufacturing facility in Al Tajamouat Industrial City located in Amman, Jordan. This acquisition increased Jerash’s annual capacity from 6.5 million pieces to 8 million pieces. The new facilities are an existing garment manufacturing operation adjacent to Jerash’s three largest manufacturing centers. Jerash assumed ownership of all of the machinery and equipment owned by Paramount through the acquisition. Jerash leases an approximately 100,900 square-foot primary garment manufacturing factory and housing accommodations for up to 500 workers located in Al Tajamouat Industrial City. Additionally, Jerash has coordinated with the Jordanian Ministry of Industry and Trade, Ministry of Labor and Customs Department to assume the existing compliance certificates and workplace certifications, including the facility’s Better Work Jordan credentials. In connection with the closing of this transaction, which occurred as of June 18, 2019, Jerash paid an aggregate of $980,000 to Paramount to acquire all of its stock. Jerash intends to further invest in machinery, dormitory expansion and facility audits to support additional growth at the new facility.

In 2015, we commenced a project to build a 4,800 square-foot workshop in the Tafilah Governorate of Jordan, which was previously intended to be used as a sewing workshop for Jerash Garments, but which we now use as a dormitory to house management and supervisory staff who work at the factory in Al-Hasa County as discussed below. Construction was temporarily suspended in March 2020 due to the COVID-19 pandemic but subsequently completed and ready for use as of September 30, 2021.

In 2018, we commenced another project to build a 54,000 square-foot factory in Al-Hasa County in the Tafilah Governorate of Jordan, which started operation in November 2019. This project is a joint project with the Jordanian Ministry of Labor and the Employment and Training Department in Jordan. Pursuant to the agreement between these parties and us, we guaranteed up to JOD112,500 (approximately $159,000) for this project and agreed to employ at least 500 workers for the first 12 months following the completion of the project, which requirement we have complied with. The Ministry of Labor financed the building of the factory and the Employment and Training Department supported 50% of the workers’ salaries, as well as transportation and social security costs in the first 12 months following the completion of the project. We will be using the factory without paying rent until December 2022, after which time we anticipate entering into a lease agreement for the factory with the Jordanian Ministry of Labor for market rent.

In April 2021, we commenced construction on a 189,000 square-foot housing facility for our multi-national workforce, situated on a 49,000 square-foot site owned by us, in Al Tajamouat Industrial City. We anticipate the completion and occupancy of the new building in August 2022. To meet increasing demand, we were also completing plans to construct an additional project on a nearby separate 133,000 square-foot parcel that we purchased in 2019 for $1.2 million, with 2/3 of the land allocated for our seventh factory and 1/3 for housing. We are closely monitoring economic condition and customer demands in formulating the construction plan.

On July 1, 2020, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a factory lease agreement, which was a replacement of a previous lease agreement dated August 31, 2019. The new lease has a one-year term with monthly rent amount of CNY28,300 (approximately $4,500) for additional office space and sample production purposes. On April 30, 2021, the factory lease agreement between Jiangmen Treasure Success and Jiangmen V-apparel Manufacturing Limited was terminated. On January 1, 2021, Jiangmen Treasure Success entered a factory lease agreement with an independent third party. The lease has a five-year term with monthly rent amount of CNY50,245 (approximately $7,900) for the first year, CNY60,270 (approximately $9,500) for the second year, and 5% further annual increments starting from the third year. On April 30, 2021, the factory lease agreement between Jiangmen Treasure Success and Jiangmen V-apparel Manufacturing Limited was terminated.

On June 24, 2021, we entered into an agreement through Jerash Garments to acquire all of the stock of an existing garment manufacturing business in order to operate our fifth manufacturing facility in Al Tajamouat Industrial City located in Amman, Jordan. This acquisition increased Jerash’s annual capacity from 12 million pieces to 14 million pieces. The new facilities are an existing garment manufacturing operation adjacent to Jerash’s four largest manufacturing centers. Jerash assumed ownership of all of the machinery and equipment owned by MK Garments through the acquisition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded and quoted on the Nasdaq Capital Market under the symbol “JRSH” since May 4, 2018. Before that, our stock was not traded on any stock exchange. As of June 24, 2022, there were 12,334,318 shares of common stock issued and outstanding held by approximately 37 stockholders of record.

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

We did not repurchase any of our common stock in the fiscal year ended March 31, 2022.

During the fiscal years ended March 31, 2022 and 2021, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2022 and 2021 and current reports on Form 8-K.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing.

EXECUTIVE OVERVIEW

Overview

Through our wholly owned operating subsidiaries, we are principally engaged in the manufacturing and exporting of customized, ready-made sportswear and outerwear from knitted fabric and PPE produced in our facilities in Jordan.

We are an approved manufacturer of many well-known brands and retailers, such as Walmart, Costco, New Balance, G-III (which owns brands such as Calvin Klein, Tommy Hilfiger, DKNY, and Guess), American Eagle, VF Corporation (which operates brands such as The North Face, Timberland, and Vans). Our production facilities are made up of six factories and four warehouses and currently employ approximately 5,700 people. The total annual capacity at our facilities is approximately 14.0 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets, and excluding PPE).

Impact of COVID-19 on Our Business

Collectability of receivables. We had accounts receivable of $11.0 million as of March 31, 2022, out of which $10.4 million had been received through June 23, 2022. Two major customers have offered early payment alternatives since May and July 2021, which have shortened payment terms to below 10 days from submission of documents. See “—Liquidity and Capital Resources” for more details.

Inventory. We had inventory of $28.3 million as of March 31, 2022, substantially for orders scheduled to be shipped within fiscal 2023.

Investments. We acquired two pieces of land in fiscal 2020 for the construction of dormitory and production facilities. Due to the COVID-19 pandemic, management previously decided to hold off the construction to wait for a clearer picture on customer demand. As customer orders recovered to a satisfactory level, in April 2021, management decided to begin work for the dormitory construction, which is expected to be completed and ready for use in fiscal 2023. In June and July 2021, we entered into two Sale and Purchase Contracts to acquire a garment factory and the physical land and building that the factory was leasing. The acquisition of the garment factory was completed on October 7, 2021. We accounted for the acquisition under the acquisition method of accounting. The operating results of this garment factory since the completion of the acquisition and the assets of this garment factory are included in the consolidated financial statements as of and for the fiscal year ended March 31, 2022 included in elsewhere in this annual report. The acquisition of the land and building of the factory is expected to close in the second quarter of fiscal 2023 due to personal reasons of the seller in relation to health and quarantine requirements. See “Note 15—Commitments and Contingencies—Commitments.”

Revenue. For fiscal 2022, our sales were $143.4 million, which represented an approximate 58.9% increase from $90.2 million for fiscal 2021. We have been proactively communicating with our existing customers to reconfirm their orders and shipment schedules for fiscal 2023. However, our operating results are still subject to the economies in the U.S. and the EU that would have significant impact on both order fulfilment and delivery schedules and our operating results may be adversely affected by the negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions, inflation, and a potential recession.

Liquidity/Going Concern. As of March 31, 2022, we had approximately $25.2 million of cash and net current assets of approximately $69.9 million with a current ratio of 4.9 to 1. In addition, we had banking facilities with aggregate limits of $3 million with $nil outstanding as of March 31, 2022. Given the above, we believe that we will have sufficient financial resources to maintain as a going concern in fiscal 2023. On October 4, 2021, we completed the placement of one million new shares to independent investors with a net proceed of approximately $6.3 million to further bolster our financial position for further growth.

Capital Expenditures. In fiscal 2021, management decided to put on hold the construction projects on the land acquired in fiscal 2020 to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the COVID-19 pandemic. As customer orders recovered to a satisfactory level, management decided to restart the preparation work for the construction of the dormitory in April 2021. The dormitory is expected to be completed and ready for use in fiscal 2023. In fiscal 2022, the Company acquired five car parking spaces.

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

Results of Operations

The following table presents certain information from our statement of income for fiscal years 2022 and 2021 and should be read, along with all of the information in this management’s discussion and analysis, in conjunction with the consolidated financial statements and related notes included elsewhere in this filing.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended March 31,
	2022		2021		Year over Year
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$143,355	100%	$90,213	100%	$53,142	59%
Cost of goods sold	116,023	81%	74,214	82%	41,809	56%
Gross profit	27,332	19%	15,999	18%	11,333	71%
Selling, general, and administrative expenses	16,843	12%	10,614	12%	6,229	59%
Other (expense) income, net	(45)	0%	109	0%	(154)	(141)%
Net income before taxation	$10,444	7%	$5,494	6%	$4,950	90%
Income tax expense	2,524	2%	1,346	1%	1,178	88%
Net income	$7,920	5%	$4,148	5%	$3,772	91%

Revenue. Revenue increased by approximately $53.1 million, or 59%, to approximately $143.4 million in fiscal 2022 from approximately $90.2 million in fiscal 2021. The increase was mainly due to an increase in export sales to two of our major U.S. customers. Strong recovery in the U.S. markets along with our continued expansion of the cooperation with these two major customers generated substantial order increases. All factories, including MK Garments and Paramount (acquired in mid-2019), are fully booked until December 2022 and were operating at or near capacity during fiscal 2022.

The following table outlines the dollar amount and percentage of total sales to our customers for the fiscal years ended March 31, 2022 and 2021, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Year Ended March 31, 2022		Fiscal Year Ended March 31, 2021
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$96,450	67.3%	$55,994	62.1%
New Balance	34,506	24.1%	11,050	12.3%
Jiangsu Guotai Huasheng Industrial Co (HK)., Ltd	3,245	2.3%	2,982	3.3%
G-III	2,758	1.9%	2,875	3.2%
Dynamic Design Enterprise, Inc	2,235	1.6%	6,347	7.0%
Soriana	1,487	1.0%	-	-%
ARK Garments	829	0.6%	2,896	3.2%
Onset Time Limited	-	-	1,672	1.9%
Others	1,845	1.2%	6,397	7.0%
Total	$143,355	100.0%	$90,213	100.0%

(1)	A large portion of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended March 31,
	2022		2021		Year over Year
Region	Amount	%	Amount	%	Amount	%
United States	$136,068	95%	$79,190	88%	$56,878	72%
Jordan	1,950	1%	5,703	6%	(3,753)	(66)%
Others	5,337	4%	5,320	6%	17	0%
Total	$143,355	100%	$90,213	100%	$53,142	59%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase of approximately 72% in sales to the U.S. during fiscal year ended March 31, 2022 was mainly attributable to the increase in the export sales to two of our major customers in the U.S.

During the fiscal year ended March 31, 2022, aggregate sales to Jordan and other locations, such as Hong Kong and China, decreased by 34% from approximately $11.0 million to $7.3 million during the fiscal year ended March 31, 2022 as more production capacity was allocated to export orders, which typically have a higher profit margin.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $41.8 million, or 56%, to approximately $116.0 million in fiscal 2022 from approximately $74.2 million in fiscal 2021. As a percentage of revenue, the cost of goods sold decreased by approximately 1% points to 81% in fiscal 2022 from 82% in fiscal 2021. The decrease in cost of goods sold as a percentage of revenue was primarily attributable to a full resumption of production and a higher proportion of export orders in fiscal 2022.

For the fiscal year ended March 31, 2022, we purchased approximately 20% and 11% of our garments and raw materials from two major suppliers, respectively. For the fiscal year ended March 31, 2021, we purchased approximately 13% of our garments from one major supplier.

Gross profit margin. Gross profit margin was approximately 19% in fiscal 2022, which increased by approximately 1% points from 18% in fiscal 2021. The increase in gross profit margin was primarily driven by higher proportion of export orders that typically have higher margin.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased by approximately 59% from approximately $10.6 million in fiscal 2021 to approximately $16.8 million in fiscal 2022. The increase was mainly attributable to (i) increased costs for employing additional migrant workers, (ii) the inclusion of approximately $0.9 million of stock-based compensation expenses, (iii) an increase in headcounts from the completion of acquisition of MK Garment in October 2021, and (iv) an increase in export expenses in proportion to growth in sales in fiscal 2022.

Other (expenses)/ income, net. Other expenses, net were approximately $45,000 in fiscal 2022 and other income, net was approximately $109,000 in fiscal 2021. The increase in other expenses was primarily due to the absence of a realized gain from short-term investments in the current period, compare with a $124,889 realized gain from short-term investments in the corresponding period of fiscal 2021.

Taxation. Income tax expenses for the fiscal 2022 were approximately $2.5 million compared to income tax expenses of approximately $1.3 million for fiscal 2021. The effective tax rate was slightly down to 24.2% for fiscal 2022, compared to 24.5% for the fiscal 2021 as Treasure Success started to report profit and the tax rate in Hong Kong is 16.5%, which is lower than 18% to 20% of Jordan.

Net income. Net income for fiscal 2022 was approximately $7.9 million, a 91% increase from approximately $4.1 million for fiscal 2021. The increase was mainly attributable to the increase in sales and the improvement in the gross profit margin discussed above.

Liquidity and Capital Resources

Jerash Holdings is a holding company incorporated in Delaware. As a holding company, we rely on dividends and other distributions from our Jordanian and Hong Kong subsidiaries to satisfy our liquidity requirements. Current Jordanian regulations permit our Jordanian subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. In addition, our Jordanian subsidiaries are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. We have relied on direct payments of expenses by our subsidiaries (which generate revenue) to meet our obligations to date. To the extent payments are due in U.S. dollars, we have occasionally paid such amounts in JOD to an entity controlled by our management capable of paying such amounts in U.S. dollars. Such transactions have been made at prevailing exchange rates and have resulted in immaterial losses or gains on currency exchange but no other profit.

As of March 31, 2022, we had cash of approximately $25.2 million and restricted cash of approximately $1.4 million compared to cash of approximately $21.1 million and restricted cash of approximately $1.7 million as of March 31, 2021. The increase in total cash was mainly a result of (i) the completion of a placement in October 2021 that resulted in net proceeds of approximately $6.3 million, and (ii) the introduction of supply chain finance programs by two of our major customers that reduce payment terms from 60 to 90 days to within 10 days from shipments, offsetting approximately $8.7 million used for the MK Garments acquisition, purchases of property, plant, and machinery, and payments for dormitory construction.

Our current assets as of March 31, 2022 were approximately $69.9 million, and our current liabilities were approximately $14.1 million, which resulted in a current ratio of approximately 4.9:1. Our current assets as of March 31, 2021 were approximately $64.7 million, and our current liabilities were approximately $14.8 million, which resulted in a current ratio of approximately 4.4:1. The primary drivers in the increase in current assets were the increase in cash as a result of a share placement completed in October 2021 and the increase in operating profit in the year. The primary driver in the decrease in current liabilities was the decrease in accounts payable due to the earlier payments to newly appointed suppliers, particularly for new customers introduced in recent years, and the repayment of short-term bank loans in light of the strong cash position. Total equity as of March 31, 2022 was approximately $69.3 million, compared to $56.4 million as of March 31, 2021.

We had net working capital of $55.7 million and $49.8 million as of March 31, 2022 and 2021, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date of this Annually Report.

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

Credit Facilities

SCBHK Facility Letter

Pursuant to the SCBHK facility letter dated June 15, 2018, and issued to Treasure Success by SCBHK, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covers import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. Borrowings under the SCBHK facility are due within 90 days of each invoice or financing date. SCBHK charges interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. We were informed by SCBHK on January 31, 2019 that the SCBHK facility had been activated. As of March 31, 2022, there was no amount outstanding under the SCBHK facility. In June 2022, we were informed by SCBHK that the facility was cancelled due to persistently low usage and zero loan outstanding.

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success. Pursuant to the agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022.

Fiscal Years ended March 31, 2022 and 2021

The following table sets forth a summary of our cash flows for the fiscal years ended March 31, 2022 and 2021.

(All amounts in thousands of U.S. dollars)

	For the fiscal years ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$8,963	$(1,499)
Net cash used in investing activities	(8,673)	(894)
Net cash provided by (used in) financing activities	3,289	(1,654)
Effect of exchange rate changes on cash	144	(8)
Net increase (decrease) in cash	3,723	(4,055)
Cash and restricted cash, beginning of year	22,860	26,915
Cash and restricted cash, end of year	$26,583	$22,860
Cash paid for interest	211	-
Income tax paid	1,762	773
Non-cash financing activities
Right of use assets obtained in exchange for operating lease obligations	$1,022	$1,352

Operating Activities

Net cash provided by operating activities was approximately $9.0 million in fiscal 2022, compared to net cash used in operating activities of approximately $1.5 million in fiscal 2021. The increase in net cash provided by operating activities was primarily attributable to the following factors:

●	an increase in inventory of $3.2 million during fiscal 2022, compared to an increase of $2.4 million during fiscal 2021;

●	a decrease in accounts receivable of $0.8 million during fiscal 2022, compared to an increase of $6.7 million in fiscal 2021;

●	an increase in prepaid expenses and other current assets of $0.9 million, compared to a decrease of $0.4 million in fiscal 2021;

●	a decrease in advance to suppliers of $1.7 million, compared to an increase of $0.9 million in fiscal 2021;

●	a decrease in accounts payable of $3.1 million during fiscal 2022, compared to an increase of $1.5 million in fiscal 2021; and

●	an increase of net income to $7.9 million during fiscal 2022 from a net income of $4.1 million in fiscal 2021.

Investing Activities

Net cash used in investing activities was approximately $8.7 million and $0.9 million for fiscal 2022 and 2021, respectively. The increase in net cash used in investing activities was mainly attributable to $3.0 million used in the acquisition of property, plant and machinery, $2.1 million for payments for the construction of a dormitory, and $2.7 million for the acquisition of all the share capital of MK Garments.

Financing Activities

Net cash provided by financing activities was approximately $3.3 million for fiscal 2022, from the net proceeds of $6.3 million in a placement completed in October 2021 and outflows of dividend payments of approximately $2.4 million and repayments of short-term loans of approximately $0.6 million. There was a net cash outflow of $1.7 million in fiscal 2021 resulting from dividend payments and proceeds from short-term loans.

Statutory Reserves

In accordance with the corporate Law in Jordan, Jerash Holdings’ subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $379,323 and $346,315 as of March 31, 2022 and 2021, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of March 31, 2022 and 2021.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of March 31,
	2022	2021
Statutory Reserves	$379	$346
Total Restricted Net Assets	$379	$346
Consolidated Net Assets	$69,304	$56,391
Restricted Net Assets as Percentage of Consolidated Net Assets	0.55%	0.61%

Total restricted net assets accounted for approximately 0.55% of our consolidated net assets as of March 31, 2022. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $8.7 million and $1.0 million in fiscal 2022 and 2021, respectively, for property, plant, and machinery, the construction of a dormitory, and the acquisition of MK Garment. Additions in property, plant, and machinery amounted to approximately $3.0 million and $0.8 million in fiscal 2022 and 2021, respectively. Payments for construction of a dormitory and factory expansion amounted to $2.1 million in fiscal 2022, and payment made for the acquisition of all the share capital of MK Garment was $2.7 million in fiscal 2022.

In 2015, we commenced a project to build a 4,800 square-foot workshop in the Tafilah Governorate of Jordan, which was initially intended to be used as a sewing workshop for Jerash Garments, but which we now use as a dormitory to house management and supervisory staff for the 54,000 square-foot workshop in Al-Hasa County. Construction was temporarily suspended in March 2020 due to the COVID-19 pandemic but subsequently completed, and the building was ready for use as of September 30, 2021.

In 2018, we commenced another project to build a 54,000 square-foot factory in Al-Hasa County in the Tafilah Governorate of Jordan, which started operation in November 2019 with approximately 240 workers. This project was constructed in conjunction with the Jordanian Ministry of Labor and the Jordanian Education and Training Department.

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

We project that there will be an aggregate of approximately $16 million and $0.5 million of capital expenditures in the fiscal years ending March 31, 2023 and 2024, respectively, for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

Off-balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

For Management’s Discussion and Analysis of the fiscal years ended March 31, 2021 and 2020, please see our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on June 23, 2021.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted by the United States of America, which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past two years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience, and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

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

JERASH HOLDINGS (US), INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Jerash Holdings (US), Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jerash Holdings (US), Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2022 and 2021, and the related statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

New York, New York
June 27, 2022

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021

ASSETS
Current Assets:
Cash	$25,176,120	$21,124,842
Restricted cash	-	714,844
Accounts receivable, net	11,049,069	12,033,268
Tax recoverable	374,377	379,719
Inventories	28,255,179	25,035,966
Prepaid expenses and other current assets	3,233,592	2,329,289
Investment deposits	500,000	-
Advance to suppliers, net	1,284,601	3,036,693
Total Current Assets	69,872,938	64,654,621

Restricted cash - non-current	1,407,368	1,020,777
Long-term deposits	419,597	128,690
Deferred tax assets, net	352,590	148,663
Property, plant and equipment, net	10,933,147	5,699,506
Goodwill	499,282	-
Right of use assets	1,826,062	1,596,600
Total Assets	$85,310,984	$73,248,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Credit facilities	$-	$612,703
Accounts payable	4,840,225	7,922,839
Accrued expenses	3,115,953	2,331,809
Income tax payable - current	2,861,272	1,803,175
Other payables	2,278,816	1,455,208
Amount due to a related party	300,166	301,930
Operating lease liabilities - current	739,101	400,043
Total Current Liabilities	14,135,533	14,827,707

Operating lease liabilities - non-current	869,313	935,773
Income tax payable - non-current	1,001,880	1,094,048
Total Liabilities	16,006,726	16,857,528

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,334,318 and 11,332,974 shares issued and outstanding respectively	12,334	11,333
Additional paid-in capital	22,517,346	15,301,268
Statutory reserve	379,323	346,315
Retained earnings	46,268,110	40,748,314
Accumulated other comprehensive gain (loss)	127,145	(15,901)
Total Jerash Holdings (US), Inc.’s Stockholders’ Equity	69,304,258	56,391,329

Total Liabilities and Stockholders’ Equity	$85,310,984	$73,248,857

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Fiscal Years Ended March 31,
	2022	2021

Revenue, net	$143,354,902	$90,213,361
Cost of goods sold	116,023,267	74,213,993
Gross Profit	27,331,635	15,999,368

Selling, general, and administrative expenses	15,895,998	10,546,267
Stock-based compensation expenses	947,079	66,251
Total Operating Expenses	16,843,077	10,612,518

Income from Operations	10,488,558	5,386,850

Other (Expense) Income:
Other (expense) income, net	(44,683)	108,509
Total other (expense) income, net	(44,683)	108,509

Net income before provision for income taxes	10,443,875	5,495,359

Income tax expense	2,524,275	1,345,646

Net Income	$7,919,600	$4,149,713

Other Comprehensive Income:
Foreign currency translation gain (loss)	143,046	(7,577)
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$8,062,646	$4,142,136

Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$0.67	$0.37

Weighted Average Number of Shares
Basic	11,821,779	11,325,131
Diluted	11,897,717	11,325,311

Dividend per share	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Gain (Loss)	Equity
Balance at March 31, 2020	-	$-	11,325,000	$11,325	$15,235,025	$212,739	$38,997,177	$(8,324)	$54,447,942

Stock-based compensation expense for the stock options issued under stock incentive plan	-	-	-	-	66,251	-	-	-	66,251
Share issued	-	-	7,974	8	(8)	-	-	-	-
Net income	-	-	-	-	-	-	4,149,713	-	4,149,713
Dividend payment	-	-	-	-	-	-	(2,265,000)	-	(2,265,000)
Statutory Reserve	-	-	-	-	-	133,576	(133,576)	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	(7,577)	(7,577)
Balance at March 31, 2021	-	$-	11,332,974	$11,333	$15,301,268	$346,315	$40,748,314	$(15,901)	$56,391,329

Balance at March 31, 2021	-	$-	11,332,974	$11,333	$15,301,268	$346,315	$40,748,314	$(15,901)	$56,391,329

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	947,079	-	-	-	947,079
Cashless exercise of warrants	-	-	1,344	1	(1)	-	-	-	-
Common stock issued net of stock issuance costs of $730,000	-	-	1,000,000	1,000	6,269,000	-	-	-	6,270,000
Net income	-	-	-	-	-	-	7,919,600	-	7,919,600
Dividend payment	-	-	-	-	-	-	(2,366,796)	-	(2,366,796)
Statutory Reserve	-	-	-	-	-	33,008	(33,008)	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	143,046	143,046
Balance at March 31, 2022	-	$-	12,334,318	$12,334	$22,517,346	$379,323	$46,268,110	$127,145	$69,304,258

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,919,600	$4,149,713
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,149,419	1,618,533
Stock-based compensation expenses	947,079	66,251
Bad debt expense	221,584	-
Amortization of operating lease right-of-use assets	803,056	933,959
Gain from sales of short-term investments	-	(124,889)
Changes in operating assets:
Accounts receivable	762,614	(6,697,520)
Inventories	(3,219,213)	(2,402,194)
Prepaid expenses and other current assets	(904,305)	432,585
Advance to suppliers	1,752,091	(920,326)
Deferred tax assets	(203,928)	(8,768)
Changes in operating liabilities:
Accounts payable	(3,082,614)	1,546,519
Accrued expenses	783,087	88,170
Other payables	823,608	525,425
Operating lease liabilities	(759,919)	(907,669)
Income tax payable	971,386	201,566
Net cash provided by (used in) operating activities	8,963,545	(1,498,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investment	-	(9,686,091)
Proceeds of short-term investment	-	9,810,980
Purchases of property, plant and equipment	(2,955,328)	(890,462)
Payments for construction of properties	(2,098,323)	-
Acquisition of MK Garments	(2,700,000)	-
Acquisition deposit	(500,000)	-
Payment for long-term deposits	(419,597)	(128,690)
Net cash used in investing activities	(8,673,248)	(894,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(2,366,796)	(2,265,000)
Repayment from short-term loan	(612,703)	(235)
Repayment of advance from a related party	(1,763)	(1,763)
Proceeds from short-term loan	-	612,703
Net proceeds from issuance of common stock	6,270,000	-
Net cash provided by (used in) financing activities	3,288,738	(1,654,295)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	143,990	(7,763)

NET INCREASE (DECREASE) IN CASH	3,723,025	(4,054,966)

CASH, AND RESTRICTED CASH, BEGINNING OF THE YEAR	22,860,463	26,915,429

CASH, AND RESTRICTED CASH, END OF THE YEAR	$26,583,488	$22,860,463

CASH AND RESTRICTED CASH, END OF YEAR	26,583,488	22,860,463
LESS: RESTRICTED CASH	-	714,844
NON-CURRENT RESTRICTED CASH	1,407,368	1,020,777
CASH, END OF YEAR	$25,176,120	$21,124,842
	-
Supplemental disclosure information:
Cash paid for interest	$210,576	$-
Income tax paid	$1,762,254	$773,320

Non-cash financing activities
Right of use assets obtained in exchange for operating lease obligations	$1,022,172	$1,352,167

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Jerash Holdings (US), Inc. (“Jerash Holdings”) was incorporated under the laws of the State of Delaware on January 20, 2016. Jerash Holdings is a holding company with no operations. Jerash Holdings and its subsidiaries are herein collectively referred to as the “Company.”

Jerash Garments and Fashions Manufacturing Company Limited (“Jerash Garments”) is a wholly owned subsidiary of Jerash Holdings and was established in Amman, the Hashemite Kingdom of Jordan (“Jordan”), as a limited liability company on November 26, 2000 with a declared capital of 150,000 Jordanian Dinar (“JOD”) (approximately US$212,000).

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both established in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with a declared capital of JOD50,000. Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments.

Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”) is a contract garment manufacturer that was established in Amman, Jordan, as a limited liability company on October 24, 2004 with a declared capital of JOD100,000. On December 11, 2018, Jerash Garments and the sole shareholder of Paramount entered into an agreement pursuant to which Jerash Garments acquired all of the outstanding shares of stock of Paramount. Jerash Garments assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. On June 18, 2019, Paramount became a subsidiary of Jerash Garments.

Jerash The First for Medical Supplies Manufacturing Company Limited (“Jerash The First”) was established in Amman, Jordan, as limited liability company on July 6, 2020, with a registered capital of JOD150,000. Jerash The First is engaged in the production of medical supplies in Jordan and is a wholly owned subsidiary of Jerash Garments.

Mustafa and Kamal Ashraf Trading Company (Jordan) for the Manufacture of Ready-Make Clothes LLC (“MK Garments”) is a garment manufacturer that was established in Amman, Jordan, as a limited liability company on January 23, 2003 with a declared capital of JOD100,000. On June 24, 2021, Jerash Garments and the sole shareholder of MK Garments entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of MK Garments. On October 7, 2021, MK Garments became a subsidiary of Jerash Garments.

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

The Company is engaged primarily in the manufacturing and exporting of customized, ready-made sportswear and outerwear and personal protective equipment (“PPE”) produced in its facilities in Jordan and sold in the United States, Jordan, and other countries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

The consolidated financial statements include the financial statements of Jerash Holdings and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of March 31, 2022 and 2021, the Company had no cash equivalents.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-term Investments

From time to time, the Company purchased financial products that can be readily converted into cash and accounted for such financial products as short-term investments. The financial products include money market funds, bonds, and mutual funds. The carrying values of the Company’s short-term investments approximate fair value because of their liquidity. The gain and interest earned are recognized in the consolidated statements of comprehensive income over the contractual terms of these investments.

The Company had no short-term investments as of March 31, 2022 and 2021. The Company recorded a realized gain of $nil and $124,889 for the fiscal years ended March 31, 2022 and 2021, respectively.

Accounts Receivable, Net

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants extended payment terms to customers with good credit standing and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of comprehensive income. Actual amounts received may differ from management’s estimate of credit worthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of comprehensive income.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the fiscal years ended March 31, 2022 and 2021.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of March 31, 2022 and 2021, the carrying amount of goodwill was $499,282 and $nil, respectively. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the year ended March 31, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s customized ready-made outerwear for large brand-name retailers and PPE. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year. Virtually all of the Company’s contracts are short term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within ten to 150 days of the invoice date. The contracts do not have significant financing components. Shipping and handling costs associated with outbound freight are not an obligation of the Company. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. The Company did not have any contract liabilities as of March 31, 2022 and 2021. For the fiscal year ended March 31 2022 and 2021, there was no revenue recognized from performance obligations related to prior periods. As of March 31, 2022, there was no revenue expected to be recognized in any future periods related to remaining performance obligations.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $1,864,202 and $1,108,659 for the fiscal years ended March 31, 2022 and 2021, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success is registered in Hong Kong and is subject to profits tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, and MK Garments are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 14% plus a 1% social contribution as of January 1, 2020. The income tax rate increased to 16% plus a 1% social contribution starting from January 1, 2021. Effective January 1, 2022, income rate increased to 18% or 20%, plus a 1% social contribution.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income and Sales Taxes (continued)

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during the fiscal years ended March 31, 2022 and 2021.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as functional currency of each abovementioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the statement of comprehensive income as incurred.

The value of JOD and other currencies against US$ may fluctuate and is affected by, among other things, changes in Jordan’s political and economic conditions. Any significant revaluation of JOD, HKD, and CNY may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	March 31, 2022	March 31, 2021
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8325	US$1=HKD7.7744
	US$1=CNY6.3393	US$1=CNY6.5565
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7844	US$1=HKD7.7527
	US$1=CNY6.4180	US$1=CNY6.7702

Stock-Based Compensation

The Company measures compensation expense for stock-based awards based upon the awards’ initial grant-date fair value. The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method.

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

●	Expected Term: the expected term of a warrant or a stock option is the period of time that the warrant or a stock option is expected to be outstanding.

●	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issued with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company uses the nearest interest rate from the available maturities.

●	Expected Stock Price Volatility: the Company utilizes its own stock volatility over the same period of time as the life of the warrant or stock option. When the Company’s own stock volatility information is unavailable for such period of time, the Company utilizes comparable public company volatility.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

●	Dividend Yield: Stock-based compensation awards granted prior to November 2018 assumed no dividend yield, while any subsequent stock-based compensation awards will be valued using the anticipated dividend yield.

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD or CNY to US$ is reported in other comprehensive income in the consolidated statements of comprehensive income.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables, amount due to a related party and operating lease liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2022 and 2021 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2022 and 2021, respectively, $12,735,486 and $5,121,044 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of March 31, 2022 and 2021, respectively, $351,255 and $2,036,147 of the Company’s cash was on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY0.5 million (equivalent to $78,873) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of March 31, 2022 and 2021, respectively, $13,311,340 and $15,622,051 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of March 31, 2022 and 2021, respectively, $37,342 and $81,221 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the fiscal year ended March 31, 2022, two end-customers accounted for 67% and 24% of the Company’s total revenue, respectively. For the fiscal year ended March 31, 2021, two end-customers accounted for 62% and 12% of the Company’s total revenue, respectively. As of March 31, 2022, one end-customer accounted for 89% of the Company’s total accounts receivable balance. As of March 31, 2021, two end-customers accounted of 68% and 24% of the Company’s total accounts receivable balance, respectively.

For the fiscal year ended March 31, 2022, the Company purchased approximately 20% and 11% of its garments and raw materials from two major suppliers, respectively. For the fiscal year ended March 31, 2021, the Company purchased approximately 13% of its garments from one major supplier. As of March 31, 2022, accounts payable to the Company’s three major suppliers accounted for 11%, 11%, and 10% of the total accounts payable balance, respectively. As of March 31, 2021, accounts payable to the Company’s four major suppliers accounted for 19%, 11%, 11%, and 10% of the total accounts payable balance, respectively.

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

The spread of COVID-19 around the world since March 2020 has caused significant volatility in U.S. and international markets. The Company’s operations were negatively impacted during the first three quarters of the fiscal year ended March 31, 2021 due to COVID-19 related shutdowns, global logistics disruptions, and order cancelations and shipment delays. However, sales growth resumed in the fourth quarter of the prior fiscal year and has extended well into the current fiscal year. In fiscal 2022, the Company’s production facilities resumed full operation with additional medical and hygienic measures in place.

There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. The Company currently expects that its operation results for the fiscal year ending March 31, 2023 would not be significantly impacted by COVID-19. However, given the dynamic nature of these circumstances, should there be resurgence of the COVID-19 cases globally so that the U.S. government or the Jordan government implements new restrictions to contain the spread, it is expected the Company’s business will be negatively impacted.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. As of March 31, 2021, the Company overstated noncontrolling interest by $302,120 and understated amount due to a related party by $301,930. The misstatement was due to the Company erroneously concluding that it was the primary beneficiary of a variable interest entity, Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”), which is an inactive related party to the Company, and consolidating the financial statements of Victory Apparel in the Company’s consolidated financial statements as of and for the year ended March 31, 2021. The error has been corrected in the accompanying consolidated financial statements as of March 31, 2022 and 2021 and for each of the two years ended March 31, 2022. Such reclassifications had no effect on net income or cash flows as previously reported.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	March 31, 2022	March 31, 2021
Trade accounts receivable	$11,270,652	$12,033,268
Less: allowances for doubtful accounts	221,583	-
Accounts receivable, net	$11,049,069	$12,033,268

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	March 31, 2022	March 31, 2021
Raw materials	$17,714,578	$13,293,628
Work-in-progress	2,010,417	2,057,986
Finished goods	8,530,184	9,684,352
Total inventory	$28,255,179	$25,035,966

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of	As of
	March 31, 2022	March 31, 2021
Advance to suppliers	$1,284,601	$3,036,693
Less: allowances for doubtful accounts	-	-
Advance to suppliers, net	$1,284,601	$3,036,693

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

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

March 31, 2022
ROU assets	$1,826,062

Operating lease liabilities - current	$739,101
Operating lease liabilities - non-current	869,313
Total operating lease liabilities	$1,608,414

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2022:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	2.2

Weighted average discount rate	4.06%

During the fiscal years ended March 31, 2022 and 2021, the Company incurred total operating lease expenses of $2,542,431 and $2,140,894, respectively.

NOTE 7 – LEASES (CONTINUED)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of March 31, 2022:

2023	$977,574
2024	643,132
2025	197,165
2026	97,698
2027	—
Thereafter	—
Total lease payments	1,915,569
Less: imputed interest	(89,508)
Less: prepayments	(217,647)
Present value of lease liabilities	$1,608,414

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of	As of
	March 31, 2022	March 31, 2021
Land	$1,831,192	$1,831,192
Property and buildings	1,911,818	432,562
Equipment and machinery	11,091,566	8,532,813
Office and electric equipment	915,686	825,013
Automobiles	802,399	512,209
Leasehold improvements	4,002,833	2,943,797
Subtotal	20,555,494	15,077,586
Construction in progress (1)(2)(3)	2,098,323	194,752
Less: Accumulated depreciation and amortization	(11,720,670)	(9,572,832)
Property and equipment, net	$10,933,147	$5,699,506

(1)	The construction in progress in March 2021 represents costs incurred for constructing a dormitory, which was previously planned to be a sewing workshop. This dormitory is approximately 4,800 square feet in the Tafilah Governorate of Jordan. Construction was temporarily suspended in March 2020 due to the COVID-19 pandemic but was subsequently completed, and the dormitory was ready for use as of September 30, 2021 and the balance has been transferred to property and buildings.

(2)	In January 2022, the Company commenced a construction project of an expansion of the Company-own premises in Al Tajamouat Industrial City, Jordan. Through March 31, 2022, the Company had paid approximately JOD 270,000 (approximately US $381,000) and the entire $381,000 was recorded as construction in progress. The estimated construction cost is JOD 342,000 (approximately US $483,000). The project is expected to be completed and ready to use in fiscal 2023.

(3)	In January 2022, the Company commenced a construction project to build a dormitory for employee. The construction is built on a land of 12,340 square meters (approximately three acres) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2019. The dormitory is expected to cost $8.2 million. Through March 31, 2022, the Company had spent approximately JOD 1.2 million (approximately US $1.7 million) for the construction. The dormitory is expected to be completed and ready for use in fiscal 2023.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of March 31, 2022 and 2021. The preferred stock can be issued by the Board of Directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,334,318 and 11,332,974 shares of common stock outstanding as of March 31, 2022 and 2021, respectively.

On October 4, 2021, the Company completed its public offering of 1,400,000 shares of its common stock at a public offering price of $7.00 per share (the “Offering”). 1,000,000 of the shares were issued and sold by the Company and 400,000 were sold by a selling stockholder. The Company received net proceeds of approximately $6.27 million from the Offering, after deducting the underwriting discount and offering expenses payable by the Company. On October 7, 2021, the underwriters exercised their over-allotment option and purchased 210,000 additional shares of the Company’s common stock from the selling stockholder. The Company did not receive any of the proceeds from the sale of shares of its common stock by the selling stockholder.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, and MK Garments are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. In addition, PRC companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

Dividends

During the fiscal year ended March 31, 2022, on February 4, 2022, November 2, 2021, August 5, 2021, and May 14, 2021, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $616,715, $616,716, $566,716, and $566,649 were paid in full on February 22, 2022, November 29, August 24, 2021, and June 2, 2021, respectively.

During the fiscal year ended March 31, 2021, on February 5, 2021, November 2, 2020, August 5, 2020, and May 15, 2020, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $566,250 were paid in full on February 23, 2021, November 23, 2020, August 24, 2020, and June 2, 2020, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. The major assumptions used in the Black Scholes model included the followings: the expected term is five years; risk-free interest rate is 1.8% to 2.8%; and the expected volatility is 50.3% to 52.2%. For the fiscal year 2022, 20,000 warrants were exercised on a cashless basis. There were 194,410 warrants outstanding as of March 31, 2022 with a weighted average exercise price of $6.71. All of the outstanding warrants were fully vested and exercisable as of March 31, 2022 and 2021.

All stock warrants activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock warrants outstanding at March 31, 2021	214,410	$6.67
Granted	—	—
Exercised	20,000	6.25
Stock warrants outstanding at March 31, 2022	194,410	$6.71

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

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2021	1,136,500	$6.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Stock options outstanding at March 31, 2022	1,136,500	$6.90

On June 24, 2021, the Board of Directors approved the grant of 200,000 Restricted Stock Units (“RSUs”) under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. The fair value of these RSUs on June 24, 2021 was $1,266,000, based on the market price of the Company’s common stock as of the date of the grant. As of March 31, 2022, there were $294,822 unrecognized stock-based compensation expenses to be recognized in the future.

Total stock-based expenses were $947,079 and $66,251 for the year ended March 31, 2022 and 2021, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions

Ford Glory International Limited (“FGIL”)	Affiliate, subsidiary of Ford Glory Holdings (“FGH”), which is 49% indirectly owned by the Company’s President, Chief Executive Officer, and Chairman, and a significant stockholder	Operating Lease

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, and Chairman, and a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Jiangmen V-Apparel Manufacturing Limited	Affiliate, subsidiary of FGH	Operating Lease

Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”)	Affiliate, controlled by the Company’s President, Chief Executive Officer, Chairman and a significant stockholder and another significant stockholder	Borrowings

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

On July 1, 2020, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a factory lease agreement, which was a replacement of a previous lease agreement between Treasure Success and Jiangmen V-Apparel Manufacturing Limited dated August 31, 2019, pursuant to which Treasure Success leased additional space for office and sample production purposes in Jiangmen, China from Jiangmen V-Apparel Manufacturing Limited for a monthly rent in the amount of CNY28,300 (approximately $4,500). The lease had one-year term and could be renewed with a one-month notice. On April 30, 2021, the factory lease agreement between Jiangmen Treasure Success and Jiangmen V-apparel Manufacturing Limited was terminated.

b.	Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Yukwise’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. Total consulting fees under this agreement were $300,000 and $280,000, respectively, for the fiscal years ended March 31, 2022 and 2021.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Due to the COVID-19 pandemic, Multi-Glory’s compensation was temporarily reduced to $20,000 per month from May 2020 to August 2020. Total consulting fees under this agreement were $300,000 and $280,000, respectively, for the fiscal years ended March 31, 2022 and 2021.

c.	Borrowings from a related party

As of March 31, 2022 and 2021, the Company had outstanding balances due to Victory Apparel of $300,166 and $302,120, respectively. These advances are non-interest bearing and due on demand. The outstanding balance as of March 31, 2022 is expected to be repaid in the first quarter of fiscal 2023.

NOTE 12 – CREDIT FACILITIES

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of March 31, 2022 and 2021, the Company had $nil and $612,703 outstanding amount, respectively, in import invoice financing under the SCBHK facility. In June 2022, the Company was informed by SCBHK that the facility was cancelled due to persistently low usage and zero loan outstanding.

Starting from May and July 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on London Interbank Offered Rate (“LIBOR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses consolidated statements of income and comprehensive income. For the year ended March 31, 2022, the early payment charge was $210,576. As of March 31, 2022 and 2021, there was $nil receipts in advance from a customer.

On January 12, 2022, DBS Bank (Hong Kong) Limited (“DBSHK”) offered to provide a banking facility of up to $5.0 million to Treasure Success pursuant to a facility letter dated January 12, 2022. Pursuant to the agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of March 31, 2022 and 2021, the Company had $nil outstanding amount under the DBSHK facility.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended March 31, 2022 and 2021. As of March 31, 2022, 1,530,910 RSUs, warrants, and stock options were outstanding. For the fiscal years ended March 31, 2022 and 2021, 1,043,700 and 1,250,910 warrants and stock options were excluded from the EPS calculation, respectively, as they contained anti-dilution provisions.

	Fiscal Year Ended
	March 31,
	(in $000s except share and
	per share information)
	2022	2021
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$7,920	$4,150

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,821,779	11,325,131
Dilutive securities – unexercised warrants and options	75,938	180
Denominator for diluted earnings per share (adjusted weighted-average shares)	11,897,717	11,325,311
Basic and diluted earnings per share	$0.67	$0.37

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the fiscal years ended March 31, 2022 and 2021, outerwear accounted for approximately 93.4% and 91.4% of total revenue. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the fiscal years ended March 31, 2022 and 2021, respectively.

	For the Fiscal Year Ended March 31,
	2022	2021
United States	$136,067,702	$79,190,558
Jordan	1,950,408	5,702,774
Others	5,336,792	5,320,029
Total	$143,354,902	$90,213,361

83.6% and 13.3% of long-lived assets were located in Jordan and Hong Kong, respectively, as of March 31, 2022.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success, was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of March 31, 2022, Treasure Success had made capital contribution of HKD6 million (approximately $770,000). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

On July 14, 2021, the Company through its wholly owned subsidiary Jerash Garments, entered into a Sale and Purchase Contract (the “Kawkab Agreement”) with Kawkab Venus Dowalyah Lisenaet Albesah (the “Seller”). Pursuant to the Kawkab Agreement, the Seller agreed to sell, and Jerash Garments agreed to purchase, 100% ownership interests in Kawkab Venus Al Dowalyah for Garment Manufacturing LLC for a consideration of $2.7 million. Kawkab Venus Al Dowalyah for Garment Manufacturing LLC holds a land with factory premises, which it leases to MK Garments. The Kawkab Agreement contains customary representations and warranties of Jerash Garments and the Seller, customary conditions to closing, other obligations and rights of the parties, and termination provisions. The Company expects to complete this acquisition in the second quarter of fiscal 2023 due to personal reasons of the seller in relation to health and quarantine requirements. As of March 31, 2022, the Company paid $500,000. The Company will pay the remaining $2.2 million upon the acquisition closing.

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

NOTE 16 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, MK Garments, and Jerash The First are subject to the regulations of the Income Tax Department in Jordan. The corporate income tax rate is 18% or 20% for the industrial sector. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing on the first day of production. This exemption had been extended for five years until December 31, 2018. Effective January 1, 2019, the Jordanian government reclassified the area where Jerash Garments and its subsidiaries are to a Development Zone. In accordance with the Development Zone law, Jerash Garments and its subsidiaries began paying corporate income tax in Jordan at a rate of 10% plus a 1% social contribution. The income tax rate increased to 16% plus a 1% social contribution from January 1, 2021. Effective January 1, 2022, this rate increased to 18% or 20% plus a 1% social contribution.

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

Income tax payable consisted of the following:

	As of March 31, 2022	As of March 31, 2021
Income tax payable – current	$2,861,272	$1,803,175
Income tax payable – non-current	1,001,880	1,094,048
	$3,863,152	$2,897,223

The provision for income taxes consisted of the following:

	For the fiscal years ended March 31,
	2022	2021
Domestic and foreign components of income (loss) before income taxes
Domestic	$(2,508,655)	$(1,163,505)
Foreign	12,952,530	6,658,864
Total	$10,443,875	$5,495,359

	For the fiscal years ended March 31,
	2022	2021
Provision (benefit) for income taxes
Current tax:
U.S. federal	$(147)	$10,574
U.S. state and local	700	1,550
Foreign	2,727,650	1,342,290
Total Current Tax	2,728,203	1,354,414
Deferred tax:
U.S. federal	(203,928)	(8,768)
Total deferred tax	(203,928)	(8,768)
Total tax	$2,524,275	$1,345,646

Effective tax rates	24.2%	24.5%

NOTE 16 – INCOME TAX (CONTINUED)

A reconciliation of the effective tax rate was as follows:

	For the fiscal years ended March 31,
	2022	2021
Tax at statutory rate	$2,193,499	$1,158,858
State tax, net of federal benefit	593	632
Non-deductible expenses	431	17
Non-taxable income	(474)	(564)
Global Intangible Low-Taxed Income	1,783,313	767,729
Tax Credits	(1,455,812)	(536,999)
Foreign tax rate differential	159,053	(58,304)
Valuation Allowance	(151,246)	3,026
Provision to return adjustments	(5,082)	11,251
Total	$2,524,275	$1,345,646

The Company’s deferred tax assets and liabilities as of March 31, 2022 and 2021 consisted of the following:

Deferred tax assets	As of March 31, 2022	As of March 31, 2021
Stock-based compensation	$352,590	$148,663
Net operating losses carried forward	—	151,246
Less: valuation allowance	—	(151,246)
Deferred tax assets, net	$352,590	$148,663

Deferred tax assets are reduced by a valuation allowance when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2022 and 2021, the allowance for deferred tax assets was $nil and $151,246, respectively.

As of March 31, 2022, the Company had cumulative book-tax basis differences in its foreign subsidiaries of approximately $18.4 million. The Company has not recorded a U.S. deferred tax liability for the book-tax basis in its foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The reversal of this temporary difference would occur upon the sale or liquidation of the Company’s foreign subsidiaries, and the estimated impact of the reversal of this temporary difference is approximately $3.8 million.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to December 31, 2016.

NOTE 17 – SUBSEQUENT EVENTS

On May 16, 2022, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on June 3, 2022, to stockholders of record as of the close of business on May 27, 2022.

On June 13, 2022, the Board of Directors authorized a share repurchase program, under which the Company may repurchase up to $3.0 million of its outstanding shares of common stock. The share repurchase program will be in effect through March 31, 2023.

On June 22, 2022, Treasure Success entered into a Sale and Purchase Agreement with Wong Bing Lun and Chow Lai Ming (the “Sellers”). Pursuant to the agreement, the Sellers agreed to sell, and Treasure Success agreed to purchase, 100% of the ownership interests and the Sellers’ benefit of the shareholder/director loans in Ever Winland Limited, a Hong Kong company, for a consideration of HKD39.6 million. The agreement contains customary representations and warranties of Treasure Success and the Sellers, customary conditions to closing, other obligations and rights of the parties, and termination provisions.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of March 31, 2022, concluded that our disclosure controls and procedures were effective as of that date.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of March 31, 2022, our internal control over financial reporting was effective.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On June 22, 2022, Treasure Success entered into a Sale and Purchase Agreement with Wong Bing Lun and Chow Lai Ming (the “Sellers”). Pursuant to the agreement, the Sellers agreed to sell, and Treasure Success agreed to purchase, 100% of the ownership interests and the Sellers’ benefit of the shareholder/director loans in Ever Winland Limited, a Hong Kong company, for a consideration of HKD39.6 million. The agreement contains customary representations and warranties of Treasure Success and the Sellers, customary conditions to closing, other obligations and rights of the parties, and termination provisions. We currently expect to close this transaction in the second quarter of fiscal 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, the information set forth in our Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) to be filed within 120 days following the end of our fiscal year, under the headings “Proposal No. 1—Election of Directors,” “Our Executive Officers,” “Section 16(a) Compliance,” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, the information set forth in the 2022 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,243,450	$6.95	394,750
Equity compensation plans not approved by security holders	-	$-	-
Total	1,243,450	$6.95	394.750

For additional information concerning our equity compensation plans, see the discussion in “Note 10—Stock-Based Compensation.”

The remainder of the information required by this Item is set forth in the 2022 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information set forth in the 2022 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices and Policies—Board and Committee Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, the information set forth in the 2022 Proxy Statement under the heading “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Matters Relating to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-1, filed with the SEC on September 19, 2018

3.2	Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.1 to the Form 8-K, filed with the SEC on July 24, 2019

4.1	Specimen Certificate for Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Form S-1, filed with the SEC on June 27, 2017

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Form 10-K, filed with the SEC on June 28, 2019

10.1	Form of Private Placement Warrant	Incorporated herein by reference to Exhibit 10.3 to the Form S-1, filed with the SEC on June 27, 2017

10.2+	Unified Employment Agreement for Expatriate Staff in the Textile, Garment and Clothing Industry between Jerash Garments and Fashions Manufacturing Company Limited and Wei Yang dated as of May 1, 2020	Incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020

10.3+	Consulting Agreement, dated January 12, 2018, by and between Treasure Success and Yukwise Limited	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on January 16, 2018

10.4+	Consulting Agreement, dated January 16, 2018, by and between Treasure Success and Multi-Glory Corporation Ltd.	Incorporated herein by reference to Exhibit 10.18 to the Form S-1, filed with the SEC on January 18, 2018

10.5	Form of Underwriter’s Warrant	Incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to the Form S-1, filed with the SEC on March 9, 2018

10.6+	Amended and Restated 2018 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 19, 2019

10.7+	Form of Option Award Notice and Agreement (Employee)	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.8+	Form of Option Award Notice and Agreement (Consultant)	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.9+	Employment Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on December 2, 2019

10.10	Director Offer Letter dated June 15, 2020 by and between Jerash Holdings and Bill Korn	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 15, 2020

10.11+	Option Award Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on December 2, 2019

10.12+	Form of Indemnification Agreement	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on June 15, 2020

10.13	Factory Lease Agreement dated January 1, 2021 between Jiangmen Treasure Success and Guangdong Huadian Technology Industry Co., Ltd.	Incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K, filed with the SEC on June 23, 2021

10.14	Lease Agreement dated February 26, 2021 between Treasure Success and Ever Winland Limited	Incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K, filed with the SEC on June 23, 2021

10.15	Sale and Purchase Contract dated June 24, 2021, by and between Jerash Garments and Kawkab Venus Al Dowalyah Lisenaet Albesah	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on July 20, 2021

10.16+	Letter of Employment dated April 22, 2022 between Treasure Success and Choi Lin Hung	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 28, 2022

10.17+	Letter of Employment dated April 22, 2022 between Treasure Success and Ng Tsze Lun	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on April 28, 2022

10.18	Facility Letter dated January 12, 2022 by and between Treasure Success and DBS Bank (Hong Kong) Limited	Filed herewith

10.19	Purchase and Sale Agreement dated June 22, 2022 by and between Treasure Success and Wong Bing Lun and Chow Lai Ming	Filed herewith

14.1	Code of Ethics	Incorporated herein by reference to Exhibit 14.1 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020

21.1	Subsidiaries of Jerash Holdings (US), Inc.	Filed herewith

23.1	Consent of Friedman LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERASH HOLDINGS (US), INC.

Date: June 27, 2022	By:	/s/ Gilbert K. Lee
	Name:	Gilbert K. Lee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on June 27, 2022.

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