Form 10-Q
period 2022-06-30
Jerash Holdings (US), Inc.
filed 2022-08-12
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(201) 285-7973

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

As of August 12, 2022, there were 12,534,318 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2022

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	March 31, 2022
	(Unaudited)

ASSETS
Current Assets:
Cash	$21,497,319	$25,176,120
Accounts receivable, net	11,079,713	11,049,069
Tax recoverable	7,434	374,377
Inventories	28,972,649	28,255,179
Prepaid expenses and other current assets	2,863,884	3,233,592
Investment deposits	1,767,407	500,000
Advance to suppliers, net	3,451,102	1,284,601
Total Current Assets	69,639,508	69,872,938

Restricted cash - non-current	1,328,033	1,407,368
Long-term deposits	328,792	419,597
Deferred tax assets, net	352,590	352,590
Property, plant and equipment, net	12,506,257	10,933,147
Goodwill	499,282	499,282
Right of use assets	1,643,999	1,826,062
Total Assets	$86,298,461	$85,310,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Credit facilities	$1,130,046	$-
Accounts payable	4,190,669	4,840,225
Accrued expenses	3,255,832	3,115,953
Income tax payable - current	2,880,399	2,861,272
Other payables	1,658,381	2,278,816
Deferred revenue	137,982	-
Amount due to a related party	-	300,166
Operating lease liabilities - current	750,004	739,101
Total Current Liabilities	14,003,313	14,135,533

Operating lease liabilities - non-current	707,182	869,313
Income tax payable - non-current	1,001,880	1,001,880
Total Liabilities	15,712,375	16,006,726

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,534,318 and 12,334,318 shares issued and outstanding respectively	12,534	12,334
Additional paid-in capital	22,811,968	22,517,346
Statutory reserve	379,323	379,323
Retained earnings	47,372,776	46,268,110
Accumulated other comprehensive gain	9,485	127,145
Total Jerash Holdings (US), Inc.'s Stockholders’ Equity	70,586,086	69,304,258

Total Liabilities and Stockholders’ Equity	$86,298,461	$85,310,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,
	2022	2021

Revenue, net	$33,436,561	$29,888,692
Cost of goods sold	26,814,194	24,257,750
Gross Profit	6,622,367	5,630,942

Selling, general and administrative expenses	4,106,540	3,314,214
Stock-based compensation expenses	294,822	517
Total Operating Expenses	4,401,362	3,314,731

Income from Operations	2,221,005	2,316,211

Other Income:
Other income, net	60,242	36,281
Total other income, net	60,242	36,281

Net income before provision for income taxes	2,281,247	2,352,492

Income tax expense	559,865	417,809

Net Income	1,721,382	1,934,683

Other Comprehensive Income:
Foreign currency translation (loss) gain	(117,660)	79,988
Comprehensive Income Attributable to Jerash Holdings (US), Inc.'s Common Stockholders	$1,603,722	$2,014,671

Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$0.14	$0.17

Weighted Average Number of Shares
Basic	12,336,516	11,333,934
Diluted	12,502,378	11,354,680

Dividend per share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

					Additional			Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Gain (Loss)	Equity
Balance at March 31, 2021	-	$-	11,332,974	$11,333	$15,301,268	$346,315	$40,748,314	$(15,901)	$56,391,329

Stock-based compensation expense for the restricted stock units under stock incentive plan	-	-	-	-	517	-	-	-	517
Cashless exercise of warrants	-	-	1,344	1	(1)	-	-	-	-
Net income	-	-	-	-	-	-	1,934,683	-	1,934,683
Dividend payment	-	-	-	-	-	-	(566,649)	-	(566,649)
Foreign currency translation gain	-	-	-	-	-	-	-	79,988	79,988

Balance at June 30, 2021 (unaudited)	-	$-	11,334,318	$11,334	$15,301,784	$346,315	$42,116,348	$64,087	$57,839,868

Balance at March 31, 2022	-	$-	12,334,318	$12,334	$22,517,346	$379,323	$46,268,110	$127,145	$69,304,258

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	294,822	-	-	-	294,822
Issuance of common stocks upon vesting of restricted stock units	-	-	200,000	200	(200)	-	-	-	-
Net income	-	-	-	-	-	-	1,721,382	-	1,721,382
Dividend payment	-	-	-	-	-	-	(616,716)	-	(616,716)
Foreign currency translation loss	-	-	-	-	-	-	-	(117,660)	(117,660)

Balance at June 30, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$379,323	$47,372,776	$9,485	$70,586,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,721,382	$1,934,683
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	630,999	404,526
Stock-based compensation expenses	294,822	517
Amortization of operating lease right-of-use assets	238,758	172,891
Changes in operating assets:
Accounts receivable	(30,644)	(7,548,486)
Inventories	(717,470)	(6,264,474)
Prepaid expenses and other current assets	369,709	(126,087)
Advance to suppliers	(2,166,500)	2,925,259
Changes in operating liabilities:
Accounts payable	(649,556)	(2,464,174)
Accrued expenses	139,879	359,870
Other payables	(620,436)	(422,310)
Deferred revenue	137,982	-
Operating lease liabilities	(207,923)	(121,352)
Income tax payable, net of recovery	386,262	(307,997)
Net cash used in operating activities	(472,736)	(11,457,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(151,263)	(626,680)
Payments for construction of properties	(1,810,075)	-
Acquisition deposit	(1,267,407)	(1,082,905)
Payment for long-term deposits	(151,967)	(62,930)
Net cash used in investing activities	(3,380,712)	(1,772,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(616,716)	(566,649)
Repayment from short-term loan	-	(612,703)
Repayment to a related party	(300,166)	-
Proceeds from short-term loan	1,130,046	-
Net cash provided by (used in) financing activities	213,164	(1,179,352)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(117,852)	80,005

NET DECREASE IN CASH	(3,758,136)	(14,328,996)

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	26,583,488	22,860,463

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$22,825,352	$8,531,467

CASH, AND RESTRICTED CASH, END OF THE PERIOD	22,825,352	8,531,467
LESS: NON-CURRENT RESTRICTED CASH	1,328,033	876,211
CASH, END OF THE PERIOD	$21,497,319	$7,655,256

Supplemental disclosure information:
Cash paid for interest	$87,842	$28,639
Income tax paid	$531,493	$724,443

Non-cash financing activities
Equipment obtained by utilizing long-term deposit	$244,667	$128,690
Right of use assets obtained in exchange for operating lease obligations	$68,932	$353,611

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

Mustafa and Kamal Ashraf Trading Company (Jordan) for the Manufacture of Ready-Make Clothes LLC (“MK Garments”) is a garment manufacturer that was established in Amman, Jordan, as a limited liability company on January 23, 2003 with a declared capital of JOD 100,000. On June 24, 2021, Jerash Garments and the sole shareholder of MK Garments entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of MK Garments. As of October 7 2021, MK Garments became a subsidiary of Jerash Garments.

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

The Company is engaged primarily in the manufacturing and exporting of customized, ready-made sportwear and outerwear and personal protective equipment (“PPE”) produced in its facilities in Jordan and sold in the United States, Jordan, and other countries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2022 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of June 30, 2022 and March 31, 2022, the Company had no cash equivalents.

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

Useful life
Land	Infinite
Property and buildings	15-25 years
Equipment and machinery	3-5 years
Office and electronic equipment	3-5 years
Automobiles	5 years
Leasehold improvements	Lesser of useful life and lease term

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three months ended June 30, 2022 and 2021.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of June 30, 2022 and March 31, 2022, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the three months ended June 30, 2022.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. The Company had contract liabilities of $137,982 and $nil as of June 30, 2022 and March 31, 2022, respectively. For the three months ended June 30, 2022 and 2021, there was no revenue recognized from performance obligations related to prior periods. As of June 30, 2022, $137,982 deferred revenue was expected to be recognized within fiscal year 2023.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $409,189 and $354,165 for the three months ended June 30, 2022 and 2021, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success is registered in Hong Kong and is subject to profit tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, and MK Garments are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 16% plus a 1% social contribution between January 1, 2021 and December 31, 2021. Effective January 1, 2022, the income tax rate increased to 18% or 20%, plus a 1% social contribution.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income and Sales Taxes (continued)

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during the three months ended June 30, 2022 and 2021.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as functional currency of each abovementioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of comprehensive income as incurred.

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

	June 30, 2022	March 31, 2022
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8467	US$1=HKD7.8325
	US$1=CNY6.6977	US$1=CNY6.3393
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8463	US$1=HKD7.7844
	US$1=CNY6.6078	US$1=CNY6.4180

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables, amounts due to a related party and operating lease liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2022 and March 31, 2022 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2022, and March 31, 2022, respectively, $7,452,838 and $12,735,486 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of June 30, 2022, and March 31, 2022, $156,503 and $351,255 of the Company’s cash was on deposit at financial institutions in China, respectively. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to $75,670) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of June 30, 2022, and March 31, 2022, $15,003,688 and $13,311,340 of the Company’s cash was on deposit at financial institutions in Hong Kong, respectively, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of June 30, 2022, and March 31, 2022, $51,578 and $37,342 of the Company’s cash was on deposit in the United States, respectively and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended June 30, 2022, two end-customers accounted for 66% and 23% of the Company’s total revenue, respectively. For the three months ended June 30, 2021, two end-customers accounted for 68% and 31% of the Company’s total revenue, respectively. As of June 30, 2022, two end-customers accounted of 74% and 12% of the Company’s total accounts receivable balance, respectively. As of March 31, 2022, one end-customer accounted for 89% of the Company’s total accounts receivable balance.

For the three months ended June 30, 2022, the Company purchased approximately 11% of its garments from one major supplier. For the three months ended June 30, 2021, the Company purchased approximately 17%, 13%, and 12% of its garments and raw materials from three major suppliers, respectively. As of June 30, 2022, accounts payable to the Company’s two major suppliers accounted for 19% and 12% of the total accounts payable balance, respectively. As of March 31, 2022, accounts payable to the Company’s three major suppliers accounted for 11%, 11%, and 10% of the total accounts payable balance, respectively.

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

The spread of COVID-19 around the world since March 2020 has caused significant volatility in U.S. and international markets. However, sales growth of the Company resumed in the fourth quarter of fiscal year 2021 and has extended well into fiscal year 2022. Since fiscal 2022, the Company’s production facilities resumed full operation with additional medical and hygienic measures in place. The Company does not believe the COVID-19 pandemic had a significant impact on its operations during the three months ended June 30, 2022.

There is still significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. and international economies. The Company currently expects that its operation results for the fiscal year ending March 31, 2023 would not be significantly impacted by the COVID-19 pandemic. However, given the dynamic nature of these circumstances, should there be resurgence of COVID-19 cases globally and should the U.S. government or the Jordan government implement new restrictions to contain the spread, the Company’s business would be negatively impacted.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	June 30, 2022	March 31, 2022
Trade accounts receivable	$11,301,296	$11,270,652
Less: allowances for doubtful accounts	221,583	221,583
Accounts receivable, net	$11,079,713	$11,049,069

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	June 30, 2022	March 31, 2022
Raw materials	$12,935,981	$17,714,578
Work-in-progress	1,655,362	2,010,417
Finished goods	14,381,306	8,530,184
Total inventory	$28,972,649	$28,255,179

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of	As of
	June 30, 2022	March 31, 2022
Advance to suppliers	$3,451,102	$1,284,601
Less: allowances for doubtful accounts	-	-
Advance to suppliers, net	$3,451,102	$1,284,601

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

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of June 30, 2022:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	2.1

Weighted average discount rate	4.06%

During the three months ended June 30, 2022 and 2021, the Company incurred total operating lease expenses of $639,719 and $584,737, respectively.

NOTE 7 – LEASES (continued)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of June 30, 2022:

2023	$747,485
2024	675,638
2025	199,548
2026	94,892
2027	-
Thereafter	-
Total lease payments	1,717,563
Less: imputed interest	(73,565)
Less: prepayments	(186,812)
Present value of lease liabilities	$1,457,186

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of	As of
	June 30, 2022	March 31, 2022
Land	$1,831,192	$1,831,192
Property and buildings	1,911,818	1,911,818
Equipment and machinery	11,464,698	11,091,566
Office and electric equipment	909,638	915,686
Automobiles	819,893	802,399
Leasehold improvements	4,008,341	4,002,833
Subtotal	20,945,580	20,555,494
Construction in progress (1)(2)	3,908,398	2,098,323
Less: Accumulated depreciation and amortization	(12,347,721)	(11,720,670)
Property and equipment, net	$12,506,257	$10,933,147

(1)	In January 2022, the Company commenced a construction project of an expansion of the Company’s own premises in Al Tajamouat Industrial City, Jordan. Through June 30, 2022, the Company had paid approximately JOD 270,000 (approximately $381,000) and the entire $381,000 was recorded as construction in progress. The estimated construction cost is JOD 342,000 (approximately $483,000). The project is expected to be completed and ready to use in fiscal 2023.

(2)	In January 2022, the Company commenced a construction project to build a dormitory for employee. The construction is built on a land of 12,340 square meters (approximately three acres) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2019. The dormitory is expected to cost $8.2 million. Through June 30, 2022, the Company had spent approximately JOD 2.5 million (approximately $3.5 million) for the construction. The dormitory is expected to be completed and ready for use in fiscal 2023.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of June 30, 2022 and March 31, 2022. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,534,318 and 12,334,318 shares of common stock outstanding as of June 30, 2022 and March 31, 2022, respectively.

On June 24, 2021, the Board of Directors approved the grant of 200,000 Restricted Stock Units (“RSUs”) under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. All RSUs were vested and 200,000 additional shares were issued on June 30, 2022.

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

Dividends

During the fiscal year ending March 31, 2023, on May 16, 2022, the Board of Directors declared a cash dividend of $0.05 per share of common stock. The cash dividends of $616,716 were paid in full on June 3, 2022.

During the fiscal year ended March 31, 2022, on February 4, 2022, November 2, 2021, August 5, 2021, and May 14, 2021, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $616,715, $616,716, $566,716, and $566,649 were paid in full on February 22, 2022, November 29, 2021, August 24, 2021, and June 2, 2021, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. The major assumptions used in the Black Scholes model included the followings: the expected term is five years; risk-free interest rate is 1.8% to 2.8%; and the expected volatility is 50.3% to 52.2%. 87,460 warrants expired in May 2022 and there were 106,950 warrants outstanding as of June 30, 2022 with a weighted average exercise price of $7.43. All of the outstanding warrants were fully vested and exercisable as of June 30, 2022 and March 31, 2022.

All stock warrants activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock warrants outstanding at March 31, 2022	194,410	$6.71
Granted	-	-
Exercised	-	-
Expired	87,460	5.83
Stock warrants outstanding at June 30, 2022	106,950	$7.43

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. On June 30, 2022, the Company had 394,750 of shares remaining available for future issuance under the Plan.

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

On November 27, 2019, the Board of Directors granted the Company’s Chief Financial Officer 50,000 nonqualified stock options under the amended and restated Plan in accordance with the amended and restated Plan at an exercise price of $6.50 per share and a term of 10 years. All these outstanding options became fully vested and exercisable in May 2020. The fair value of the options was estimated as of the grant date using the Black-Scholes model with the major assumptions that expected term of 10 years; risk-free interest rate of 1.77%; expected volatility of 48.59%; and dividend yield of 3.08%.

All these outstanding options were fully vested and exercisable. As of June 30, 2022, there were 1,136,500 stock options outstanding.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2022	1,136,500	$6.90
Granted	-	-
Exercised	-	-
Forfeited	-	-
Stock options outstanding at June 30, 2022	1,136,500	$6.90

Restricted Stock Units

On June 24, 2021, the Board of Directors approved the grant of 200,000 RSUs under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. The fair value of these RSUs on June 24, 2021 was $1,266,000, based on the market price of the Company’s common stock as of the date of the grant. On June 30, 2022, all 200,000 RSUs were vested.

Total expenses related to the stock options issued were $294,822 and $517 for the three months ended June 30, 2022 and June 30, 2021, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, and Chairman, and a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Jiangmen V-Apparel Manufacturing Limited	Affiliate, subsidiary of Ford Glory Holdings (“FGH”), which is 49% indirectly owned by the Company’s President, Chief Executive Officer, and Chairman, and a significant stockholder	Operating Lease

Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”)	Affiliate, controlled by the Company’s President, Chief Executive Officer, Chairman, and a significant stockholder and another significant stockholder	Borrowings

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

a.	Related party lease agreement

On July 1, 2020, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a factory lease agreement for office and sample production purposes in Jiangmen, China from Jiangmen V-Apparel Manufacturing Limited for a monthly rent in the amount of CNY 28,300 (approximately $4,400). The lease had one-year term and could be renewed with a one-month notice. On April 30, 2021, the factory lease agreement between Jiangmen Treasure Success and Jiangmen V-apparel Manufacturing Limited was terminated.

b.	Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended June 30, 2022 and 2021.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended June 30, 2022 and 2021.

c.	Borrowings from a related party

As of June 30, 2022 and March 31, 2022, the Company had outstanding balances due to Victory Apparel of $nil and $300,166, respectively. These advances are non-interest bearing and due on demand. The outstanding balance as of March 31, 2022 was repaid in the first quarter of fiscal 2023.

NOTE 12 – CREDIT FACILITIES

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of June 30, 2022 and March 31, 2022, the Company had $nil outstanding in import invoice financing under the SCBHK facility. In June 2022, the Company was informed by SCBHK that the facility was cancelled due to persistently low usage and zero loan outstanding.

Starting from May and July 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on London Interbank Offered Rate (“LIBOR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses consolidated statements of comprehensive income. For the three months ended June 30, 2022, the early payment charge was $87,114. As of June 30, 2022, there was $137,982 in receipts in advance from a customer. The Company recorded the receipts in advance as deferred revenue on the unaudited condensed consolidated balance sheet as of June 30, 2022.

On January 12, 2022, DBS Bank (Hong Kong) Limited (“DBSHK”) offered to provide a banking facility of up to $5.0 million to Treasure Success pursuant to a facility letter dated January 12, 2022. Pursuant to the agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of June 30, 2022 and March 31, 2022, the Company had $1,130,046 and $nil outstanding under the DBSHK facility, respectively.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2022 and 2021. As of June 30, 2022, 1,243,450 warrants and stock options were outstanding. For the three months ended June 30, 2022 and 2021, 1,220,950 and 1,043,700 warrants and stock options were excluded from the EPS calculation, respectively, as the result would be anti-dilutive.

	Three Months Ended
	June 30,
	2022	2021
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$1,721,382	$1,934,683

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,336,516	11,333,934
Dilutive securities – unexercised warrants and options	165,862	20,746
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,502,375	11,354,680
Basic and diluted earnings per share	$0.14	$0.17

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended June 30, 2022 and 2021, outerwear accounted for approximately 93.4% and 98.5% of total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended June 30, 2022 and 2021, respectively.

	For the three months Ended June 30,
	2022	2021
United States	$31,407,405	$29,451,877
Jordan	1,477,214	159,839
Others	551,942	276,976
Total	$33,436,561	$29,888,692

86.0% and 11.5% of long-lived assets were located in Jordan and Hong Kong, respectively, as of June 30, 2022.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success, was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of June 30, 2022, Treasure Success had made capital contribution of HKD 8 million (approximately $1.0 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

On July 14, 2021, the Company through its wholly owned subsidiary Jerash Garments, entered into a Sale and Purchase Contract (the “Kawkab Agreement”) with Kawkab Venus Dowalyah Lisenaet Albesah (the “Seller”). Pursuant to the Kawkab Agreement, the Seller agreed to sell, and Jerash Garments agreed to purchase, 100% ownership interests in Kawkab Venus Al Dowalyah for Garment Manufacturing LLC for a consideration of $2.7 million. Kawkab Venus Al Dowalyah for Garment Manufacturing LLC holds a land with factory premises, which it leases to MK Garments. The Kawkab Agreement contains customary representations and warranties of Jerash Garments and the Seller, customary conditions to closing, other obligations and rights of the parties, and termination provisions. The Company expects to complete this acquisition in the second quarter of fiscal 2023 due to personal reasons of the seller in relation to health and quarantine requirements. As of June 30, 2022, the Company paid $500,000. The Company will pay the remaining $2.2 million upon the acquisition closing.

On June 13, 2022, the Board of Directors authorized a share repurchase program, under which the Company may repurchase up to $3.0 million of its outstanding shares of common stock. The share repurchase program will be in effect through March 31, 2023. As of June 30, 2022, no share had been repurchased.

On June 22, 2022, Treasure Success entered into a Sale and Purchase Agreement with Wong Bing Lun and Chow Lai Ming (the “Sellers”). Pursuant to the agreement, the Sellers agreed to sell, and Treasure Success agreed to purchase, 100% of the ownership interests and the Sellers’ benefit of the shareholder/director loans in Ever Winland Limited, a Hong Kong company, for a consideration of HKD 39.6 million (approximately $5.1 million). The agreement contains customary representations and warranties of Treasure Success and the Sellers, customary conditions to closing, other obligations and rights of the parties, and termination provisions. As of June 30, 2022, Treasure Success paid HKD$9,900,000 (approximately $1.3 million). The Company will pay the remaining $3.8 million upon the acquisition closing.

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

NOTE 16 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, and MK Garments are subject to the regulations of the Income Tax Department in Jordan. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing on the first day of production. This exemption had been extended for five years until December 31, 2018. Effective January 1, 2019, the Jordanian government reclassified the area where Jerash Garments and its subsidiaries are to a Development Zone. In accordance with the Development Zone law, Jerash Garments and its subsidiaries were subject to income tax at income tax rate of 16% plus a 1% social contribution between January 1, 2021 and December 31, 2021. Effective from January 1, 2022, the income tax rate raised to 18% or 20% plus 1% social contribution.

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

Interim income tax expenses or benefit is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full fiscal year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended June 30, 2022 was 24.5% and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

NOTE 17 – SUBSEQUENT EVENTS

On August 5, 2022, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on or about August 24, 2022 to stockholders of record as of the close of business on August 17, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and in subsequent reports that we file with the U.S. Securities and Exchange Commission (the “SEC”).

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 27, 2022. References to fiscal 2023 and fiscal 2022 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ending March 31, 2023, and fiscal year ended March 31, 2022, respectively.

Impact of COVID-19 on Our Business

Collectability of Receivables. We had accounts receivable of $11.1 million as of June 30, 2022, out of which $8.5 million had been received through August 5, 2022. Two major customers have started to offer early payment alternatives since May and July 2021, which have shortened payment terms to below 10 days from submission of documents. See “—Liquidity and Capital Resources” for more details.

Inventory. We had inventory of $29.0 million as of June 30, 2022, substantially for orders scheduled to be shipped within fiscal 2023.

Investments and Capital Expenditures. We acquired two pieces of land in fiscal 2020 for the construction of dormitory and production facilities. Due to the COVID-19 pandemic, management previously decided to hold off the construction to wait for a clearer picture on customer demand. As customer orders recovered to a satisfactory level, in April 2021, management decided to resume the preparation work for the dormitory construction, which is expected to be completed and ready for use in fiscal 2023. In June and July 2021, we entered into two Sale and Purchase Contracts to acquire a garment factory and the factory land. The acquisition of the factory operation was completed in October 2021, while the acquisition of the entity holding the land and building that the factory operation is located is scheduled to be completed in the second quarter of fiscal 2023. On June 22, 2022, Treasure Success entered into a Sale and Purchase Agreement with Wong Bing Lun and Chow Lai Ming (the “Sellers”). Pursuant to the agreement, the Sellers agreed to sell, and Treasure Success agreed to purchase, 100% of the ownership interests and the Sellers’ benefit of the shareholder/director loans in Ever Winland Limited, a Hong Kong company (“Ever Winland”), for a consideration of HKD39.6 million (approximately $5.1 million). The agreement contains customary representations and warranties of Treasure Success and the Sellers, customary conditions to closing, other obligations and rights of the parties, and termination provisions. As of June 30, 2022, Treasure Success paid HKD$9,900,000 (approximately $1.3 million). Completion of the transaction is expected in the second quarter of fiscal 2023.

Revenue. For the quarter ended June 30, 2022, our sales were $33.4 million, which represented an approximate 12% increase from that of the same period in fiscal 2022. We continue to proactively communicate with our existing customers to reconfirm their orders and shipment schedules for the rest of fiscal 2023. However, the above is subject to the progress of economic recovery and inflation containment in the U.S. and the EU that would significantly impact both order fulfilment and delivery schedules.

Liquidity/Going Concern. As of June 30, 2022, we had approximately $22.8 million of cash and restricted cash and net current assets of approximately $55.6 million with a current ratio of 5.0 to 1. In addition, we had banking facilities with aggregate limits of $5 million with approximately $1.1 million outstanding as of June 30, 2022. Given the above, we believe that we will have sufficient financial resources to maintain as a going concern in fiscal 2023.

Results of Operations

Three months ended June 30, 2022 and 2021

The following table summarizes the results of our operations during the three-month periods ended June 30, 2022 and 2021, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$33,437	100%	$29,889	100%	$3,548	12%
Cost of goods sold	26,814	80%	24,258	81%	2,556	11%
Gross profit	6,623	20%	5,631	19%	992	18%

Selling, general and administrative expenses	4,107	12%	3,314	11%	793	24%
Stock-based compensation expenses	295	1%	1	0%	294	29,400%
Other income, net	60	0%	36	0%	24	67%
Net income before taxation	$2,281	7%	$2,352	8%	$(71)	(3)%
Income tax expenses	560	2%	418	2%	142	34%
Net income	$1,721	5%	$1,934	6%	$(213)	(11)%

Revenue. Revenue increased by approximately $3.5 million, or 12%, to $33.4 million, for the three months ended June 30, 2022, from approximately $29.9 million for the same period in fiscal 2022. The increase was mainly due to an increase in sales to both of our export and local customers.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended June 30, 2022 and 2021.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$22,067	66%	$20,210	68%
New Balance	7,597	23%	9,216	31%
GIII	1,470	4%	-	-%
Others	2,303	7%	463	1%
Total	$33,437	100%	$29,889	100%

(1)	A large portion of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$31,408	94%	$29,452	99%	$1,956	7%
Jordan	1,477	4%	160	0%	1,317	823%
Others	552	2%	277	1%	275	99%
Total	$33,437	100%	$29,889	100%	$3,548	12%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase of approximately 7% in sales to the U.S. during the three months ended June 30, 2022 was mainly attributable to the increase in sales to one of our major customers in the U.S.

During the three months ended June 30, 2022, aggregate sales to Jordan and other locations, such as Hong Kong and China, increased by 364% from approximately $0.4 million to approximately $2.0 million from the same period last year as our newly added MK Garments factory continued to help meet demands of domestic orders in the period.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $2.6 million, or 11%, to approximately $26.8 million for the three months ended June 30, 2022 from approximately $24.2 million for the same period in fiscal 2022. As a percentage of revenue, the cost of goods sold decreased by approximately 1% point to 80% for the three months ended June 30, 2022 from 81% for the same period in fiscal 2022. The decrease in cost of goods sold as a percentage of revenue was primarily attributable to lower average costs arisen from an increase in scale of production in the period after assimilation of MK Garments since acquisition in October 2021 and slight increase in margin for products sold to Jordanian customers during the current quarter due to change in product mix.

For the three months ended June 30, 2022, we purchased 11% of our garments from one major supplier. For the three months ended June 30, 2021, we purchased 17%, 13%, and 12% of our garments and raw materials from three major suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 20% for the three months ended June 30, 2022, which increased by 1% points from 19% for the same period in fiscal 2022. The increase in gross profit margin was primarily driven by lower average costs arisen from increase in scale of production in the period after assimilation of MK Garments since takeover in October 2021 and slight increase in margin for products sold to Jordanian customers during the current quarter due to change in product mix.

Operating expenses. Operating expenses increased by approximately 24% from approximately $3.3 million for the three months ended June 30, 2021, to approximately $4.4 million for the three months ended June 30, 2022. The increase was primarily attributable to an increase in stock-based payment expenses of approximately $0.3 million, an increase in headcounts from acquisition of MK Garments, an increase in delivery expenses due to the increase in sales, and an increase in expenses in relation to foreign worker travelling expenses for the expansion in workforce to over 5,800 as of June 30, 2022.

Other income, net. Other income, net was approximately $60,000 for the three months ended June 30, 2022, as compared to other expenses, net of approximately $36,000 for the same period in fiscal 2022. The increase in income was primarily due to government subsidies to Jiangmen Treasure Success.

Income tax expenses. Income tax expenses for the three months ended June 30, 2022 was approximately $560,000 as compared to income tax expenses of approximately $418,000 for the same period in fiscal 2022. The increase in the effective tax rate mainly resulted from the increase of corporate income tax rate in Jordan from a combined rate of 17% to 19% or 20% since January 1, 2022, and the increase in valuation allowance provided on deferred tax assets related to increased operating losses in our sample development center and U.S entities. The effective tax rate was up to 24.5% for the three months ended June 30, 2022, as compared to 17.7% for the three months ended June 30, 2021.

Net income. Net income for the three months ended June 30, 2022 was approximately $1.7 million as compared to net income of approximately $1.9 million for the same period in fiscal 2022. The decrease was mainly attributable to higher selling and administrative expenses and higher effective tax rate due to the increase in operating losses in our sample development center.

Liquidity and Capital Resources

Jerash Holdings (US), Inc. is a holding company incorporated in Delaware. As a holding company, we rely on dividends and other distributions from our Jordanian and Hong Kong subsidiaries to satisfy our liquidity requirements. Current Jordanian regulations permit our Jordanian subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. In addition, our Jordanian subsidiaries are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. We have relied on direct payments of expenses by our subsidiaries (which generate revenue) to meet our obligations to date. To the extent payments are due in U.S. dollars, we have occasionally paid such amounts in JOD to an entity controlled by our management capable of paying such amounts in U.S. dollars. Such transactions have been made at prevailing exchange rates and have resulted in immaterial losses or gains on currency exchange but no other profit.

As of June 30, 2022, we had cash of approximately $21.5 million and restricted cash of approximately $1.3 million compared to cash of approximately $25.2 million and restricted cash of approximately $1.4 million as of March 31, 2022. The decrease in total cash was mainly a result of an increase in advance to suppliers of about $2.2 million, an increase in investment in property, plant, and machinery, payments for dormitory constructions of about $2.1 million, approximately $1.3 million paid as a deposit according to our Sale and Purchase Agreement to acquire Ever Winland, and payment of a quarterly dividend of approximately $0.6 million in the period. The decrease is partially offset by $1.1 million proceeds received from short-term loans.

Our current assets as of June 30, 2022 were approximately $69.6 million and our current liabilities were approximately $14.0 million, which resulted in a ratio of approximately 5.0 to 1. As of March 31, 2022, our current assets were approximately $69.9 million and our current liabilities were $14.1 million, resulting in a ratio of 4.9 to 1.

The primary driver in the slight decrease in current assets was the decrease in cash. Cash decreased by approximately $3.7 million due to the increase in advances to suppliers, the increase in investments in property, plant, and machinery, payments for dormitory constructions, the deposit paid to acquire Ever Winland, and payment of a quarterly dividend during the current period.

Current liabilities slight decreased by approximately $132,000 due to a decrease in account payables, a decrease in other payables, and settlement of an amount due to a related party offset by increase in credit facility in the period.

Total equity as of June 30, 2022 was approximately $70.6 million compared to $69.3 million as of March 31, 2022.

We had net working capital of $55.6 million and $55.7 million as of June 30, 2022 and March 31, 2022, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date of this Quarterly Report is released.

Since May and October 2021, we have participated in supply chain financing programs of two of our major customers, respectively. The programs allow us to receive early payments for approved sales invoices submitted by us through the bank the customer cooperates with. For any early payments received, we are subject to an early payment charge imposed by the customer’s bank, for which the rate is London Interbank Offered Rate plus a spread. The arrangement allows us to have better liquidity without the need to incur administrative charges and handling fees as in bank financing.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

SCBHK Facility Letter

Pursuant to the SCBHK facility letter dated June 15, 2018, and issued to Treasure Success by SCBHK, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covered import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. Borrowings under the SCBHK facility were due within 90 days of each invoice or financing date. SCBHK charged interest at 1.3% per annum over SCBHK’s cost of funds. In consideration for arranging the SCBHK facility, Treasure Success paid SCBHK HKD50,000. We were informed by SCBHK on January 31, 2019 that the SCBHK facility had been activated. As of June 30, 2022, there was no amount outstanding under the SCBHK facility. In June 2022, we were informed by SCBHK that the facility was cancelled due to persistently low usage and zero loan outstanding.

DBSHK Facility Letter

Pursuant to the DBSHK facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success. Pursuant to the agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of June 30, 2022 and March 31, 2022, we had approximately $1.1 million and $nil outstanding under this DBSHK facility, respectively.

Three Months Ended June 30, 2022 and 2021

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three months ended June 30,
	2022	2021
Net cash used in operating activities	$(473)	$(11,457)
Net cash used in investing activities	(3,381)	(1,773)
Net cash provided by/(used in) financing activities	213	(1,179)
Effect of exchange rate changes on cash	(117)	80
Net decrease in cash	(3,758)	(14,329)
Cash and restricted cash, beginning of three-month period	26,583	22,860
Cash and restricted cash, end of three-month period	$22,825	$8,531

Operating Activities

Net cash used in operating activities was approximately $0.5 million for the three months ended June 30, 2022, compared to cash used in operating activities of approximately $11.5 million for the same period in fiscal 2022. The decrease in net cash used in operating activities was primarily attributable to the following factors:

●	an increase in inventory of $0.7 million in the three months ended June 30, 2022 compared to an increase of $6.3 million in the same period in fiscal 2022;

●	an increase in accounts receivable of $31,000 in the three months ended June 30, 2022 compared to an increase of $7.5 million in the same period in fiscal 2022;

●	an increase in advance to suppliers of $2.2 million in the three months ended June 30, 2022 compared to a decrease of $2.9 million in the same period in fiscal 2022.

●	a decrease in accounts payable of $0.6 million in the three months ended June 30, 2022 compared to a decrease of $2.4 million in the same period in fiscal 2022; and

●	a decrease in other payables of $0.6 million in the three months ended June 30, 2022 compared to a decrease of $0.4 million in the same period in fiscal 2022.

Investing Activities

Net cash used in investing activities was approximately $3.4 million for the three months ended June 30, 2022, compared to approximately $1.8 million in the same period in fiscal 2022. The net cash used in investing activities in the three-month period ended June 30, 2022, was mainly used in investment in property, plant and machinery including the ongoing construction of a dormitory and deposit paid to acquire Ever Winland.

Financing Activities

Net cash provided by financing activities was approximately $0.2 million for the three months ended June 30, 2022, including proceeded from short-term loans of approximately $1.1 million, partially offset by dividend payments of approximately $0.6 million and settlement to a related party of approximately $0.3 million. There was a net cash outflow of approximately $1.2 million in the same period in fiscal 2022 resulting from dividend payments and repayment of short-term loans.

Statutory Reserves

In accordance with the corporate law in Jordan, our subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital, in accordance with corporate laws in China. These reserves are not available for dividend distribution. The statutory reserve was approximately $0.4 million and approximately $0.3 million as of June 30, 2022 and 2021, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of June 30, 2022 and 2021.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of June 30,
	2022	2021
Statutory Reserves	$379	$346
Total Restricted Net Assets	$379	$346
Consolidated Net Assets	$70,586	$58,142
Restricted Net Assets as Percentage of Consolidated Net Assets	0.54%	0.60%

Total restricted net assets accounted for approximately 0.54% of our consolidated net assets as of June 30, 2022. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $3.4 million and approximately $1.8 million for the three months ended June 30, 2022 and 2021, for plant and machinery, the construction of a dormitory, and the acquisitions of Ever Winland and MK Garments, respectively. Payments for additional plant and machinery amounted to approximately $0.3 million and approximately $0.7 million for the three months ended June 30, 2022 and 2021, respectively. Payments for construction of a dormitory and factory expansion amounted to approximately $1.8 million for the three months ended June 30, 2022. Payments made for the acquisition of Ever Winland was approximately $1.3 million as of June 30, 2022 and payments made for the acquisition of MK Garments was approximately $1.1 million as of June 30, 2021.

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately three acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employees with aggregate purchase price JOD863,800 (approximately $1,218,303). Management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. We are conducting engineering design and study on this project and we plan to begin construction after a thorough and complete assessment of the impact of the current inflation on customer demands.

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

On June 22, 2022, Treasure Success entered into a Sale and Purchase Agreement with the Sellers. Pursuant to the agreement, the Sellers agreed to sell, and Treasure Success agreed to purchase, 100% of the ownership interests and the Sellers’ benefit of the shareholder/director loans in Ever Winland for a consideration of HKD39.6 million (approximately $5.1 million). The agreement contains customary representations and warranties of Treasure Success and the Sellers, customary conditions to closing, other obligations and rights of the parties, and termination provisions. As of June 30, 2022, Treasure Success paid HKD$9,900,000 (approximately $1.3 million). We expect the acquisition will be completed in the second quarter of fiscal 2023.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted by the United States of America (“U.S. GAAP”), which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs, and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past three years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of June 30, 2022, concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1	Purchase and Sale Agreement dated June 22, 2022 by and between Treasure Success and Wong Bing Lun and Chow Lai Ming	10-K	001-38474	10.19	June 27, 2022

10.2	Letter of Employment dated April 22, 2022 between Treasure Success and Choi Lin Hung	8-K	001-38474	10.1	April 28, 2022

10.3	Letter of Employment dated April 22, 2022 between Treasure Success and Ng Tsze Lun	8-K	001-38474	10.2	April 28, 2022

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2022	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)