Form 10-Q
period 2022-09-30
Jerash Holdings (US), Inc.
filed 2022-11-14
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 12,429,492 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2022

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
	(Unaudited)

ASSETS
Current Assets:
Cash	$23,013,797	$25,176,120
Accounts receivable, net	4,030,082	11,049,069
Tax recoverable	20,524	374,377
Inventories	36,426,607	28,255,179
Prepaid expenses and other current assets	2,896,886	3,233,592
Investment deposits	-	500,000
Advance to suppliers, net	2,271,202	1,284,601
Total Current Assets	68,659,098	69,872,938

Restricted cash - non-current	1,437,339	1,407,368
Long-term deposits	302,941	419,597
Deferred tax assets, net	352,590	352,590
Property, plant and equipment, net	20,815,727	10,933,147
Goodwill	499,282	499,282
Right of use assets, net	1,304,530	1,826,062
Total Assets	$93,371,507	$85,310,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Credit facilities	$1,106,130	$-
Accounts payable	10,536,911	4,840,225
Accrued expenses	3,795,540	3,115,953
Income tax payable - current	3,019,804	2,861,272
Other payables	1,528,980	2,278,816
Deferred revenue	465,405	-
Amount due to a related party	-	300,166
Operating lease liabilities - current	685,297	739,101
Total Current Liabilities	21,138,067	14,135,533

Operating lease liabilities - non-current	494,831	869,313
Income tax payable - non-current	751,410	1,001,880
Total Liabilities	22,384,308	16,006,726

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,534,318 and 12,334,318 shares issued; 12,429,492 and 12,334,318 outstanding as of September 30, 2022, and March 31, 2022, respectively	12,534	12,334
Additional paid-in capital	22,811,968	22,517,346
Treasury stock, cost base (104,826 shares held as of September 30, 2022, and no share held as of March 31, 2022, respectively)	(547,713)	-
Statutory reserve	379,323	379,323
Retained earnings	48,537,812	46,268,110
Accumulated other comprehensive (loss) income	(206,725)	127,145
Total Jerash Holdings (US), Inc.’s Stockholders’ Equity	70,987,199	69,304,258

Total Liabilities and Stockholders’ Equity	$93,371,507	$85,310,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021

Revenue, net	$37,825,695	$45,711,166	$71,262,256	$75,599,858
Cost of goods sold	30,907,908	35,606,587	57,722,102	59,864,337
Gross Profit	6,917,787	10,104,579	13,540,154	15,735,521

Selling, general, and administrative expenses	4,308,084	4,177,204	8,326,782	7,462,779
Stock-based compensation expenses	-	315,296	294,822	315,813
Total Operating Expenses	4,308,084	4,492,500	8,621,604	7,778,592

Income from Operations	2,609,703	5,612,079	4,918,550	7,956,929

Other Income (Expenses):
Interest expenses	(163,595)	(45,762)	(251,437)	(74,401)
Other income (expenses), net	57,807	(74,557)	118,049	(38,276)
Total other income (expenses), net	(105,788)	(120,319)	(133,388)	(112,677)

Net income before provision for income taxes	2,503,915	5,491,760	4,785,162	7,844,252

Income tax expenses	712,163	1,050,330	1,272,028	1,468,139

Net Income	1,791,752	4,441,430	3,513,134	6,376,113

Other Comprehensive Income:
Foreign currency translation (loss) income	(216,210)	(263)	(333,870)	79,725
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$1,575,542	$4,441,167	$3,179,264	$6,455,838

Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$0.14	$0.39	$0.28	$0.56

Weighted Average Number of Shares
Basic	12,498,431	11,334,318	12,416,823	11,333,907
Diluted	12,498,431	11,512,533	12,485,512	11,403,931

Dividend per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Income (Loss)	Equity
Balance at March 31, 2021	-	$-	11,332,974	$11,333	$15,301,268	$-	$346,315	$40,748,314	$(15,901)	$56,391,329

Stock-based compensation expense for the restricted stock units under stock incentive plan	-	-	-	-	315,813	-	-	-	-	315,813
Cashless exercise of warrants	-	-	1,344	1	(1)	-	-	-	-	-
Net income	-	-	-	-	-	-	-	6,376,113	-	6,376,113
Dividend payments	-	-	-	-	-	-	-	(1,133,365)	-	(1,133,365)
Foreign currency translation gain	-	-	-	-	-	-	-	-	79,725	79,725

Balance at September 30, 2021 (unaudited)	-	$-	11,334,318	$11,334	$15,617,080	$-	$346,315	$45,991,062	$63,824	$62,029,615

Balance at March 31, 2022	-	$-	12,334,318	$12,334	$22,517,346	$-	$379,323	$46,268,110	$127,145	$69,304,258

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	294,822	-	-	-	-	294,822
Issuance of common stocks upon vesting of restricted stock units	-	-	200,000	200	(200)	-	-	-	-	-
Shares repurchase	-	-	-	-	-	(547,713)	-	-	-	(547,713)
Net income	-	-	-	-	-	-	-	3,513,134	-	3,513,134
Dividend payments	-	-	-	-	-	-	-	(1,243,432)	-	(1,243,432)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(333,870)	(333,870)

Balance at September 30, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$(547,713)	$379,323	$48,537,812	$(206,725)	$70,987,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Income (Loss)	Equity
Balance at June 30, 2021 (unaudited)	-	$-	11,334,318	$11,334	$15,301,784	$-	$346,315	$42,116,348	$64,087	$57,839,868
Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	315,296	-	-	-	-	315,296
Net income	-	-	-	-	-	-	-	4,441,430	-	4,441,430
Dividend payment	-	-	-	-	-	-	-	(566,716)	-	(566,716)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(263)	(263)

Balance at September 30, 2021 (unaudited)	-	$-	11,334,318	$11,334	$15,617,080	$-	$346,315	$45,991,062	$63,824	$62,029,615

Balance at June 30, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$-	$379,323	$47,372,776	$9,485	$70,586,086

Shares repurchase	-	-	-	-	-	(547,713)	-	-	-	(547,713)
Net income	-	-	-	-	-	-	-	1,791,752	-	1,791,752
Dividend payment	-	-	-	-	-	-	-	(626,716)	-	(626,716)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(216,210)	(216,210)

Balance at September 30, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$(547,713)	$379,323	$48,537,812	$(206,725)	$70,987,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,513,134	$6,376,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,184,940	880,135
Stock-based compensation expenses	294,822	315,813
Amortization of operating lease right-of-use assets	548,849	356,030
Changes in operating assets:
Accounts receivable	7,018,987	(1,382,857)
Inventories	(8,171,427)	4,475,694
Prepaid expenses and other current assets	336,710	(504,673)
Advance to suppliers	(986,600)	1,149,836
Changes in operating liabilities:
Accounts payable	5,696,686	(3,387,584)
Accrued expenses	679,586	1,127,297
Other payables	(749,837)	(378,957)
Deferred revenue	465,405	1,474,932
Operating lease liabilities	(455,604)	(241,107)
Income tax payable, net of recovery	262,106	(37,442)
Net cash provided by operating activities	9,637,757	10,223,230

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,679,600)	(1,606,419)
Payments for construction of properties	(2,641,614)	-
Acquisition deposit	-	(3,200,000)
Payment for long-term deposits	(129,650)	(268,255)
Net cash used in investing activities	(10,450,864)	(5,074,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(1,243,432)	(1,133,365)
Shares repurchase	(547,713)	-
Repayments from short-term loan	(901,055)	(612,703)
Repayment to a related party	(300,166)	-
Proceeds from short-term loan	2,007,185	-
Net cash used in financing activities	(985,181)	(1,746,068)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	(334,064)	79,625

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(2,132,352)	3,482,113

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	26,583,488	22,860,463

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$24,451,136	$26,342,576

CASH, AND RESTRICTED CASH, END OF THE PERIOD	24,451,136	26,342,576
LESS: NON-CURRENT RESTRICTED CASH	1,437,339	1,301,588
CASH, END OF THE PERIOD	$23,013,797	$25,040,988

Supplemental disclosure information:
Cash paid for interest	$251,437	$74,401
Income tax paid	$1,096,934	$1,512,215

Non-cash financing activities
Equipment obtained by utilizing long-term deposit	$1,111,043	$321,955
Right of use assets obtained in exchange for operating lease obligations	$68,932	$353,611

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

Kawkab Venus Dowalyah Lisenaet Albesah (“Kawkab Venus”) was established in Amman, Jordan, as a limited liability company on January 15, 2015 with a declared capital of JOD50,000. It holds land with factory premises, which are leased to MK Garments. On July 14, 2021, Jerash Garments and the sole shareholder of Kawkab Venus entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of Kawkab Venus. Apart from the land and factory premises, Kawkab had no other significant assets or liabilities and no operation activities or employees at the time of acquisition, so the acquisition was accounted for an asset acquisition. As of August 21, 2022, Kawkab Venus became a subsidiary of Jerash Garments.

Treasure Success International Limited (“Treasure Success”) was organized on July 5, 2016 in Hong Kong, the People’s Republic of China (“China”), as a limited liability company for the primary purpose of employing staff from China to support Jerash Garments’ operations and is a wholly-owned subsidiary of Jerash Holdings.

Ever Winland Limited (“Ever Winland”) was organized in Hong Kong, China, as a limited liability company. It holds office premises, which are leased to Treasure Success. On June 22, 2022, Treasure Success and the shareholders of Ever Winland entered into an agreement, pursuant to which Treasure Success acquired all of the outstanding stock of Ever Winland. Apart from the office premises used by Treasure Success, Ever Winland had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of August 29, 2022, Ever Winland became a subsidiary of Treasure Success.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of September 30, 2022 and March 31, 2022, the Company had no cash equivalents.

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

Construction in Progress

Construction in Progress (“CIP”) is recorded at cost for property, plant, and equipment where the asset is in construction or development. CIP accumulates cost of construction and transaction costs involved in the progress of acquiring the materials for construction or development. The Company does not commence depreciating the asset in CIP account because the asset has not yet been placed in service. Once an asset is placed in service, all costs associated with the asset that are recorded in the CIP account are transferred to plant, plant, and equipment for the asset.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property, plant, and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the six months ended September 30, 2022 and 2021.

Asset Acquisition

An asset acquisition is an acquisition of an asset, or a group of assets, that does not meet the definition of a business, as substantially all of the fair value of the gross assets acquired are concentrated in a single or group of similar, identifiable assets. Asset acquisitions are accounted for by using the cost accumulation model, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on a relative fair value basis. Determining and valuing intangible assets requires judgment.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of September 30, 2022 and March 31, 2022, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the six months ended September 30, 2022.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. The Company had contract liabilities of $465,405 and $nil as of September 30, 2022 and March 31, 2022, respectively. For the six months ended September 30, 2022 and 2021, there was no revenue recognized from performance obligations related to prior periods. As of September 30, 2022, $465,405 deferred revenue was expected to be recognized within fiscal year 2023.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $516,614 and $631,414 for the three months ended September 30, 2022 and 2021, respectively. Total shipping and handling expenses were $925,803 and $985,579 for the six months ended September 30, 2022 and 2021, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success and Ever Winland are registered in Hong Kong and are subject to profit tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venue are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 16% plus a 1% social contribution between January 1, 2021 and December 31, 2021. Effective January 1, 2022, the income tax rate increased to 18% or 20%, plus a 1% social contribution.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income and Sales Taxes (continued)

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during the six months ended September 30, 2022 and 2021.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success and Ever Winland, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as functional currency of each abovementioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of comprehensive income as incurred.

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

	September 30, 2022	March 31, 2022
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8499	US$1=HKD7.8325
	US$1=CNY7.1128	US$1=CNY6.3393
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8480	US$1=HKD7.7844
	US$1=CNY6.8456	US$1=CNY6.4180

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD or CNY to US$ is reported in other comprehensive income in the unaudited condensed consolidated statements of comprehensive income.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables, amounts due to a related party and operating lease liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2022 and March 31, 2022 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2022, and March 31, 2022, respectively, $11,022,463 and $12,735,486 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of September 30, 2022, and March 31, 2022, $245,405 and $351,255 of the Company’s cash was on deposit at financial institutions in China, respectively. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to $70,296) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of September 30, 2022, and March 31, 2022, $12,789,582 and $13,311,340 of the Company’s cash was on deposit at financial institutions in Hong Kong, respectively, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of September 30, 2022, and March 31, 2022, $269,505 and $37,342 of the Company’s cash was on deposit in the United States, respectively and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three and six months ended September 30, 2022, two end-customers accounted for 64% and 11%, and 65% and 16% of the Company’s total revenue, respectively. For the three and six months ended September 30, 2021, two end-customers accounted for 80% and 14%, and 75% and 21% of the Company’s total revenue, respectively. As of September 30, 2022, four end-customers accounted for 28%, 23%, 20%, and 15% of the Company’s total accounts receivable balance, respectively. As of March 31, 2022, one end-customer accounted for 89% of the Company’s total accounts receivable balance.

For the three months ended September 30, 2022, the Company purchased approximately 23%, 20%, and 10% of its raw materials from three major suppliers, respectively. For the six months ended September 30, 2022, the Company purchased approximately 15% and 13% of its raw materials from two major suppliers, respectively. For the three and six months ended September 30, 2021, the Company purchased approximately 25% and 16%, respectively, of its garments from one major supplier. As of September 30, 2022, accounts payable to the Company’s two major suppliers accounted for 50% and 25%, of its total accounts payable balance, respectively. As of March 31, 2022, accounts payable to the Company’s three major suppliers accounted for 11%, 11%, and 10% of its total accounts payable balance, respectively.

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

The spread of COVID-19 around the world since March 2020 has caused significant volatility in U.S. and international markets. However, sales growth of the Company resumed in the fourth quarter of fiscal year 2021 and has extended well into fiscal year 2022. Since fiscal 2022, the Company’s production facilities resumed full operation with additional medical and hygienic measures in place. The Company does not believe the COVID-19 pandemic had a significant impact on its operations during the three and six months ended September 30, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of September 30, 2022 (Unaudited)	As of March 31, 2022
Trade accounts receivable	$4,251,665	$11,270,652
Less: allowances for doubtful accounts	221,583	221,583
Accounts receivable, net	$4,030,082	$11,049,069

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of September 30, 2022 (Unaudited)	As of March 31, 2022
Raw materials	$18,783,134	$17,714,578
Work-in-progress	1,976,978	2,010,417
Finished goods	15,666,495	8,530,184
Total inventory	$36,426,607	$28,255,179

As of September 30, 2022, and March 31, 2022, the Company had $nil inventory valuation reserve as the Company arranged its inventory based on actual orders received and all inventories held on hand were associated with unfulfilled sales orders.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of September 30, 2022 (Unaudited)	As of March 31, 2022
Advance to suppliers	$2,271,202	$1,284,601
Less: allowances for doubtful accounts	-	-
Advance to suppliers, net	$2,271,202	$1,284,601

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

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of September 30, 2022:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	1.9

Weighted average discount rate	4.06%

During the three months ended September 30, 2022 and 2021, the Company incurred total operation lease expenses of $626,994 and $607,013, respectively. During the six months ended September 30, 2022 and 2021, the Company incurred total operating lease expenses of $1,266,713 and $1,191,750, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of September 30, 2022:

2023	$413,183
2024	667,388
2025	190,886
2026	88,155
2027	-
Thereafter	-
Total lease payments	1,359,612
Less: imputed interest	(55,082)
Less: prepayments	(124,402)
Present value of lease liabilities	$1,180,128

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of September 30, 2022 (Unaudited)	As of March 31, 2022
Land	$2,221,420	$1,831,192
Property and buildings	9,287,340	1,911,818
Equipment and machinery	11,667,705	11,091,566
Office and electric equipment	935,840	915,686
Automobiles	858,012	802,399
Leasehold improvements	3,997,654	4,002,833
Subtotal	28,967,971	20,555,494
Construction in progress (1)(2)	4,739,937	2,098,323
Less: Accumulated depreciation and amortization	(12,892,181)	(11,720,670)
Property, plant, and equipment, net	$20,815,727	$10,933,147

(1)	In January 2022, the Company commenced a construction project of an expansion of the Company’s own premises in Al Tajamouat Industrial City, Jordan. Through September 30, 2022, the Company had paid approximately JOD392,000 (approximately $553,000) and the entire approximately $553,000 was recorded as construction in progress. The estimated construction cost is revised to approximately JOD870,000 (approximately $1.2 million). The project is expected to be completed and ready to use in fiscal 2023.

(2)	In January 2022, the Company commenced a construction project to build a dormitory for employee. The construction is built on a land of 12,340 square meters (approximately three acres) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2019. The dormitory is expected to cost $8.2 million. Through September 30, 2022, the Company had spent approximately JOD 3.0 million (approximately $4.2 million) for the construction. The dormitory is expected to be completed and ready for use in fiscal 2023.

In August 2022, the Company completed the acquisitions of Ever Winland and Kawkab Venus. Ever Winland holds office premises of HK$39.6 million (approximately $5.1 million), which are classified as property and buildings. Kawkab Venus holds land with factory premises, which are classified as land of approximately $390,000 and $2.3 million, respectively. Ever Winland and Kawkab Venus only contain fixed assets (buildings and land) and neither of these two entities have any other assets or liabilities, operations, or employees as of the acquisition date, so the acquisitions of Ever Winland and Kawkab Venus were accounted as asset acquisitions.

For the three months ended September 30, 2022 and 2021, depreciation expenses were $553,941 and $475,609 respectively. For the six months ended September 30, 2022 and 2021, depreciation expenses were $1,184,940 and $880,135, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of September 30, 2022 and March 31, 2022. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,429,492 and 12,334,318 shares of common stock outstanding as of September 30, 2022 and March 31, 2022, respectively.

On June 24, 2021, the Board of Directors approved the grant of 200,000 Restricted Stock Units (“RSUs”) under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. All RSUs were vested and 200,000 additional shares were issued on June 30, 2022.

On June 13, 2022, the Board of Directors authorized a share repurchase program, under which the Company may repurchase up to $3.0 million of its outstanding shares of common stock. The share repurchase program will be in effect through March 31, 2023. As of September 30, 2022, 104,826 shares had been repurchased at market rate with a total consideration of $547,713. $2,452,287 remaining available for future repurchase.

NOTE 9 – EQUITY (continued)

Statutory Reserve

In accordance with the corporate laws in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. In addition, PRC companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

Dividends

During the fiscal year ending March 31, 2023, on August 5, 2022 and May 16, 2022, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $626,716 and $616,716 were paid in full on August 24, 2022 and June 3, 2022, respectively.

During the fiscal year ended March 31, 2022, on February 4, 2022, November 2, 2021, August 5, 2021, and May 14, 2021, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $616,715, $616,716, $566,716, and $566,649 were paid in full on February 22, 2022, November 29, 2021, August 24, 2021, and June 2, 2021, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. The major assumptions used in the Black Scholes model included the followings: the expected term is five years; risk-free interest rate is 1.8% to 2.8%; and the expected volatility is 50.3% to 52.2%. 137,210 warrants expired for the six months ended September 30, 2022 and there were 57,200 warrants outstanding as of September 30, 2022 with a weighted average exercise price of $8.75. All of the outstanding warrants were fully vested and exercisable as of September 30, 2022 and March 31, 2022.

All stock warrants activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock warrants outstanding at March 31, 2022	194,410	$6.71
Granted	-	-
Exercised	-	-
Expired	(137,210)	5.86
Stock warrants outstanding at September 30, 2022	57,200	$8.75

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. On September 30, 2022, the Company had 394,750 of shares remaining available for future issuance under the Plan.

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

All these outstanding options were fully vested and exercisable. As of September 30, 2022, there were 1,136,500 stock options outstanding.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2022	1,136,500	$6.90
Granted	-	-
Exercised	-	-
Forfeited	-	-
Stock options outstanding at September 30, 2022	1,136,500	$6.90

Restricted Stock Units

On June 24, 2021, the Board of Directors approved the grant of 200,000 RSUs under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. The fair value of these RSUs on June 24, 2021 was $1,266,000, based on the market price of the Company’s common stock as of the date of the grant. On June 30, 2022, all 200,000 RSUs were vested.

Total expenses related to the restricted stock units issued were $nil and $315,296 for the three months ended September 30, 2022 and September 30, 2021, respectively. Total expenses related to the restricted stock units issued were $294,822 and $315,813 for the six months ended September 30, 2022 and September 30, 2021, respectively.

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

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $150,000 for the three and six months ended September 30, 2022 and 2021, respectively.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $150,000 for the three and six months ended September 30, 2022 and 2021, respectively.

c.	Borrowings from a related party

As of September 30, 2022 and March 31, 2022, the Company had outstanding balances due to Victory Apparel of $nil and $300,166, respectively. These advances are non-interest bearing and due on demand. The outstanding balance as of March 31, 2022 was repaid in the first quarter of fiscal 2023.

NOTE 12 – CREDIT FACILITIES

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of September 30, 2022 and March 31, 2022, the Company had $nil outstanding in import invoice financing under the SCBHK facility. In June 2022, the Company was informed by SCBHK that the facility was cancelled due to persistently low usage and zero loan outstanding.

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on London Interbank Offered Rate (“LIBOR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses consolidated statements of comprehensive income. For the three and six months ended September 30, 2022, the early payment charge was $163,595 and $251,437, respectively. As of September 30, 2022, there was $465,405 in receipts in advance from a customer. The Company recorded the receipts in advance as deferred revenue on the unaudited condensed consolidated balance sheet as of September 30, 2022.

On January 12, 2022, DBS Bank (Hong Kong) Limited (“DBSHK”) offered to provide a banking facility of up to $5.0 million to Treasure Success pursuant to a facility letter dated January 12, 2022. Pursuant to the agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of September 30, 2022 and March 31, 2022, the Company had $1,106,130 and $nil outstanding under the DBSHK facility, respectively.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2022 and 2021. As of September 30, 2022, 1,193,700 warrants and stock options were outstanding. For the three and six months ended September 30, 2022 and 2021, all warrants and stock options were excluded from the EPS calculation, respectively, as the result would be anti-dilutive.

	Three Months Ended September 30, (Unaudited)		Six Months Ended September 30, (Unaudited)
	2022	2021	2022	2021
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$1,791,752	$4,441,430	$3,513,134	$6,376,113

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,498,431	11,334,318	12,416,823	11,333,907
Dilutive securities – unexercised RSUs, warrants, and options	-	178,215	68,689	70,024
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,498,431	11,512,533	12,485,512	11,403,931
Basic and diluted earnings per share	$0.14	$0.39	$0.28	$0.56

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended September 30, 2022 and 2021, outerwear accounted for approximately 93.8% and 96.4% of the Company’s total revenue, respectively. For the six months ended September 30, 2022 and 2021, outerwear accounted for approximately 93.6% and 97.2% of the Company’s total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended September 30, 2022 and 2021, respectively.

	For the Three Months Ended September 30, (Unaudited)
	2022	2021
United States	$35,101,055	$44,241,524
Jordan	1,278,313	141,001
Others	1,446,327	1,328,641
Total	$37,825,695	$45,711,166

The following table summarizes sales by geographic areas for the six months ended September 30, 2022 and 2021, respectively.

	For the Six Months Ended September 30, (Unaudited)
	2022	2021
United States	$66,508,460	$73,693,401
Jordan	2,755,527	300,840
Others	1,998,269	1,605,617
Total	$71,262,256	$75,599,858

67.6% and 31.1% of long-lived assets were located in Jordan and Hong Kong, respectively, as of September 30, 2022.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success, was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of September 30, 2022, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

NOTE 16 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venue are subject to the regulations of the Income Tax Department in Jordan. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing on the first day of production. This exemption had been extended for five years until December 31, 2018. Effective January 1, 2019, the Jordanian government reclassified the area where Jerash Garments and its subsidiaries are to a Development Zone. In accordance with the Development Zone law, Jerash Garments and its subsidiaries were subject to income tax at income tax rate of 16% plus a 1% social contribution between January 1, 2021 and December 31, 2021. Effective from January 1, 2022, the income tax rate raised to 18% or 20% plus 1% social contribution.

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

Interim income tax expenses or benefit is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full fiscal year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended September 30, 2022 was 28.4% and 26.6%, respectively, and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 14, 2022, the date that the unaudited condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement, except for the following:

On November 4, 2022, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on or about November 28, 2022 to stockholders of record as of the close of business on November 18, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Impact of COVID-19 on Our Business

Collectability of Receivables. We had accounts receivable of $4.0 million as of September 30, 2022, out of which $3.9 million had been received through November 1, 2022. Two major customers have started to offer early payment alternatives since May and July 2021, which have shortened payment terms to below 10 days from submission of documents. See “—Liquidity and Capital Resources” for more details.

Inventory. We had inventory of $36.4 million as of September 30, 2022, substantially for orders scheduled to be shipped within fiscal 2023.

Investments and Capital Expenditures. We acquired two pieces of land in fiscal 2020 for the construction of dormitory and production facilities. Due to the COVID-19 pandemic, management previously decided to hold off the construction to wait for a clearer picture on customer demand. As customer orders recovered to a satisfactory level, in April 2021, management decided to resume the preparation work for the dormitory construction, which is expected to be completed and ready for use in fiscal 2023. In June and July 2021, we entered into two Sale and Purchase Contracts to acquire a garment factory and the factory land. The acquisition of the factory operation was completed in October 2021, while the acquisition of the entity holding the land and building where the factory operation is located, Kawkab Venus, was completed in August 2022. On June 22, 2022, Treasure Success entered into a Sale and Purchase Agreement with Wong Bing Lun and Chow Lai Ming (the “Sellers”). Pursuant to the agreement, the Sellers agreed to sell, and Treasure Success agreed to purchase, 100% of the ownership interests and the Sellers’ benefit of the shareholder/director loans in Ever Winland for a consideration of HKD39.6 million (approximately $5.1 million). Ever Winland holds office premises, which are leased to Treasure Success. The acquisition was completed on August 29, 2022.

Revenue. For the quarter ended September 30, 2022, our sales were $37.8 million, which represented an approximate 17% decrease from that of the same period in fiscal 2022. We continue to proactively communicate with our existing customers to reconfirm their orders and shipment schedules for the rest of fiscal 2023. The decrease was mainly because of a decrease in sales to two of our major customers in the U.S.

Liquidity/Going Concern. As of September 30, 2022, we had approximately $24.5 million of cash and restricted cash and net current assets of approximately $47.5 million with a current ratio of 3.2 to 1. In addition, we had banking facilities with aggregate limits of $5.0 million with approximately $1.1 million outstanding as of September 30, 2022. Given the above, we believe that we will have sufficient financial resources to maintain as a going concern in fiscal 2023.

Results of Operations

Three months ended September 30, 2022 and 2021

The following table summarizes the results of our operations during the three-month periods ended September 30, 2022 and 2021, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$37,825	100%	$45,711	100%	$(7,886)	(17)%
Cost of goods sold	30,908	82%	35,606	78%	(4,698)	(13)%
Gross profit	6,917	18%	10,105	22%	(3,188)	(32)%

Selling, general and administrative expenses	4,308	11%	4,178	9%	130	3%
Stock-based compensation expenses	-	-%	315	1%	(315)	(100)%
Other expenses, net	105	0%	121	0%	(16)	(13)%
Net income before taxation	$2,504	7%	$5,491	12%	$(2,987)	(54)%
Income tax expenses	712	2%	1,050	2%	(338)	(32)%
Net income	$1,792	5%	$4,441	10%	(2,649)	(60)%

Revenue. Revenue decreased by approximately $8 million, or 17%, to $37.8 million, for the three months ended September 30, 2022, from approximately $45.7 million for the same period in fiscal 2022. The decrease was mainly due to a decrease in sales to two of our major export customers.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended September 30, 2022 and 2021.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$24,292	64%	$36,473	80%
Dynamic	3,979	11%	169	0%
New Balance	3,881	10%	6,468	14%
GIII	2,482	7%	1,012	2%
Soriana	548	1%	1,250	3%
Others	2,643	7%	339	1%
Total	$37,825	100%	$45,711	100%

(1)	A large portion of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$35,101	93%	$44,241	97%	$(9,140)	(21)%
Jordan	1,278	3%	141	0%	1,137	806%
Others	1,446	4%	1,329	3%	117	9%
Total	$37,825	100%	$45,711	100%	$(7,886)	(17)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The decrease of approximately 21% in sales to the U.S. during the three months ended September 30, 2022, was mainly attributable to lower sales to two of our major export customers and higher inflation and general inventory levels reported in the U.S.

During the three months ended September 30, 2022, aggregate sales to Jordan and other locations, such as Hong Kong and China, increased by 85% from approximately $1.5 million to $2.7 million from the same period last year as more domestic orders were received to fill up capacity released from lower export demands.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $4.7 million, or 13%, to approximately $31.0 million, for the three months ended September 30, 2022, from approximately $35.6 million for the same period in fiscal 2022. As a percentage of revenue, the cost of goods sold increased by approximately 4% points to 82% for the three months ended September 30, 2022 from 78% for the same period in fiscal 2022. The increase in cost of goods sold as a percentage of revenue was primarily attributable to the higher proportion of domestic orders that typically generate lower margin.

For the three months ended September 30, 2022, we purchased 23%, 20%, and 10% of our raw materials from three major suppliers, respectively. For the three months ended September 30, 2021, we purchased approximately 25% and of our garments from one major supplier.

Gross profit margin. Gross profit margin was approximately 18% for the three months ended September 30, 2022, which decreased by 4% points from 22% for the same period in fiscal 2022. The decrease in gross profit margin was primarily driven by the lower proportion of export orders that typically generate higher margin.

Operating expenses. Operating expenses decreased 4% , or approximately $0.2 million, for the three months ended September 30, 2021, to approximately $4.3 million for the three months ended September 30, 2022, from approximately $4.5 million for the same period in fiscal 2022. The decrease was primarily due to stock-based compensation expenses of approximately $315,000 in fiscal 2022 while there was $nil in the quarter in fiscal 2023, offsetting by an increase in expenses in relation to foreign worker travelling expenses for the expansion in total group workforce.

Other expenses, net. Other expenses, net was approximately $105,000 for the three months ended September 30, 2022, as compared to other expenses, net of approximately $121,000 for the same period in fiscal 2022. The decrease was primarily due to government subsidies to Jiangmen Treasure Success and Treasure Success by offsetting the increase in interest expenses.

Income tax expenses. Income tax expenses for the three months ended September 30, 2022 were approximately $712,000 compared to income tax expenses of $1,050,000 for the same period in fiscal 2022. The increase in the effective tax rate mainly resulted from the increase of corporate income tax rate in Jordan from a combined rate of 17% to 19% or 20% since January 1, 2022, and the increase in valuation allowance provided on deferred tax assets related to increased operating losses in our U.S entities. The effective tax rate was up to 28.4% for the three months ended September 30, 2022, as compared to 19.1% for the three months ended September 30, 2021.

Net income. Net income for the three months ended September 30, 2022 was approximately $1.8 million compared to net income of approximately $4.4 million for the same period in fiscal 2022. The decrease was mainly attributable to lower sales to two of our major export customers.

Six months ended September 30, 2022 and 2021

The following table summarizes the results of our operations during the six-month periods ended September 30, 2022 and 2021, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2022		Six Months Ended September 30, 2021		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$71,262	100%	$75,600	100%	$(4,338)	(6)%
Cost of goods sold	57,722	81%	59,864	79%	(2,142)	(4)%
Gross profit	13,540	19%	15,736	21%	(2,196)	(14)%

Selling, general, and administrative expenses	8,327	12%	7,463	10%	864	12%
Stock-based compensation expenses	295	0%	316	1%	(21)	(7)%
Other expenses, net	133	0%	113	0%	20	18%
Net income before taxation	$4,785	7%	$7,844	10%	$(3,059)	(39)%
Income tax expenses	1,272	2%	1,468	2%	(196)	(13)%
Net income	$3,513	5%	$6,376	8%	$(2,863)	(45)%

Revenue. Revenue decreased by approximately $4.3 million, or 6%, to $71.3 million, for the six months ended September 30, 2022, from approximately $75.6 million for the same period in fiscal 2022. The decrease was mainly due to the decrease in sales to two of our major customers in the U.S.

The following table outlines the dollar amount and percentage of total sales to our customers for the six months ended September 30, 2022 and 2021, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2022		Six Months Ended September 30, 2021
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$46,359	65%	$56,683	75%
New Balance	11,478	16%	15,685	21%
Dynamic	4,073	6%	195	0%
GIII	3,952	6%	1,012	1%
Soriana	954	1%	1,250	2%
Others	4,446	6%	775	1%
Total	$71,262	100%	$75,600	100%

(1)	A large portion of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2022		Six Months Ended September 30, 2021		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$66,508	93%	$73,693	97%	$(7,185)	(10)%
Jordan	2,756	4%	301	1%	2,455	816%
Others	1,998	3%	1,606	2%	392	24%
Total	$71,262	100%	$75,600	100%	$(4,338)	(6)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The decrease of approximately 10% in sales to the U.S. during the six months ended September 30, 2022 was mainly attributable to the decrease in sales to our two major customers in the U.S. and higher inflation and general inventory levels.

During the six months ended September 30, 2022, aggregate sales to Jordan and other locations, such as Hong Kong and China, increased by 149% from approximately $1.9 million to $4.8 million from the same period last year as our factories took up more domestic orders to the fill up the production capacity released from lower demands from the U.S.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $2.1 million, or 4%, to approximately $57.8 million for the six months ended September 30, 2022 from approximately $59.9 million for the same period in fiscal 2022. As a percentage of revenue, the cost of goods sold increased by approximately 2% points to 81% for the six months ended September 30, 2022 from 79% for the same period in fiscal 2022. The increase in cost of goods sold as a percentage of revenue was primarily attributable to a higher proportion of domestic orders that typically generate lower margin.

For the six months ended September 30, 2022, we purchased 15% and 13% of our raw materials from two major suppliers, respectively. For the six months ended September 30, 2021, we purchased 16% of our garments from one major supplier.

Gross profit margin. Gross profit margin was approximately 19% for the six months ended September 30, 2022, which decreased by 2% points from 21% for the same period in fiscal 2022. The decrease in gross profit margin was primarily driven by a lower proportion of export orders that typically generate higher gross margin.

Operating expenses. Operating expenses increased by approximately 11% from approximately $7.8 million for the six months ended September 30, 2021, to approximately $8.6 million for the six months ended September 30, 2022. The increase was primarily due to an increase in headcounts from the acquisition of MK Garments, and an increase in expenses in relation to foreign worker travelling expenses for the expansion in total group workforce to over 5,600 as of September 30, 2022.

Other expenses net. Other expenses, net was approximately $133,000 for the six months ended September 30, 2022, as compared to other expenses, net of approximately $113,000 for the same period in fiscal 2022. The increase in other expenses was primarily due to the increase in interest expenses by offsetting government subsidies to Jiangmen Treasure Success and Treasure Success.

Income tax expenses. Income tax expenses for the six months ended September 30, 2022 were approximately $1.3 million compared to income tax expenses of approximately $1.5 million for the same period in fiscal 2022. The increase in the effective tax rate mainly resulted from the increase of corporate income tax rate in Jordan from a combined rate of 17% to 19% or 20% since January 1, 2022, and the increase in valuation allowance provided on deferred tax assets related to increased operating losses in our U.S entities. The effective tax rate was up to 26.6% for the six months ended September 30, 2022, compared to 18.7% for the six months ended September 30, 2021.

Net income. Net income for the six months ended September 30, 2022 was approximately $3.5 million compared to net income of approximately $6.4 million for the same period in fiscal 2022. The decrease was mainly attributable to lower sales to two of our major export customers.

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

As of September 30, 2022, we had cash of approximately $23.0 million and restricted cash of approximately $1.4 million compared to cash of approximately $25.2 million and restricted cash of approximately $1.4 million as of March 31, 2022. The decrease in total cash was mainly a result of increase in capital expenditures and payments for dividend in this period.

Our current assets as of September 30, 2022 were approximately $68.7 million and our current liabilities were approximately $21.1 million, which resulted in a ratio of approximately 3.2 to 1. As of March 31, 2022, our current assets were approximately $69.9 million and our current liabilities were $14.1 million, resulting in a ratio of 4.9 to 1.

The primary drivers in the decrease in current assets were the decrease in cash for capital investments and dividend payments in this period.

The primary driver in the increase in current liabilities was an increase in accounts payable for raw material purchases.

Total equity as of September 30, 2022 was approximately $71.0 million compared to $69.3 million as of March 31, 2022.

We had net working capital of $47.5 million and $55.7 million as of September 30, 2022 and March 31, 2022, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date of this Quarterly Report is released.

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

Credit Facilities

SCBHK Facility Letter

Pursuant to the SCBHK facility letter dated June 15, 2018, and issued to Treasure Success by SCBHK, SCBHK offered to provide an import facility of up to $3.0 million to Treasure Success. The SCBHK facility covered import invoice financing and pre-shipment financing under export orders with a combined limit of $3 million. SCBHK charged interest at 1.3% per annum over SCBHK’s cost of funds. The SCBHK facility was activated on January 31, 2019. In June 2022, we were informed by SCBHK that the facility was cancelled due to persistently low usage and zero loan outstanding.

DBSHK Facility Letter

Pursuant to the DBSHK facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success. Pursuant to the agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of September 30, 2022 and March 31, 2022, we had approximately $1.1 million and $nil outstanding under this DBSHK facility, respectively.

Six months ended September 30, 2022 and 2021

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six months ended September 30,
	2022	2021
Net cash provided by operating activities	$9,638	$10,223
Net cash used in investing activities	(10,451)	(5,075)
Net cash used in financing activities	(985)	(1,746)
Effect of exchange rate changes on cash	(334)	80
Net (decrease) increase in cash	(2,132)	3,482
Cash and restricted cash, beginning of six-month period	26,583	22,860
Cash and restricted cash, end of six-month period	$24,451	$26,342

Operating Activities

Net cash provided by operating activities was approximately $9.6 million for the six months ended September 30, 2022, compared to cash provided by operating activities of approximately $10.2 million for the same period in fiscal 2022. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

●	an increase in inventory of $8.2 million in the six months ended September 30, 2022 compared to a decrease of $4.5 million in the same period in fiscal 2022;

●	a decrease in accounts receivable of $7.0 million in the six months ended September 30, 2022 compared to an increase of $1.4 million in the same period in fiscal 2022;

●	an increase of advance to suppliers of $1.0 million compared to a decrease of $1.1 million in the same period in fiscal 2022;

●	an increase of accounts payable of $5.7 million in the six months ended September 30, 2022 compared to a decrease of $3.4 million in the same period in fiscal 2022; and

●	a decrease of net income to $2.9 million in the six months ended September 30, 2022 from a net income of $6.4 million in the same period in fiscal 2022.

Investing Activities

Net cash used in investing activities was approximately $10.5 million for the six months ended September 30, 2022, compared to approximately $5.1 million in the same period in fiscal 2022. The net cash used in investing activities in the six months ended September 30, 2022 was mainly used in investment in property, plant, and machinery including the ongoing construction of a dormitory and factory expansion, and considerations paid to acquire Ever Winland and Kawkab Venus.

Financing Activities

Net cash used in financing activities was approximately $1 million for the six months ended September 30, 2022, including dividend payments of approximately $1.2 million, payments for share repurchase of approximately $0.5 million, and settlement to a related party of approximately $0.3 million, offsetting by net proceeds from short-term loans of approximately $1.1 million. There was a net cash outflow of approximately $1.7 million in the same period in fiscal 2022 resulting from dividend payments and repayment of short-term loans.

Statutory Reserves

In accordance with the corporate law in Jordan, our subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital, in accordance with corporate laws in China. These reserves are not available for dividend distribution. The statutory reserve was approximately $0.4 million and approximately $0.3 million as of September 30, 2022 and 2021, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of September 30, 2022 and 2021.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of September 30,
	2022	2021
Statutory Reserves	$379	$346
Total Restricted Net Assets	$379	$346
Consolidated Net Assets	$70,987	$62,030
Restricted Net Assets as Percentage of Consolidated Net Assets	0.53%	0.56%

Total restricted net assets accounted for approximately 0.53% of our consolidated net assets as of September 30, 2022. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $10.3 million and approximately $1.6 million for the six months ended September 30, 2022 and 2021, for plant and machinery, the construction of a dormitory and factory expansion, and the acquisitions of Ever Winland and Kawkab Venus, respectively. For the six months ended September 30, 2022, payments for additional plant and machinery, construction of a dormitory and factory expansion, the acquisition of Kawkab Venus, and the acquisition of Ever Winland amounted to approximately $0.4 million, $2.6 million, $2.2 million, and $5.1 million, respectively. For the six months ended September 30, 2021, payments for additional plant and machinery, and payments to additional properties and leasehold improvements amounted to approximately $0.4 million and $1 million, respectively.

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

On July 14, 2021, we, through our wholly owned subsidiary Jerash Garments, entered into a Sale and Purchase Contract (the “Kawkab Agreement”) with Kawkab Venus Dowalyah Lisenaet Albesah (the “Kawkab Seller”). Pursuant to the Kawkab Agreement, the Kawkab Seller agreed to sell, and Jerash Garments agreed to purchase, 100% ownership interests in Kawkab Venus for a consideration of $2.7 million. Kawkab Venus holds land with factory premises only, which are leased to MK Garments. Kawkab Venus had no other significant assets or liabilities and no operation activities or employees at the time of acquisition. We completed this acquisition in August 2022.

On June 22, 2022, Treasure Success entered into a Sale and Purchase Agreement with the Sellers. Pursuant to the agreement, the Sellers agreed to sell, and Treasure Success agreed to purchase, 100% of the ownership interests and the Sellers’ benefit of the shareholder/director loans in Ever Winland for a consideration of HKD39.6 million (approximately $5.1 million). Ever Winland holds office premises, which are leased to Treasure Success. Ever Winland had no other significant assets or liabilities and no operation activities or employees at the time of acquisition. The acquisition was completed on August 29, 2022.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of September 30, 2022, concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2022	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)