Form 10-Q
period 2022-12-31
Jerash Holdings (US), Inc.
filed 2023-02-13
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 10, 2023, there were 12,377,725 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2022

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$24,627,009	$25,176,120
Accounts receivable, net	5,545,946	11,049,069
Tax recoverable	18,911	374,377
Inventories	26,664,044	28,255,179
Prepaid expenses and other current assets	3,164,196	3,233,592
Investment deposits	-	500,000
Advance to suppliers, net	6,009,897	1,284,601
Total Current Assets	66,030,003	69,872,938

Restricted cash - non-current	1,615,353	1,407,368
Long-term deposits	243,840	419,597
Deferred tax assets, net	352,590	352,590
Property, plant, and equipment, net	21,227,296	10,933,147
Goodwill	499,282	499,282
Right of use assets	1,165,141	1,826,062
Total Assets	$91,133,505	$85,310,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Credit facilities	$4,406,383	$-
Accounts payable	5,948,337	4,840,225
Accrued expenses	2,849,861	3,115,953
Income tax payable - current	3,344,183	2,861,272
Other payables	1,395,597	2,278,816
Deferred revenue	296,985	-
Amount due to a related party	-	300,166
Operating lease liabilities - current	689,521	739,101
Total Current Liabilities	18,930,867	14,135,533

Operating lease liabilities - non-current	381,397	869,313
Income tax payable - non-current	751,410	1,001,880
Total Liabilities	20,063,674	16,006,726

Commitments and Contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,534,318 and 12,334,318 shares issued; 12,377,725 and 12,334,318 shares outstanding as of December 31, 2022 and March 31, 2022, respectively	12,534	12,334
Additional paid-in capital	22,811,968	22,517,346
Treasury stock, 156,593 and none shares as of December 31, 2022 and March 31, 2022, respectively	(771,894)	-
Statutory reserve	379,323	379,323
Retained earnings	48,806,821	46,268,110
Accumulated other comprehensive (loss) gain	(168,921)	127,145
Total Jerash Holdings (US), Inc.’s Stockholders’ Equity	71,069,831	69,304,258

Total Liabilities and Stockholders’ Equity	$91,133,505	$85,310,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021

Revenue, net	$43,027,047	$36,815,023	$114,289,303	$112,414,881
Cost of goods sold	37,230,421	29,904,287	94,952,523	89,768,624
Gross Profit	5,796,626	6,910,736	19,336,780	22,646,257

Selling, general and administrative expenses	4,469,967	4,185,812	12,796,749	11,648,591
Stock-based compensation expenses	-	319,101	294,822	634,914
Total Operating Expenses	4,469,967	4,504,913	13,091,571	12,283,505

Income from Operations	1,326,659	2,405,823	6,245,209	10,362,752

Other Income (Expenses):
Interest expenses	(248,894)	(73,276)	(500,331)	(147,677)
Other income (expenses), net	137,432	(6,843)	255,481	(45,119)
Total other income (expenses), net	(111,462)	(80,119)	(244,850)	(192,796)

Net income before provision for income taxes	1,215,197	2,325,704	6,000,359	10,169,956

Income tax expenses	324,379	650,907	1,596,407	2,119,046

Net Income	$890,818	$1,674,797	$4,403,952	$8,050,910

Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	37,804	42,190	(296,066)	121,915
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$928,622	$1,716,987	$4,107,886	$8,172,825

Earnings Per Share Attributable to Common Stockholders:
Basic	$0.07	$0.14	$0.35	$0.69
Diluted	$0.07	$0.13	$0.35	$0.69

Weighted Average Number of Shares
Basic	12,412,922	12,290,840	12,414,546	11,654,039
Diluted	12,412,922	12,414,048	12,467,315	11,696,223

Dividend per share	$0.05	$0.05	$0.15	$0.15

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Gain (Loss)	Equity
Balance at March 31, 2021	-	$-	11,332,974	$11,333	$15,301,268	$-	$346,315	$40,748,314	$(15,901)	$56,391,329

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	634,914	-	-	-	-	634,914
Cashless exercise of warrants	-	-	1,344	1	(1)	-	-	-	-	-
Common stock issued net of stock issuance costs of $730,000	-	-	1,000,000	1,000	6,269,000	-	-	-	-	6,270,000
Net income	-	-	-	-	-	-	-	8,050,910	-	8,050,910
Dividend payments	-	-	-	-	-	-	-	(1,750,081)	-	(1,750,081)
Foreign currency translation gain	-	-	-	-	-	-	-	-	121,915	121,915

Balance at December, 2021 (unaudited)	-	$-	12,334,318	$12,334	$22,205,181	$-	$346,315	$47,049,143	$106,014	$69,718,987

Balance at March 31, 2022	-	$-	12,334,318	$12,334	$22,517,346	$-	$379,323	$46,268,110	$127,145	$69,304,258

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	294,822	-	-	-	-	294,822
Issuance of common stocks upon vesting of restricted stock units	-	-	200,000	200	(200)	-	-	-	-	-
Share repurchase	-	-	-	-	-	(771,894)	-	-	-	(771,894)
Net income	-	-	-	-	-	-	-	4,403,952	-	4,403,952
Dividend payments	-	-	-	-	-	-	-	(1,865,241)	-	(1,865,241)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(296,066)	(296,066)

Balance at December 31, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$(771,894)	$379,323	$48,806,821	$(168,921)	$71,069,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021
	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Gain (Loss)	Equity
Balance at September 30, 2021 (unaudited)	-	$-	11,334,318	$11,334	$15,617,080	$-	$346,315	$45,991,062	$63,824	$62,029,615
Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	319,101	-	-	-	-	319,101
Common stock issued net of stock issuance costs of $730,000	-	-	1,000,000	1,000	6,269,000	-	-	-	-	6,270,000
Net income	-	-	-	-	-	-	-	1,674,797	-	1,674,797
Dividend payment	-	-	-	-	-	-	-	(616,716)	-	(616,716)
Foreign currency translation gain	-	-	-	-	-	-	-	-	42,190	42,190

Balance at December 31, 2021 (unaudited)	-	$-	12,334,318	$12,334	$22,205,181	$-	$346,315	$47,049,143	$106,014	$69,718,987

Balance at September 30, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$(547,713)	$379,323	$48,537,812	$(206,725)	$70,987,199
Share repurchase	-	-	-	-	-	(224,181)	-	-	-	(224,181)
Net income	-	-	-	-	-	-	-	890,818	-	890,818
Dividend payment	-	-	-	-	-	-	-	(621,809)	-	(621,809)
Foreign currency translation gain	-	-	-	-	-	-	-	-	37,804	37,804

Balance at December 31, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$(771,894)	$379,323	$48,806,821	$(168,921)	$71,069,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,403,952	$8,050,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,753,941	1,511,963
Stock-based compensation expenses	294,822	634,914
Bad debt expense	-	221,584
Amortization of operating lease right-of-use assets	784,699	569,078
Changes in operating assets:
Accounts receivable	5,503,123	3,739,937
Inventories	1,591,135	3,553,625
Prepaid expenses and other current assets	69,401	(936,695)
Advance to suppliers	(4,725,296)	1,229,345
Changes in operating liabilities:
Accounts payable	1,108,112	(5,028,787)
Accrued expenses	(266,092)	944,627
Other payables	(883,219)	(208,649)
Deferred revenue	296,985	444,165
Operating lease liabilities	(661,274)	(612,953)
Income tax payable, net of recovery	588,098	460,805
Net cash provided by operating activities	9,858,387	14,573,869

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(7,887,613)	(2,317,327)
Payments for construction of properties	(3,414,172)	-
Acquisition of MK Garments	-	(2,700,000)
Acquisition deposit	-	(500,000)
Payment for long-term deposits	(70,549)	(1,544,792)
Net cash used in investing activities	(11,372,334)	(7,062,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(1,865,241)	(1,750,081)
Shares repurchase	(771,894)	-
Repayments from short-term loan	(1,756,360)	(612,703)
Repayment to a related party	(300,166)	-
Proceeds from short-term loan	6,162,743	-
Net proceeds from issuance of common stock	-	6,270,000
Net cash provided by financing activities	1,469,082	3,907,216

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	(296,261)	122,526

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(341,126)	11,541,492

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	26,583,488	22,860,463

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$26,242,362	$34,401,955

CASH, AND RESTRICTED CASH, END OF THE PERIOD	26,242,362	34,401,955
LESS: NON-CURRENT RESTRICTED CASH	1,615,353	1,301,588
CASH, END OF THE PERIOD	$24,627,009	$33,100,367

Supplemental disclosure information:
Cash paid for interest	$500,331	$147,677
Income tax paid	$1,354,754	$1,644,546

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$1,111,043	$322,143
Right of use assets obtained in exchange for operating lease obligations	$190,654	$821,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC., AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Jerash The First for Medical Supplies Manufacturing Company Limited (“Jerash The First”) was established in Amman, Jordan, as a limited liability company on July 6, 2020, with a registered capital of JOD 150,000. Jerash The First is engaged in the production of medical supplies in Jordan and is a wholly owned subsidiary of Jerash Garments.

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

Kawkab Venus Dowalyah Lisenaet Albesah (“Kawkab Venus”) was established in Amman, Jordan, as a limited liability company on January 15, 2015 with a declared capital of JOD 50,000. It holds land with factory premises, which are leased to MK Garments. On July 14, 2021, Jerash Garments and the sole shareholder of Kawkab Venus entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of Kawkab Venus. Apart from the land and factory premises, Kawkab had no other significant assets or liabilities and no operation activities or employees at the time of acquisition, so the acquisition was accounted for an asset acquisition. As of August 21, 2022, Kawkab Venus became a subsidiary of Jerash Garments.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates include allowance for doubtful accounts, valuation of inventory reserve, useful lives of buildings and other property, and the measurement of stock-based compensation expenses. Actual results could differ from these estimates

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of December 31, 2022 and March 31, 2022, the Company had no cash equivalents.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable, Net

Accounts receivable are recognized and carried at the original invoiced amount less an estimated allowance for uncollectible accounts. The Company usually grants extended payment terms to customers with good credit standing and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of comprehensive income. Actual amounts received may differ from management’s estimate of creditworthiness and the economic environment. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories include the cost of raw materials, freight, direct labor and related production overhead. The cost of inventories is determined using the First in, First-out method. The Company periodically reviews its inventories for excess or slow-moving items and makes provisions as necessary to properly reflect inventory value.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the nine months ended December 31, 2022 and 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of December 31, 2022 and March 31, 2022, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the nine months ended December 31, 2022.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. The Company had contract liabilities of $296,985 and $nil as of December 31, 2022 and March 31, 2022, respectively. For the nine months ended December 31, 2022 and 2021, there was no revenue recognized from performance obligations related to prior periods. As of December 31, 2022, $296,985 deferred revenue was expected to be recognized within fiscal year 2023.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $573,249 and $571,749 for the three months ended December 31, 2022 and 2021, respectively. Total shipping and handling expenses were $1,499,052 and $1,557,328 for the nine months ended December 31, 2022 and 2021, respectively.

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

Jerash Garments and its subsidiaries are subject to local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period from June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. The exemption has been extended to February 5, 2024.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income and Sales Taxes (continued)

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during the nine months ended December 31, 2022 and 2021.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success and Ever Winland, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of comprehensive income as incurred, and the balance of transaction gains and losses were immaterial as of the three and nine months ended December 31, 2022 and 2021.

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

	December 31, 2022	March 31, 2022
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8088	US$1=HKD7.8325
	US$1=CNY6.8983	US$1=CNY6.3393
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8227	US$1=HKD7.7844
	US$1=CNY7.1111	US$1=CNY6.4180

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD or CNY to US$ is reported in other comprehensive income (loss) in the unaudited condensed consolidated statements of comprehensive income.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, including restricted cash, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables, and amounts due to a related party to approximate the fair value of the respective assets and liabilities at December 31, 2022 and March 31, 2022 based upon the short-term nature of these assets and liabilities. Non-current operating lease liabilities approximate the fair value as they are discounted using the incremental borrowing rate.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2022 and March 31, 2022, respectively, $8,223,946 and $12,735,486 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of December 31, 2022, and March 31, 2022, respectively, $83,589 and $351,255 of the Company’s cash were on deposit at financial institutions in China, respectively. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to $72,482) per bank is covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of December 31, 2022, and March 31, 2022, $17,434,519 and $13,311,340 of the Company’s cash was on deposit at financial institutions in Hong Kong, respectively, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of December 31, 2022, and March 31, 2022, respectively, $346,393 and $37,342 of the Company’s cash was on deposit in the United States, respectively, and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended December 31, 2022, four end-customers accounted for 43%, 20%, 19%, and 10% of the Company’s total revenue, respectively. For the nine months ended December 31, 2022, two end-customers accounted for 57% and 18% of the Company’s total revenue, respectively. For the three and nine months ended December 31, 2021, two end-customers accounted for 53% and 27%, and 68% and 23% of the Company’s total revenue, respectively. As of December 31, 2022, three end-customers accounted for 32%, 31%, and 10% of the Company’s total accounts receivable balance, respectively. As of March 31, 2022, one end-customer accounted for 89% of the Company’s total accounts receivable balance.

For the three months ended December 31, 2022, the Company purchased approximately 28% of its garments from one major supplier. For the nine months ended December 31, 2022, the Company purchased approximately 13% and 10% of its garments and raw materials from two major suppliers, respectively. For the three and nine months ended December 31, 2021, the Company purchased approximately 53% and 22%, and 20% and 10% of its garments and raw materials from two major suppliers, respectively. As of December 31, 2022, accounts payable to the Company’s three major suppliers accounted for 21%, 12%, and 12% of its total accounts payable balance, respectively. As of March 31, 2022, accounts payable to the Company’s three major suppliers accounted for 11%, 11%, and 10% of its total accounts payable balance, respectively.

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

The spread of COVID-19 around the world since March 2020 has caused significant volatility in U.S. and international markets. However, the sales growth of the Company resumed in the fourth quarter of fiscal year 2021 and has extended well into fiscal year 2022. Since fiscal 2022, the Company’s production facilities resumed full operation with additional medical and hygienic measures in place. The Company does not believe the COVID-19 pandemic had a significant impact on its operations during the three and nine months ended December 31, 2022.

There is still significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. and international economies. The Company currently expects that its operation results for the fiscal year ending March 31, 2023 would not be significantly impacted by the COVID-19 pandemic. However, given the dynamic nature of these circumstances, should there be a resurgence of COVID-19 cases globally and should the U.S. government or the Jordan government implement new restrictions to contain the spread, the Company’s business would be negatively impacted.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of
	December 31, 2022 (Unaudited)	As of March 31, 2022
Trade accounts receivable	$5,767,529	$11,270,652
Less: allowances for doubtful accounts	221,583	221,583
Accounts receivable, net	$5,545,946	$11,049,069

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of
	December 31, 2022 (Unaudited)	As of March 31, 2022
Raw materials	$14,234,733	$17,714,578
Work-in-progress	1,593,382	2,010,417
Finished goods	10,835,929	8,530,184
Total inventory	$26,664,044	$28,255,179

As of December 31, 2022, and March 31, 2022, the Company had $nil inventory valuation reserve as the Company arranged its inventory based on actual orders received and all inventories held on hand were associated with unfulfilled sales orders.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of
	December 31, 2022 (Unaudited)	As of March 31, 2022
Advance to suppliers	$6,009,897	$1,284,601
Less: allowances for doubtful accounts	-	-
Advance to suppliers, net	$6,009,897	$1,284,601

NOTE 7 – LEASES

The Company has 46 operating leases for manufacturing facilities and offices. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in the measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at a commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of December 31, 2022:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	1.8

Weighted average discount rate	6.10%

During the three months ended December 31, 2022 and 2021, the Company incurred total operation lease expenses of $599,906 and $618,751, respectively. During the nine months ended December 31, 2022 and 2021, the Company incurred total operation lease expenses of $1,866,619 and $1,810,501, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of December 31, 2022:

2023	$210,156
2024	706,682
2025	226,144
2026	90,896
2027	-
Thereafter	-
Total lease payments	1,233,878
Less: imputed interest	(68,737)
Less: prepayments	(94,223)
Present value of lease liabilities	$1,070,918

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of
	December 31, 2022 (Unaudited)	As of March 31, 2022
Land	$2,221,420	$1,831,192
Property and buildings	9,287,340	1,911,818
Equipment and machinery	11,797,586	11,091,566
Office and electric equipment	956,670	915,686
Automobiles	858,284	802,399
Leasehold improvements	4,058,545	4,002,833
Subtotal	29,179,845	20,555,494
Construction in progress (1)(2)	5,512,495	2,098,323
Less: Accumulated depreciation and amortization	(13,465,044)	(11,720,670)
Property, plant and equipment, net	$21,227,296	$10,933,147

(1)	In January 2022, the Company commenced a construction project of an expansion of the Company’s own premises in Al Tajamouat Industrial City, Jordan. Through December 31, 2022, the Company had paid approximately JOD 728,000 (approximately $1,027,000) and the entire balance was recorded as construction in progress. The estimated construction cost is revised to approximately JOD 870,000 (approximately $1.2 million). The project is expected to be completed and ready to use in fiscal 2023.

(2)	In April 2022, the Company commenced a construction project to build a dormitory for employees. The construction is built on a land of 4,516 square meters (approximately 48,608 square feet) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2020. The dormitory is expected to cost $8.2 million. Through December 31, 2022, the Company had spent approximately JOD 3.2 million (approximately $4.5 million) for the construction. The dormitory is expected to be completed and ready for use in fiscal 2024.

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

For the three months ended December 31, 2022 and 2021, depreciation expenses were $569,001 and $631,828 respectively. For the nine months ended December 31, 2022 and 2021, depreciation expenses were $1,753,941 and $1,511,963 respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of December 31, 2022 and March 31, 2022. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,377,725 and 12,334,318 shares of common stock outstanding as of December 31, 2022 and March 31, 2022, respectively.

On June 24, 2021, the Board of Directors approved the grant of 200,000 Restricted Stock Units (“RSUs”) under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. All RSUs were vested and 200,000 additional shares were issued on June 30, 2022.

On June 13, 2022, the Board of Directors authorized a share repurchase program, under which the Company may repurchase up to $3.0 million of its outstanding shares of common stock. The share repurchase program will be in effect through March 31, 2023. As of December 31, 2022, 156,593 shares had been repurchased at market rate with a total consideration of $771,894. $2,228,106 remaining available for future repurchase.

Statutory Reserve

In accordance with the corporate laws in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. In addition, PRC companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior-year losses.

Dividends

During the fiscal year ending March 31, 2023, on November 4, 2022, August 5, 2022, and May 16, 2022, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $621,809, $626,716, and $616,716 were paid in full on November 28, 2022, August 24, 2022, and June 3, 2022, respectively.

During the fiscal year ended March 31, 2022, on February 4, 2022, November 2, 2021, August 5, 2021, and May 14, 2021, the Board of Directors declared a cash dividend of $0.05 per share of common stock, respectively. The cash dividends of $616,715, $616,716, $566,716, and $566,649 were paid in full on February 22, 2022, November 29, 2021, August 24, 2021, and June 2, 2021, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. The major assumptions used in the Black Scholes model included the followings: the expected term is five years; the risk-free interest rate is 1.8% to 2.8%; and the expected volatility is 50.3% to 52.2%. 137,210 warrants expired for the nine months ended December 31, 2022 and there were 57,200 warrants outstanding as of December 31, 2022 with a weighted average exercise price of $8.75. All of the outstanding warrants were fully vested and exercisable as of December 31, 2022 and March 31, 2022. The remaining warrants will be expired on May 14, 2023.

All stock warrants activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock warrants outstanding at March 31, 2022	194,410	$6.71
Granted	-	-
Exercised	-	-
Expired	(137,210)	5.86
Stock warrants outstanding at December 31, 2022	57,200	$8.75

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. On December 31, 2022, the Company had 447,750 of shares remaining available for future issuance under the Plan.

NOTE 10 – STOCK-BASED COMPENSATION (continued)

On April 9, 2018, the Board of Directors approved the issuance of 989,500 nonqualified stock options under the Plan to 13 executive officers and employees of the Company in accordance with the Plan at an exercise price of $7.00 per share, and a term of five years. The fair value of these options was estimated as of the grant date using the Black-Scholes model with the major assumptions that expected terms are five years; risk-free interest rate is 2.6%; and the expected volatility is 50.3%.

On August 3, 2018, the Board of Directors granted the Company’s then Chief Financial Officer and Head of U.S. Operations a total of 150,000 nonqualified stock options under the Plan in accordance with the Plan at an exercise price of $6.12 per share and a term of 10 years. The fair value of these options was estimated as of the grant date using the Black-Scholes model with the major assumptions that the expected terms are 10 years; risk-free interest rate is 2.95%; and the expected volatility is 50.3%.

On November 27, 2019, the Board of Directors granted the Company’s Chief Financial Officer 50,000 nonqualified stock options under the amended and restated Plan in accordance with the amended and restated Plan at an exercise price of $6.50 per share and a term of 10 years. All these outstanding options became fully vested and exercisable in May 2020. The fair value of the options was estimated as of the grant date using the Black-Scholes model with the major assumptions of the expected term of 10 years; risk-free interest rate of 1.77%; expected volatility of 48.59%; and dividend yield of 3.08%.

All these outstanding options were fully vested and exercisable. As of December 31, 2022, there were 1,136,500 stock options outstanding. The weighted average remaining life of the options is one year.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2022	1,136,500	$6.90
Granted	-	-
Exercised	-	-
Forfeited	-	-
Stock options outstanding at December 31, 2022	1,136,500	$6.90

Restricted Stock Units

On June 24, 2021, the Board of Directors approved the grant of 200,000 RSUs under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. The fair value of these RSUs on June 24, 2021 was $1,266,000, based on the market price of the Company’s common stock as of the date of the grant. On June 30, 2022, all 200,000 RSUs were vested.

Total expenses related to the restricted stock units issued were $nil and $319,101 for the three months ended December 31, 2022 and 2021, respectively. Total expenses related to the restricted stock units issued were $294,822 and $634,914 for the nine months ended December 31, 2022 and 2021, respectively.

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

On July 1, 2020, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a factory lease agreement for office and sample production purposes in Jiangmen, China from Jiangmen V-Apparel Manufacturing Limited for a monthly rent in the amount of CNY 28,300 (approximately $4,400). The lease had a one-year term and could be renewed with a one-month notice. On April 30, 2021, the factory lease agreement between Jiangmen Treasure Success and Jiangmen V-apparel Manufacturing Limited was terminated.

b.	Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $225,000 for the three and nine months ended December 31, 2022 and 2021, respectively.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $225,000 for the three and nine months ended December 31, 2022 and 2021, respectively.

c.	Borrowings from a related party

As of December 31, 2022 and March 31, 2022, the Company had outstanding balances due to Victory Apparel of $nil and $300,166, respectively. These advances are non-interest bearing and due on demand. The outstanding balance as of March 31, 2022 was repaid in the first quarter of fiscal 2023.

NOTE 12 – CREDIT FACILITIES

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of December 31, 2022 and March 31, 2022, the Company had $nil outstanding in import invoice financing under the SCBHK facility. In June 2022, the Company was informed by SCBHK that the facility was canceled due to persistently low usage and zero loan outstanding.

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on London Interbank Offered Rate (“LIBOR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses consolidated statements of comprehensive income. For the three and nine months ended December 31, 2022, the early payment charge was $199,448 and $450,885, respectively. As of December 31, 2022, there was $296,985 in receipts in advance from a customer. The Company recorded the receipts in advance as deferred revenue on the unaudited condensed consolidated balance sheet as of December 31, 2022.

On January 12, 2022, DBS Bank (Hong Kong) Limited (“DBSHK”) offered to provide a banking facility of up to $5.0 million to Treasure Success pursuant to a facility letter dated January 12, 2022. Pursuant to the facility, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and a certain type of import invoice financing up to an aggregate of $5.0 million. The DBSHK facility bears interest at 1.5% per annum over the Hong Kong Interbank Offered Rate for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of December 31, 2022 and March 31, 2022, the Company had $4,406,383 and $nil outstanding under the DBSHK facility, respectively. The DBSHK facility is reviewed annually.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2022 and 2021. As of December 31, 2022, 1,193,700 warrants and stock options were outstanding. For the three and nine months ended December 31, 2022, all warrants and stock options were excluded from the EPS calculation, respectively, as a result would be anti-dilutive. For the three and nine months ended December 31, 2021, 1,043,700 warrants and stock options were excluded from the EPS calculation, respectively, as a result would be anti-diluted.

	Three Months Ended December 31, (Unaudited)		Nine Months Ended December 31, (Unaudited)
	2022	2021	2022	2021
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$890,818	$1,674,797	$4,403,952	$8,050,910

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,412,922	12,290,840	12,414,546	11,654,039
Dilutive securities – unexercised RSUs, warrants and options	-	123,208	52,769	42,184
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,412,922	12,414,048	12,467,315	11,696,223
Basic earnings per share	$0.07	$0.14	$0.35	$0.69
Diluted earnings per share	$0.07	$0.13	$0.35	$0.69

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision-maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended December 31, 2022 and 2021, outerwear accounted for approximately 94.1% and 84.1% of the Company’s total revenue, respectively. For the nine months ended December 31, 2022 and 2021, outerwear accounted for approximately 93.8% and 92.9% of the Company’s total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended December 31, 2022 and 2021, respectively.

	For the Three Months Ended December 31, (Unaudited)
	2022	2021
United States	$33,090,629	$32,963,965
Hong Kong	8,278,436	3,245,461
Jordan	1,642,015	267,910
Others	15,967	337,687
Total	$43,027,047	$36,815,023

The following table summarizes sales by geographic areas for the nine months ended December 31, 2022 and 2021, respectively.

	For the Nine Months Ended December 31, (Unaudited)
	2022	2021
United States	$99,599,089	$106,657,366
Hong Kong	9,020,539	3,251,912
Jordan	4,397,542	568,750
Others	1,272,133	1,936,853
Total	$114,289,303	$112,414,881

68.6% and 30.1% of long-lived assets were located in Jordan and Hong Kong, respectively, as of December 31, 2022.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of December 31, 2022, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

Interim income tax expenses or benefit is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full fiscal year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and nine months ended December 31, 2022 was 26.7% and 26.6%, respectively, and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

NOTE 17 – SUBSEQUENT EVENTS

On February 3, 2023, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on or about February 21, 2023 to stockholders of record as of the close of business on February 14, 2023.

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

Results of Operations

Three months ended December 31, 2022 and 2021

The following table summarizes the results of our operations during the three-month periods ended December 31, 2022 and 2021, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$43,027	100%	$36,815	100%	$6,212	17%
Cost of goods sold	37,230	87%	29,905	81%	7,325	24%
Gross profit	5,797	13%	6,910	19%	(1,113)	(16)%

Selling, general and administrative expenses	4,470	10%	4,185	12%	285	7%
Stock-based compensation expenses	-	-%	319	1%	(319)	-
Other expenses, net	112	-%	80	-%	32	40%
Net income before taxation	$1,215	3%	$2,326	6%	$(1,111)	(48)%
Income tax expenses	324	1%	651	1%	(327)	(50)%
Net income	$891	2%	$1,675	5%	$(784)	(47)%

Revenue. Revenue increased by approximately $6.2 million, or 17%, to $43.0 million, for the three months ended December 31, 2022, from approximately $36.8 million for the same period in fiscal 2022. The increase was mainly due to substantial increases in local sales in Jordan and sales to Hong Kong customers that more than offset slight decreases in our two major U.S. customers.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended December 31, 2022 and 2021.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$18,642	43%	$19,624	53%
New Balance	8,667	20%	9,905	27%
Jiangsu Guotai Huasheng Industrial Co (HK)., Ltd	8,273	19%	3,245	9%
Dynamic Design Enterprise, Inc	4,103	10%	2,013	5%
G-III	1,007	2%	1,422	4%
Others	2,335	6%	606	2%
Total	$43,027	100%	$36,815	100%

(1)	A large portion of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$33,091	77%	$32,964	90%	$127	0%
Hong Kong	8,278	19%	$3,245	9%	5,033	155%
Jordan	1,642	4%	268	0%	1,374	513%
Others	16	0%	338	1%	(322)	(95)%
Total	$43,027	100%	$36,815	100%	$6,212	17%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The slight increase of approximately $0.1 million in sales to the U.S. during the three months ended December 31, 2022, was mainly attributable to the diversification of customer base in the market with expansion in sales to an existing customer and introduction of a new customer.

During the three months ended December 31, 2022, aggregate sales to Hong Kong, Jordan, and other locations, increased by 158% from approximately $3.9 million to $9.9 million from the same period last year as more domestic orders were received to fill up capacity released from lower demands from U.S. customers.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $7.3 million, or 24%, to approximately $37.2 million, for the three months ended December 31, 2022, from approximately $29.9 million for the same period in fiscal 2022. As a percentage of revenue, the cost of goods sold increased by approximately 6% points to 87% for the three months ended December 31, 2022 from 81% for the same period in fiscal 2022. The increase in cost of goods sold as a percentage of revenue was primarily attributable to the higher proportion of non-U.S. orders that typically generate lower margin.

For the three months ended December 31, 2022, we purchased 28%, of our garments from one major supplier. For the three months ended December 31, 2021, we purchased 53% and 22% of our garments and raw materials from two major suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 13% for the three months ended December 31, 2022, which decreased by 6% points from 19% for the same period in fiscal 2022. The decrease in gross profit margin was primarily driven by the lower proportion of export orders to the U.S. that typically generate higher margin.

Operating expenses. Operating expenses maintained to approximately $4.5 million for the three months ended December 31, 2022, as compared for the same period of 2021.

Other expenses, net. Other expenses, net was approximately $112,000 for the three months ended December 31, 2022, as compared to other expenses, net of approximately $80,000 for the same period in fiscal 2022. The increase was primarily due to an increase in interest expenses.

Income tax expenses. Income tax expenses for the three months ended December 31, 2022 were approximately $0.3 million compared to income tax expenses of approximately $0.7 million for the same period in fiscal 2022. The decrease in the effective tax rate mainly resulted from the decrease of net loss in China, offsetting the increase of corporate income tax rate in Jordan from a combined rate of 17% to 19% or 21% since January 1, 2022, and the increase in valuation allowance provided on deferred tax assets related to increased operating losses in our U.S. entities. The effective tax rate was 26.7% for the three months ended December 31, 2022, as compared to 28.0% for the three months ended December 31, 2021.

Net income. Net income for the three months ended December 31, 2022 was approximately $0.9 million compared to net income of approximately $1.7 million for the same period in fiscal 2022. The decrease was mainly attributable to lower sales to two of our major export customers.

Nine months ended December 31, 2022 and 2021

The following table summarizes the results of our operations during the nine-month periods ended December 31, 2022 and 2021, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2022		Nine Months Ended December 31, 2021		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$114,289	100%	$112,415	100%	$1,874	2%
Cost of goods sold	94,952	83%	89,769	80%	5,183	6%
Gross profit	19,337	17%	22,646	20%	(3,309)	(15)%

Selling, general, and administrative expenses	12,797	12%	11,648	10%	1,149	10%
Stock-based compensation expenses	295	0%	635	1%	(340)	(54)%
Other expenses, net	245	0%	193	0%	52	27%
Net income before taxation	$6,000	5%	$10,170	9%	$(4,170)	(41)%
Income tax expenses	1,596	1%	2,119	2%	(523)	(25)%
Net income	$4,404	4%	$8,051	7%	$(3,647)	(45)%

Revenue. Revenue increased by approximately $1.9 million, or 2%, to $114.3 million, for the nine months ended December 31, 2022, from approximately $112.4 million for the same period in fiscal 2022. The increase was mainly due to an increase of total sales to customers in Hong Kong, Jordan and other locations offsetting the decrease in sales to two of our major customers in the U.S.

The following table outlines the dollar amount and percentage of total sales to our customers for the nine months ended December 31, 2022 and 2021, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2022		Nine Months Ended December 31, 2021
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$65,001	57%	$76,308	68%
New Balance	20,145	18%	25,589	23%
Jiangsu Guotai Huasheng Industrial Co (HK)., Ltd	9,002	8%	3,245	3%
Dynamic Design Enterprise, Inc	8,175	7%	2,207	2%
G-III	4,959	4%	2,434	2%
Classic	1,581	1%	-	-%
Soriana	954	1%	1,487	1%
Others	4,472	4%	1,145	1%
Total	$114,289	100%	$112,415	100%

(1)	A large portion of our products are sold under The North Face brand that is owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2022		Nine Months Ended December 31, 2021		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$99,599	87%	$106,657	95%	$(7,058)	(7)%
Hong Kong	9,021	8%	3,252	3%	5,769	177%
Jordan	4,398	4%	569	0%	3,829	673%
Others	1,271	1%	1,937	2%	(666)	(34)%
Total	$114,289	100%	$112,415	100%	$1,874	2%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The decrease of approximately 7% in sales to the U.S. during the nine months ended December 31, 2022 was mainly attributable to the decrease in sales to our two major customers in the U.S. due to higher inflation and general inventory levels.

During the nine months ended December 31, 2022, aggregate sales to Hong Kong, Jordan, and other locations, increased by 155% from approximately $5.8 million to $14.7 million from the same period last year as our factories took up more domestic orders to fill up the production capacity released from lower demands from the U.S.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $5.2 million, or 6%, to approximately $95.0 million for the nine months ended December 31, 2022 from approximately $89.8 million for the same period in fiscal 2022. As a percentage of revenue, the cost of goods sold increased by approximately 3% points to 83% for the nine months ended December 31, 2022 from 80% for the same period in fiscal 2022. The increase in cost of goods sold as a percentage of revenue was primarily attributable to a higher proportion of sales to domestic and non-U.S. customers that typically generate lower margin.

For the nine months ended December 31, 2022, we purchased 13% and 10% of our garments and raw materials from two major suppliers, respectively. For the nine months ended December 31, 2021, we purchased 20% and 10% of our garments and raw materials from two major suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 17% for the nine months ended December 31, 2022, which decreased by 3% points from 20% for the same period in fiscal 2022. The decrease in gross profit margin was primarily driven by a lower proportion of export orders to the U.S. that typically generate higher gross margin.

Operating expenses. Operating expenses increased by approximately 6.6% from approximately $12.3 million for the nine months ended December 31, 2021, to approximately $13.1 million for the nine months ended December 31, 2022. The increase was primarily due to an increase in headcounts from the acquisition of MK Garments, and an increase in expenses in relation to foreign worker travelling expenses for the expansion in total group workforce to 5,600 as of December 31, 2022.

Other expenses net. Other expenses, net was approximately $245,000 for the nine months ended December 31, 2022, as compared to other expenses, net of approximately $193,000 for the same period in fiscal 2022. The increase in other expenses was primarily due to the increase in net interest expenses.

Income tax expenses. Income tax expenses for the nine months ended December 31, 2022 were approximately $1.6 million compared to income tax expenses of approximately $2.1 million for the same period in fiscal 2022. The increase in the effective tax rate mainly resulted from the increase of corporate income tax rate in Jordan from a combined rate of 17% to 19% or 21% since January 1, 2022, and the increase in valuation allowance provided on deferred tax assets related to increased operating losses in our U.S. entities. The effective tax rate was up to 26.6% for the nine months ended December 31, 2022, compared to 20.8% for the nine months ended December 31, 2021.

Net income. Net income for the nine months ended December 31, 2022 was approximately $4.4 million compared to net income of approximately $8.1 million for the same period in fiscal 2022. The decrease was mainly attributable to lower sales to two of our major export customers.

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

As of December 31, 2022, we had cash of approximately $24.6 million and restricted cash of approximately $1.6 million compared to cash of approximately $25.2 million and restricted cash of approximately $1.4 million as of March 31, 2022. The slight decrease in total cash was mainly a result of the payments of dividends and investment in capital expenditures in this period.

Our current assets as of December 31, 2022 were approximately $66.0 million and our current liabilities were approximately $18.9 million, which resulted in a ratio of approximately 3.5 to 1. As of March 31, 2022, our current assets were approximately $69.9 million and our current liabilities were $14.1 million, resulting in a ratio of 4.9 to 1.

The primary drivers in the decrease in current assets were the decrease in accounts receivables, inventory, cash for capital investments and dividend payments in this period.

The primary driver in the increase in current liabilities was an increase in outstanding under credit facilities financing the purchases of raw materials for our orders.

Total equity as of December 31, 2022 was approximately $71.1 million compared to $69.3 million as of March 31, 2022.

We had net working capital of $47.1 million and $55.7 million as of December 31, 2022 and March 31, 2022, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date of this Quarterly Report is released.

Since May and October 2021, we have participated in supply chain financing programs of two of our major customers, respectively. The programs allow us to receive early payments for approved sales invoices submitted by us through the bank the customer cooperates with. For any early payments received, we are subject to an early payment charge imposed by the customer’s bank, for which the rate is LIBOR plus a spread. The arrangement allows us to have better liquidity without the need to incur administrative charges and handling fees as in bank financing.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

DBSHK Facility Letter

Pursuant to the DBSHK facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success. Pursuant to the agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of December 31, 2022 and March 31, 2022, we had approximately $4.4 million and $nil outstanding under this DBSHK facility, respectively.

Nine months ended December 31, 2022 and 2021

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine months ended December 31,
	2022	2021
Net cash provided by operating activities	$9,858	$14,574
Net cash used in investing activities	(11,372)	(7,062)
Net cash provided by financing activities	1,469	3,907
Effect of exchange rate changes on cash	(296)	122
Net (decrease) increase in cash and restricted cash	(341)	11,541
Cash and restricted cash, beginning of period	26,583	22,861
Cash and restricted cash, end of period	$26,242	$34,402

Operating Activities

Net cash provided by operating activities decreased by $4.7 million to $9.9 million for the nine months ended December 31, 2022, compared with $14.6 million for the nine months ended December 31, 2021. It was primarily due to lower net income of $3.6 million, less reduction in inventory of $2.0 million, an increase in advance to suppliers of $5.9 million, partially offset by more reduction in receivables of $1.8 million, and more increases in payables and accruals of $4.9 million.

Investing Activities

Net cash used in investing activities was approximately $11.4 million for the nine months ended December 31, 2022, compared to approximately $7.1 million in the same period in fiscal 2022. The net cash used in investing activities in the nine months ended December 31, 2022 was mainly used in investment in property, plant, and machinery including the ongoing construction of a dormitory and factory expansion, and considerations paid to acquire Ever Winland and Kawkab Venus.

Financing Activities

Net cash provided by financing activities was approximately $1.5 million for the nine months ended December 31, 2022, including dividend payments of approximately $1.9 million, payments for share repurchase of approximately $0.8 million, and settlement to a related party of approximately $0.3 million, offsetting by net proceeds from short-term loans of approximately $4.4 million. There was a net cash inflow of approximately $3.9 million in the same period in fiscal 2022, resulting from dividend payments and repayment of short-term loans that were offset by a net proceed of $6.3 million from an issuance of common stock.

Statutory Reserves

In accordance with the corporate law in Jordan, our subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as a statutory surplus reserve until such reserve is equal to 50% of its registered capital, in accordance with corporate laws in China. These reserves are not available for dividend distribution. The statutory reserve was approximately $0.4 million and approximately $0.3 million as of December 31, 2022 and 2021, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2022 and 2021.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of December 31,
	2022	2021
Statutory Reserves	$379	$346
Total Restricted Net Assets	$379	$346
Consolidated Net Assets	$71,070	$70,020
Restricted Net Assets as Percentage of Consolidated Net Assets	0.53%	0.49%

Total restricted net assets accounted for approximately 0.53% of our consolidated net assets as of December 31, 2022. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $11.3 million and approximately $5.0 million for the nine months ended December 31, 2022 and 2021, for plant and machinery, the construction of a dormitory and factory expansion, and the acquisitions of Ever Winland and Kawkab Venus, respectively. For the nine months ended December 31, 2022, payments for additional plant and machinery, construction of a dormitory and factory expansion, the acquisition of Kawkab Venus, and the acquisition of Ever Winland amounted to approximately $0.5 million, $3.4 million, $2.7 million, and $5.1 million, respectively. For the nine months ended December 31, 2021, payments for additional plant and machinery, and payments to additional properties and leasehold improvements amounted to approximately $1.9 million and $2.3 million, respectively.

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately three acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employees with aggregate purchase price JOD 863,800 (approximately $1,218,303). Management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. We are conducting engineering design and study on this project and we plan to begin construction after a thorough and complete assessment of the impact of the current inflation on customer demands.

On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with aggregate purchase price JOD 313,501 (approximately $442,162). We expect to spend approximately $8.2 million in capital expenditures to build the dormitory. Due to the ongoing COVID-19 pandemic, management decided to put on hold the construction project in fiscal 2021 to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the outbreak. The preparation work resumed in early 2021 and construction work commenced in April 2021. As of December 31, 2022, we have spent approximately $4.5 million on construction. The dormitory is expected to be completed and ready for use in fiscal 2024.

On July 14, 2021, we, through our wholly owned subsidiary Jerash Garments, entered into a Sale and Purchase Contract (the “Kawkab Agreement”) with Kawkab Venus Dowalyah Lisenaet Albesah (the “Kawkab Seller”). Pursuant to the Kawkab Agreement, the Kawkab Seller agreed to sell, and Jerash Garments agreed to purchase, 100% of the ownership interests in Kawkab Venus for a consideration of $2.7 million. Kawkab Venus holds land with factory premises only, which are leased to MK Garments. Kawkab Venus had no other significant assets or liabilities and no operation activities or employees at the time of acquisition. We completed this acquisition in August 2022.

In January 2022, we commenced a construction project of an expansion of our own premises in Al Tajamouat Industrial City, Jordan. Through December 31, 2022, we had paid approximately JOD 728,000 (approximately $1,027,000) and the entire balance was recorded as construction in progress. The estimated construction cost is approximately JOD 870,000 (approximately $1.2 million). We expect the project to be completed and ready to use in fiscal 2023.

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

We project that there will be an aggregate of approximately $14 million and $3 million of capital expenditures in the fiscal years ending March 31, 2023 and 2024, respectively, for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of December 31, 2022, concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-1	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 13, 2023	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)