Form 10-K
period 2023-03-31
Jerash Holdings (US), Inc.
filed 2023-06-28
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the September 30, 2022 closing price reported by Nasdaq, was approximately $31,203,742.

The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding on June 27, 2023 was 12,294,840.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

We are a manufacturer for many well-known brands and retailers, such as VF Corporation (which owns brands such as The North Face, Timberland, and Vans), New Balance, G-III (which licenses brands such as Calvin Klein, Tommy Hilfiger, DKNY, and Guess), American Eagle, and Skechers. Our production facilities comprise six factories and five warehouses and we currently employ approximately 5,000 people. The total annual capacity at our facilities was approximately 14 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets, and excluding PPE) as of March 31, 2023.

Organizational Structure

Jerash Holdings is a holding company incorporated in Delaware in January 2016. As of the date of this annual report, Jerash Holdings has the following wholly owned subsidiaries: (i) Jerash Garments and Fashions Manufacturing Co., Ltd. (“Jerash Garments”), an entity formed under the laws of Jordan, (ii) Treasure Success International Limited (“Treasure Success”), an entity formed under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong” or “HK”), (iii) Chinese Garments and Fashions Manufacturing Co., Ltd. (“Chinese Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (iv) Jerash for Industrial Embroidery Co., Ltd. (“Jerash Embroidery”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (v) Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (vi) Mustafa and Kamal Ashraf Trading Company (Jordan) for the Manufacture of Ready-Make Clothes LLC (“MK Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments; (vii) Jiangmen Treasure Success Business Consultancy Co., Ltd. (“Jiangmen Treasure Success”), an entity incorporated under the laws of the People’s Republic of China (“China” or the “PRC”) and a wholly owned subsidiary of Treasure Success, (viii) Jerash The First Medical Supplies Manufacturing Company Limited (“Jerash The First”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (ix) Jerash Supplies, LLC (“Jerash Supplies”), an entity formed under the laws of the State of Delaware, (x) Kawkab Venus Dowalyah Lisenaet Albesah (“Kawkab Venus”), a limited liability company established in Amman, Jordan, and (xi) Ever Winland Limited (“Ever Winland”), a limited liability company organized in Hong Kong. As of the date of this annual report, Treasure Success owns 51% of the equity interests in J&B International Limited (“J&B”), a company with limited liability incorporated under the laws of Hong Kong. P. T. Eratex (Hong Kong) Limited (“Eratex”), a company formed in Hong Kong, owns the remaining 49%.

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

Chinese Garments was established in Jordan on June 13, 2013 and operates out of our factory in Al Tajamouat Industrial City. Chinese Garments’ principal activities are to house administration, human resources, finance, and management offices and to operate additional production lines and sewing, ironing, and packing units, as well as house our trims warehouse.

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

Treasure Success was established in Hong Kong on July 5, 2016 and operates in Hong Kong. Treasure Success’s primary activities are sales of garments and to employ sales and merchandising staff and supporting personnel in Hong Kong to support the business of Jerash Garments and its subsidiaries.

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

Kawkab Venus was established in Amman, Jordan, on January 15, 2015 with a declared capital of JOD 50,000. It holds land with factory premises, which are leased to MK Garments. On July 14, 2021, Jerash Garments and the sole shareholder of Kawkab Venus entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of Kawkab Venus. Apart from the land and factory premises, Kawkab Venus had no other significant assets or liabilities and no operation activities or employees at the time of acquisition, so the acquisition was accounted for an asset acquisition. As of August 21, 2022, Kawkab Venus became a subsidiary of Jerash Garments.

Ever Winland was organized in Hong Kong on December 3, 2020. It holds office premises, which are leased to Treasure Success. On June 22, 2022, Treasure Success and the shareholders of Ever Winland entered into an agreement, pursuant to which Treasure Success acquired all of the outstanding stock of Ever Winland. Apart from the office premises used by Treasure Success, Ever Winland had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of August 29, 2022, Ever Winland became a subsidiary of Treasure Success.

J&B is a joint venture company established in Hong Kong on January 10, 2023. On March 20, 2023, Treasure Success and Eratex entered into a Joint Venture and Shareholders’ Agreement, pursuant to which Treasure Success acquired 51% of the equity interests in J&B on April 11, 2023. J&B engages in the business of garment trading and manufacturing for orders from customers.

Products

As a garment manufacturing group, we specialize in manufacturing sportswear and outerwear. Our sportswear and outerwear product offering consists of jackets, polo shirts, t-shirts, pants, and shorts. Our primary product offering in the fiscal year ended March 31, 2023 was shorts, pants, and vests, which accounted for approximately 49% of our total shipped pieces. In the fiscal year ended March 31, 2022, our primary product offering was jackets, which accounted for approximately 35% of our total shipped pieces.

In response to high demand for PPE due to the COVID-19 pandemic, we started manufacturing PPE in 2020. Our PPE product offering consists of branded (washable) and disposable face masks, medical scrubs, protective coveralls, and surgical gowns. In order to advance our PPE market development efforts, we incorporated a new entity, Jerash The First, which received temporary permission from Jordan’s Food and Drug Administration to manufacture and export non-surgical PPE. Our production facility for PPE needs to meet certain structural requirements before we can receive a permanent permission and we are still planning the production facility. In September 2020, we successfully registered as a medical device manufacturing facility with the U.S. Food and Drug Administration for the sale and export of our PPE products to the United States. We also received an ISO 13485 designation covering the manufacturing, packing, and selling of medical supplies. The sale and export of PPE products did not contribute to our total revenue in the fiscal year ended March 31, 2023.

Manufacturing and Production

Our production facilities are located in Al Tajamouat Industrial City and in Al-Hasa County in the Tafilah Governorate of Jordan.

Our production facilities in Al Tajamouat Industrial City comprise five factories and five warehouses. Effective as of January 1, 2019, the government of the Hashemite Kingdom of Jordan converted Al Tajamouat Industrial City into a Development Zone. Following this change, we continued to operate under benefits similar to the Qualifying Industrial Zone designation, but were subject to a 10% corporate income tax plus a 1% social contribution. Starting from January 1, 2020, the corporate income tax rate increased to 14% plus a 1% social contribution. On January 1, 2021, the corporate income tax rate increased to 16% plus a 1% social contribution. On January 1, 2022, the corporate income tax rate increased to 18% or 20% plus a 1% social contribution. Effective January 1, 2023, we have been subject to a 19% or 20% corporate income tax rate plus a 1% social contribution. Currently, the first factory, which we own, employs approximately 1,400 people. Its primary functions are to house our management offices, as well as production lines, trims warehouse, and printing, sewing, ironing, and packaging units. The second factory, which we lease, employs approximately 1,400 people. Its primary function is to house our administrative and human resources personnel, merchandising and accounting departments, embroidery, printing, additional production lines, trims and finished products warehouses, and sewing, ironing, packing and quality control units. The third factory, which we lease, employs approximately 200 people. Its primary functions are to perform the cutting for our products. The fourth factory (under Paramount), which we lease, currently employs approximately 1,100 people. Its primary functions are to house additional production lines. The fifth factory (under MK Garments) currently employs approximately 600 people. Its primary function is to manufacture garments for orders from customers.

Our production facility in Al-Hasa County in the Tafilah Governorate of Jordan comprises a factory, which currently employs approximately 300 people and its primary functions are to manufacture garment products per customer orders. We commenced the construction of this factory in 2018 and we started operations in November 2019. This is a joint project with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. According to our agreement with these government agencies, we used this factory without paying rent through December 2022. We have continued to use the factory without paying rent since January 2023 as new arrangements with the Jordanian Ministry of Labor are still being made. See “Item 2. Properties” below for more information regarding this factory.

In 2015, we commenced a project to build a 4,800 square-foot workshop in the Tafilah Governorate of Jordan, which was originally intended to be used as a sewing workshop for Jerash Garments. Construction was temporarily suspended in March 2020 due to the COVID-19 pandemic and was subsequently completed and ready for use as of September 30, 2021 and the building is now used as a dormitory to house management and supervisory staff who work at the factory in Al-Hasa County.

In April 2021, we commenced a construction on a 189,000 square-foot housing facility for our multi-national workforce, situated on a 49,000 square-foot site owned by us, in Al Tajamouat Industrial City. We anticipate the completion and occupancy of the new building for August 2023. To meet increasing demand, we are also completing plans to construct an additional project on a nearby separate 133,000 square-foot parcel that we purchased in 2019 for $1.2 million, with 2/3 of the land allocated for our seventh factory and 1/3 for housing. We have resumed our work with engineering consultants on the architectural design of the building with the consideration of business growth potential bought about by the new business collaboration with Busana Apparel Group.

Total annual capacity at our existing facilities was approximately 14 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets, and excluding PPE) as of March 31, 2023. Our production flow begins in the cutting department of our factory. Then the product is sent to the embroidery department for embroidery if applicable. From there, the product moves to be processed by the sewing unit, finishing department, quality control, and finally the ironing and packing units.

We do not have long-term supply contracts or arrangements with our suppliers. Most of our ultimate suppliers for raw materials, such as fabric, zippers, and labels, are designated by customers and we purchase such materials on a purchase order basis.

Employees

As of March 31, 2023, we had an aggregate of approximately 5,500 employees located in Jordan, Hong Kong, the People’s Republic of China, and the United States of America, all of which are full-time employees.

Customers

The following table outlines the dollar amount and percentage of total sales to our customers for the fiscal years ended March 31, 2023 (“fiscal 2023”) and March 31, 2022 (“fiscal 2022”).

	Fiscal 2023		Fiscal 2022
	Sales		Sales
	(USD, in thousands)%		(USD, in thousands)%

VF Corporation(1)	$82,661	59.9%	$96,450	67.3%
New Balance	24,124	17.5%	34,506	24.1%
Jiangsu Guotai Huasheng Industrial Co (HK)., Ltd	9,454	6.8%	3,245	2.3%
Dynamic	8,175	5.9%	2,235	1.6%
G-III	5,589	4.0%	2,758	1.9%
Classic	1,596	1.2%	-	0%
Soriana	954	0.7%	1,487	1.0%
Others	5,510	4.0%	2,674	1.8%
Total	$138,063	100.0%	$143,355	100.0%

(1)	Most of our products are sold under The North Face and Timberland brands owned by VF Corporation.

In fiscal 2023 and fiscal 2022, we depended on a few key customers for our sales, and most of our sales in fiscal 2023 and 2022 were to one customer, VF Corporation.

We started producing garments for VF Corporation in 2012. Most of the products we manufacture are sold under The North Face and Timberland brands which are owned by VF Corporation. Currently, we manufacture primarily outerwear for The North Face. Approximately 60% and 67% of our sales in fiscal 2023 and 2022 were derived from the sale of manufactured products to VF Corporation, respectively. We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes that we and our customers have agreed upon for their purchase of the relevant manufactured garments. It is through the sample development and approval processes that we and VF Corporation and our other customers agree on the purchase and manufacture of the garments. For fiscal 2023, VF Corporation issued approximately 10,500 purchase orders to us in amounts ranging from approximately $6 to $372,000. For fiscal 2022, VF Corporate issued approximately 9,500 purchase orders to us in amounts ranging from approximately $5 to $684,000.

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

Income Tax Incentives

Effective January 1, 2019, Jordan’s government converted the geographical area where Jerash Garments and its subsidiaries are located from a Free Zone to a Development Zone. Development Zones are industrial parks that house manufacturing operations in Jordan. In accordance with applicable law, Jerash Garments and its subsidiaries began paying corporate income tax in Jordan at a rate of 10% plus 1% social contribution. Starting from January 1, 2020, the corporate income tax rate in Jordan increased to 14% plus 1% social contribution. Effective January 1, 2021, this rate increased to 16% plus 1% social contribution. On January 1, 2022, this rate further increased to 18% or 20% plus 1% social contribution. On January 1, 2023, this rate further increased to 19% or 20% plus a 1% social contribution. For more information, see “Note 2—Summary of Significant Accounting Policies—Income and Sales Taxes.”

In addition, Jerash Garments and its subsidiaries are subject to local sales tax of 16%. However, Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption was extended to February 5, 2024.

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

Our sales to VF Corporation (which owns brands such as The North Face, Timberland, and Vans), directly and indirectly, accounted for approximately 60% and 67% of our total sales in fiscal 2023 and fiscal 2022, respectively. From an accounting perspective, we are considered the principal in our arrangement with VF Corporation. We bear the inventory risk before the specified goods are transferred to a customer, and we have the right to determine the price and to change our product during the sample development process with customers in which we determine factors including material usage and manufacturing costs before confirming orders. Therefore, we present the sales and related manufacturing activities on a gross basis.

We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes. It is through these sample development and approval processes that we and VF Corporation agree on the purchase and manufacture of the garments in question. From April 1, 2021 to March 31, 2022, VF Corporation issued approximately 9,500 purchase orders to us in amounts ranging from approximately $5 to $684,000. From April 1, 2022 to March 31, 2023, VF Corporation issued approximately 10,500 purchase orders to us in amounts ranging from approximately $6 to $372,000.

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

Any adverse change in our relationship with VF Corporation and its The North Face and Timberland brands, or with their strategies or reputation, would have a material adverse effect on our results of operations.

Most of our products are sold under The North Face and Timberland brands, which are owned by VF Corporation. Any adverse change in our relationship with VF Corporation would have a material adverse effect on our results of operations. In addition, our sales of those products could be materially and adversely affected if the image, reputation, or popularity of either VF Corporation, The North Face, or Timberland were to be negatively impacted.

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

Owing to the national shutdown in Jordan between March 18 and March 31, 2020, the shipment of approximately $1.6 million of our orders which were scheduled to be shipped by March 31, 2020, the end of fiscal 2020, was postponed. We shipped these orders in the first quarter of fiscal 2021. There was also loss of productivity in the shutdown period which negatively impacted our first quarter and full year profitability in fiscal 2021. In fiscal 2022, our production facilities resumed full operation with additional medical and hygienic measures in place. The COVID-19 pandemic did not materially adversely affect our business operations and condition and operating results for fiscal 2023. The Company currently expects that its operation results for the fiscal year ending March 31, 2024 would not be significantly impacted by the COVID-19 pandemic. However, there is still significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. and international economies. Given the dynamic nature of these circumstances, should there be resurgence of COVID-19 cases globally and should the U.S. government or the Jordan government implement new restrictions to contain the spread, the Company’s business would be negatively impacted.

We may require additional financing to fund our operations and capital expenditures.

As of March 31, 2023, we had cash and cash equivalents of approximately $17.8 million and restricted cash of approximately $1.6 million. There can be no assurance that our available cash, together with resources from our operations, will be sufficient to fund our operations and capital expenditures. In addition, our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

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

We have engaged, and may in the future engage, in transactions with affiliates and other related parties. These transactions may not have been, and may not be, on terms as favorable to us as they could have been if obtained from non-affiliated persons. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms as favorable as would be charged by others, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties. Through his wholly owned entity Merlotte Enterprise Limited, Mr. Choi, our chairman, chief executive officer, president, treasurer, and a significant stockholder, has an indirect ownership interest in Jiangmen V-Apparel Manufacturing Limited, with which we have entered into, or in the future may enter into, agreements or arrangements. See also “Note 11—Related Party Transactions.” If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.

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

We are required to comply with the laws, regulations, requirements, and certain corporate governance provisions under the Exchange Act and the Sarbanes-Oxley Act. Complying with these statutes, regulations, and requirements occupies a significant amount of time of our board of directors and management, significantly increases our costs and expenses, and makes some activities more time-consuming and costly. As a reporting company, we are:

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

During the course of the audit of our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting. If we are unable to effectively implement and maintain our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected, and investor confidence and the market price of our common stock may be adversely impacted.

We have been required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act beginning with the annual report on Form 10-K for the fiscal year ended March 31, 2019. The process of designing and implementing internal controls over financial reporting may divert our internal resources and take a significant amount of time and expense to complete.

In connection with the preparation and external audit of our consolidated financial statements for the fiscal year ended March 31, 2023, we identified certain material weaknesses in our internal control over financial reporting and have formulated plans for remedial measures. See “Item 9A. Controls and Procedures.” Measures that we implement may not fully address the material weaknesses in our internal control over financial reporting and we may not be able to conclude that the material weaknesses have been fully remedied.

Failure to correct the material weaknesses and other control deficiencies or failure to discover and address any other control deficiencies could result in inaccuracies in our consolidated financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations, and prospects, as well as the trading price of our common stock, may be materially and adversely affected. Due to the material weaknesses in our internal control over financial reporting as described above, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023. This could adversely affect the market price of our common stock due to a loss of investor confidence in the reliability of our reporting processes.

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

The military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union, and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. In addition, in managing an organization operating globally, we are subject to the risks and challenges related to the potential to subject our business to materially adverse consequences should the situation escalate beyond its current scope, including, among other potential impacts, the geographic proximity of the situation relative to the Middle East, where a material portion of our business is conducted.

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

Inflation has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. In addition, poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for sportswear and outerwear, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of the inflation as well as a potential recession, our business, financial condition, and results of operations could be adversely affected.

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

Treasure Success leased its office space in Hong Kong from Ever Winland pursuant to a tenancy agreement dated February 26, 2021. The tenancy agreement had a term from February 26, 2021 to February 25, 2023, with a rent in the amount of HK$119,540 (approximately $15,326) per month. On August 29, 2022, Ever Winland became a subsidiary of Treasure Success. See “—Item 1. Business—Organizational Structure.”

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

In 2018, we commenced another project to build a 54,000 square-foot factory in Al-Hasa County in the Tafilah Governorate of Jordan, which started operation in November 2019. This project is a joint project with the Jordanian Ministry of Labor and the Employment and Training Department in Jordan. Pursuant to the agreement between these parties and us, we guaranteed up to JOD112,500 (approximately $159,000) for this project and agreed to employ at least 500 workers for the first 12 months following the completion of the project, which requirement we have complied with. The Ministry of Labor financed the building of the factory and the Employment and Training Department supported 50% of the workers’ salaries, as well as transportation and social security costs in the first 12 months following the completion of the project. We used the factory without paying rent through December 2022. We have continued to use the factory without paying rent since January 2023 as new arrangements with the Jordanian Ministry of Labor are still being made.

In April 2021, we commenced construction on a 189,000 square-foot housing facility for our multi-national workforce, situated on a 49,000 square-foot site owned by us, located in Al Tajamouat Industrial City. We anticipate the completion of the construction and the subsequent occupancy of the new building by August 2023. To meet increasing demand, we were also finalizing plans to construct an additional project on a nearby separate 133,000 square-foot parcel that we purchased in 2019 for $1.2 million, with 2/3 of the land allocated for the establishment of our seventh factory and 1/3 for housing purposes. We have resumed to work with engineering consultants to proceed with the architectural design of these buildings.

On July 1, 2020, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a factory lease agreement, which was a replacement of a previous lease agreement dated August 31, 2019. The new lease has a one-year term with monthly rent amount of CNY28,300 (approximately $4,100) for additional office space and sample production purposes. On April 30, 2021, the factory lease agreement between Jiangmen Treasure Success and Jiangmen V-apparel Manufacturing Limited was terminated.

On January 1, 2021, Jiangmen Treasure Success entered a factory lease agreement with an independent third party. The lease has a five-year term with monthly rent amount of CNY50,245 (approximately $7,300) for the first year, CNY60,270 (approximately $8,800) for the second year, and 5% further annual increments starting from the third year.

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

On July 14, 2021, Jerash Garments and the sole shareholder of Kawkab Venus entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of Kawkab Venus. Apart from the land and factory premises, Kawkab Venus had no other significant assets or liabilities and no operation activities or employees at the time of acquisition, so the acquisition was accounted for an asset acquisition. As of August 21, 2022, Kawkab Venus became a subsidiary of Jerash Garments.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded and quoted on the Nasdaq Capital Market under the symbol “JRSH” since May 4, 2018. Before that, our stock was not traded on any stock exchange. As of June 27, 2023, there were 12,294,840 shares of common stock issued and outstanding held by approximately 41 stockholders of record.

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

On June 13, 2022, the Board of Directors of Jerash Holdings authorized a share repurchase program, under which the Company may repurchase up to $3.0 million of its outstanding shares of common stock. The share repurchase program expired on March 31, 2023.

Total share repurchases under the share repurchase program for the three months ended March 31, 2023 are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares still available to be purchased under the program (in millions)
01/01/2023 - 01/31/2023	-	-	156,593	2.2
02/01/2023 - 02/28/2023	29,270	4.74	185,863	2.1
03/01/2023 - 03/31/2023	53,615	4.82	239,478	0
Total	82,885	4.79	239,478	0

During the fiscal years ended March 31, 2023 and 2022, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2023 and 2022 and current reports on Form 8-K.

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

Results of Operations

The following table presents certain information from our statements of income and comprehensive income for fiscal 2023 and 2022 and should be read, along with all of the information in this management’s discussion and analysis, in conjunction with the consolidated financial statements and related notes included elsewhere in this filing.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended March 31,
	2023		2022
		As % of		As % of	Year over Year
Statement of Income Data:	Amount	Sales	Amount	Sales	Amount	%
Revenue	$138,063	100%	$143,355	100%	$(5,292)	(4)%
Cost of goods sold	116,273	84%	116,023	81%	250	-%
Gross profit	21,790	16%	27,332	19%	(5,542)	(20)%
Selling, general, and administrative expenses	17,375	13%	16,843	12%	532	3%
Other expenses, net	(331)	0%	(45)	0%	(286)	636%
Net income before taxation	$4,084	3%	$10,444	7%	$(6,360)	(61)%
Income tax expense	1,664	1%	2,524	2%	(860)	(34)%
Net income	$2,420	2%	$7,920	5%	$(5,500)	(69)%

Revenue. Revenue decreased by approximately $5.3 million, or 4%, to approximately $138.1 million in fiscal 2023 from approximately $143.4 million in fiscal 2022. This slight decrease was mainly due to a decline in export sales to two major U.S. customers. Despite receiving orders from new customers and observing an increase in shipments to other existing customers, these efforts were not enough to offset the shortfall in sales.

The following table outlines the dollar amount and percentage of total sales to our customers for the fiscal years ended March 31, 2023 and 2022, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Year Ended March 31, 2023		Fiscal Year Ended March 31, 2022
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$82,661	59.9%	$96,450	67.3%
New Balance	24,124	17.5%	34,506	24.1%
Jiangsu Guotai Huasheng Industrial Co (HK)., Ltd	9,454	6.8%	3,245	2.3%
Dynamic Design Enterprise, Inc	8,175	5.9%	2,235	1.6%
G-III	5,589	4.0%	2,758	1.9%
Classic	1,596	1.2%	-	0%
Soriana	954	0.7%	1,487	1.0%
Others	5,510	4.0%	2,674	1.8%

Total	$138,063	100.0%	$143,355	100.0%

(1)	A large portion of our products are sold under The North Face and Timberland brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended March 31,
	2023		2022		Year over Year
Region	Amount	%	Amount	%	Amount	%
United States	$122,318	89%	$136,068	95%	$(13,750)	(10)%
Hong Kong	9,474	7%	3,280	2%	6,194	189%
Jordan	4,892	3%	1,950	1%	2,942	151%
Others	1,379	1%	2,057	2%	(678)	(33)%
Total	$138,063	100%	$143,355	100%	$(5,292)	(4)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The decrease of approximately 10% in sales to the U.S. during fiscal year ended March 31, 2023 was mainly attributable to the decrease in the export sales to two major customers in the U.S. due to challenges related to inflation, which impacted customer demand for new orders.

During the fiscal year ended March 31, 2023, aggregate sales to Jordan, Hong Kong, and other locations, such as mainland China, increased significantly by 116% from approximately $7.3 million to $15.7 million. This surge in sales can be attributed to receiving more orders from these regions to fill up the production capacity released from the decrease in shipments to the aforementioned two major customers in the U.S.

Cost of goods sold. Our cost of goods sold experienced a slight increase of approximately $0.3 million to approximately $116.3 million in fiscal 2023 from approximately $116.0 million in fiscal 2022, despite the decrease in sales. As a percentage of revenue, the cost of goods sold increased by approximately 3 percentage points to 84% in fiscal 2023 from 81% in fiscal 2022. The increase in the cost of goods sold as a percentage of revenue was primarily attributable to a lower proportion of export orders to our two major customers in the U.S., which typically generated higher profit margin for the company.

For the fiscal year ended March 31, 2023, we purchased approximately 11% of our garments from one major supplier. For the fiscal year ended March 31, 2022, we purchased approximately 20% and 11% of our garments and raw materials from two major suppliers, respectively.

Gross profit margin. Our gross profit margin was approximately 16% in fiscal 2023, representing a decrease by approximately 3 percentage points from 19% in fiscal 2022. The decrease in gross profit margin was primarily influenced by a lower proportion of export orders from our two major customers in the U.S., which typically generated higher profit margin.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased by approximately 3% from approximately $16.8 million in fiscal 2022 to approximately $17.4 million in fiscal 2023. The increase was mainly attributable to (i) the acquisition of MK Garments, resulting in higher headcounts, and (ii) increased travelling costs for migrant workers.

Other expenses, net. Other expenses, net were approximately $0.3 million in fiscal 2023 and other expenses, net was approximately $45,000 in fiscal 2022. The increase in other expenses was primarily due to the increase in net interest expenses.

Taxation. Income tax expenses for the fiscal 2023 were approximately $1.7 million, compared to income tax expenses of approximately $2.5 million for fiscal 2022. The effective tax rate for fiscal 2023 increased to 40.7%, compared to 24.2% for fiscal 2022. The increase in the effective tax rate mainly resulted from lower operating profit in Jordanian companies, operating loss in Jerash Holdings during the fiscal year, increases in the foreign statutory tax rates, and prior year adjustments. In addition, the higher corporate income tax rate in Jordan, which increased from a combined rate of 17% to 20% or 21% since January 1, 2023.

Net income. Net income for fiscal 2023 decreased by 69.4% to approximately $2.4 million, compared to approximately $7.9 million for fiscal 2022. The decrease in net income was mainly attributable to lower sales to two of our major export customers.

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

As of March 31, 2023, our cash balance was approximately $17.8 million and restricted cash was approximately $1.6 million, compared to cash of approximately $25.2 million and restricted cash of approximately $1.4 million as of March 31, 2022. The decrease in total cash was primarily due to (i) the acquisition of Ever Winland and Kawkab Venus for approximately $5.1 million and $2.2 million, respectively (ii) investment in the construction of a new dormitory building and extension of one of our major factory buildings, and purchases of property, plant, and machinery, which amounted to a total of approximately $5.8 million, (iii) dividends distribution of $2.5 million, and (iv) a share repurchase program totaling $1.2 million.

Our current assets as of March 31, 2023 were approximately $57.3 million, and our current liabilities were approximately $14.4 million, which resulted in a current ratio of approximately 4.0:1. Our current assets as of March 31, 2022 were approximately $69.9 million, and our current liabilities were approximately $14.1 million, which resulted in a current ratio of approximately 4.9:1. The decrease in current assets were primarily due to (i) reduced accounts receivable resulting from the adoption of supply chain financing programs for two of our major customers, which shortened the payment lead time from 90 days to around 10 days, and (ii) decreased cash due to the investment in the construction of a new dormitory building, the extension in one of our major factory buildings, and the acquisition in Ever Winland and Kawkab Venus. The primary driver in the increase in current liabilities was the increased accounts payable due to the increase in inventory levels with credit terms from suppliers.

We had net working capital of $42.8 million and $55.7 million as of March 31, 2023 and 2022, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date of this Annually Report.

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

Credit Facilities

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success. Pursuant to the agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million, subject to certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of March 31, 2023 and 2022, we had $nil outstanding under this DBSHK facility.

Capital Bank of Jordan Credit Facility

Jerash Garments recently received documents from Capital Bank of Jordan for a credit facility of $10 million. Our board of directors has reviewed the documents and approved to enter into the credit facility on June 1, 2023. Execution is still in process and the credit facility is not effective as of the date of this annual report. Details of the credit facility will be provided after execution is complete and the facility is effective.

Fiscal Years ended March 31, 2023 and 2022

The following table sets forth a summary of our cash flows for the fiscal years ended March 31, 2023 and 2022.

(All amounts in thousands of U.S. dollars)

	For the fiscal years ended March 31,
	2023	2022
Net cash provided by operating activities	$10,807	$8,963
Net cash used in investing activities	(13,775)	(8,673)
Net cash (used in) provided by financing activities	(3,953)	3,289
Effect of exchange rate changes on cash	(250)	144
Net (decrease) increase in cash and restricted cash	(7,171)	3,723
Cash and restricted cash, beginning of year	26,583	22,860
Cash and restricted cash, end of year	$19,412	$26,583
Supplemental disclosure information
Cash paid for interest	$768	$211
Income tax paid	$1,748	$1,762
Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$237	$322
Acquisition of Kawkab Venus by utilizing long-term deposit	$500	$-
Right of use assets obtained in exchange for operating lease obligations	$191	$1,022

Operating Activities

Net cash provided by operating activities was approximately $10.8 million in fiscal 2023, compared to net cash provided by operating activities of approximately $9.0 million in fiscal 2022. The increase in net cash provided by operating activities was primarily attributable to the following factors:

●	an increase in inventory of $4.4 million during fiscal 2023, compared to an increase of $3.2 million during fiscal 2022;

●	a decrease in accounts receivable of $8.8 million during fiscal 2023, compared to a decrease of $0.8 million in fiscal 2022;

●	a decrease in prepaid expenses and other current assets of $0.3 million, compared to an increase of $0.9 million in fiscal 2022;

●	an increase in advance to suppliers of $0.2 million, compared to a decrease of $1.7 million in fiscal 2022;

●	an increase in accounts payable of $0.9 million during fiscal 2023, compared to a decrease of $3.1 million in fiscal 2022; and

●	a decrease of net income to $2.4 million during fiscal 2023 from a net income of $7.9 million in fiscal 2022.

Investing Activities

Net cash used in investing activities was approximately $13.8 million and $8.7 million for fiscal 2023 and 2022, respectively. The increase in net cash used in investing activities was mainly attributable to (i) the acquisition of Ever Winland and Kawkab Venus, amounting to $5.1 million and $2.2 million, respectively, (ii) $5.1 million of payments for construction in progress, including the building of a dormitory building and an extension in one of our major factory buildings, and (iii) $0.7 million used for the acquisition of plant and machinery.

Financing Activities

Net cash used in financing activities was approximately $4.0 million for fiscal 2023, mainly due to dividend payments of approximately $2.5 million and payments for a share repurchase program of approximately $1.2 million this fiscal year. There was a net cash inflow of $3.3 million in fiscal 2022 resulting from the net proceeds of $6.3 million in a placement completed in October 2021 and outflows of dividend payments of approximately $2.4 million and repayments of short-term loans of approximately $0.6 million.

Statutory Reserves

In accordance with the corporate Law in Jordan, Jerash Holdings’ subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $410,847 and $379,323 as of March 31, 2023 and 2022, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of March 31, 2023 and 2022.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of March 31,
	2023	2022
Statutory Reserves	$411	$379
Total Restricted Net Assets	$411	$379
Consolidated Net Assets	$68,234	$69,304
Restricted Net Assets as Percentage of Consolidated Net Assets	0.60%	0.55%

Total restricted net assets accounted for approximately 0.60% of our consolidated net assets as of March 31, 2023. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $13.8 million and $8.7 million in fiscal 2023 and 2022, respectively. For the year ended March 31, 2023, our capital expenditures included investments in additional plant and machinery, the construction of a dormitory and factory expansion, the acquisition of Kawkab Venus, and the acquisition of Ever Winland, which totaled approximately $0.7 million, $5.1 million, $2.2 million, and $5.1 million, respectively. For the year ended March 31, 2022, payments for the construction of a dormitory and factory expansion amounted to $2.1 million, and payments for the acquisition of all the share capital of MK Garment was 2.7 million.

In 2018, we commenced another project to build a 54,000 square-foot factory in Al-Hasa County in the Tafilah Governorate of Jordan, which started operation in November 2019 with approximately 240 workers. This project was constructed in conjunction with the Jordanian Ministry of Labor and the Jordanian Education and Training Department.

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately three acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employees with aggregate purchase price JOD863,800 (approximately $1,218,303). Management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. We are conducting engineering design and study on this project with the business growth potential bought about by the new business collaboration with Busana Apparel Group. On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with aggregate purchase price JOD313,501 (approximately $442,162). We expect to spend approximately $8.2 million in capital expenditures to build the dormitory. Due to the ongoing COVID-19 pandemic, management decided to put on hold the construction project in fiscal 2021 to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the outbreak. The preparation work resumed in early 2021 and construction work commenced in April 2021. The dormitory is expected to be completed and ready for use in August 2023.

We project that there will be an aggregate of approximately $2.6 million and $8.5 million of capital expenditures in the fiscal years ending March 31, 2024 and 2025, respectively, for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

Off-balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

For Management’s Discussion and Analysis of the fiscal years ended March 31, 2022 and 2021, please see our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on June 27, 2022.

Critical Accounting Policies and Estimates

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jerash Holdings (US), Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Jerash Holdings (US), Inc. (the “Company”) as of March 31, 2023, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Marlton, New Jersey

June 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jerash Holdings (US), Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Jerash Holdings (US), Inc. (the “Company”) as of March 31, 2022, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the year ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for year ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor from 2016 to 2022.

New York, New York
June 27, 2022

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	March 31, 2022

ASSETS
Current Assets:
Cash	$17,801,614	$25,176,120
Accounts receivable, net	2,240,537	11,049,069
Bills receivable	87,573	-
Tax recoverable	16,763	374,377
Inventories	32,656,833	28,255,179
Prepaid expenses and other current assets	2,947,815	3,233,592
Investment deposits	-	500,000
Advance to suppliers, net	1,533,091	1,284,601
Total Current Assets	57,284,226	69,872,938

Restricted cash – non-current	1,609,989	1,407,368
Long-term deposits	841,628	419,597
Deferred tax assets, net	153,873	352,590
Property, plant and equipment, net	22,355,574	10,933,147
Goodwill	499,282	499,282
Right of use assets	974,761	1,826,062
Total Assets	$83,719,333	$85,310,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Credit facilities	$-	$-
Accounts payable	5,782,570	4,840,225
Accrued expenses	2,930,533	3,115,953
Income tax payable – current	2,846,201	2,861,272
Other payables	1,477,243	2,278,816
Deferred revenue	928,393	-
Amount due to a related party	-	300,166
Operating lease liabilities – current	481,502	739,101
Total Current Liabilities	14,446,442	14,135,533

Operating lease liabilities – non-current	287,247	869,313
Income tax payable – non-current	751,410	1,001,880
Total Liabilities	15,485,099	16,006,726

Commitments and Contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,534,318 and 12,334,318 shares issued; 12,294,840 and 12,334,318 shares outstanding as of March 31, 2023 and 2022, respectively	12,534	12,334
Additional paid-in capital	22,931,046	22,517,346
Treasury stock, 239,478 and none shares as of March 31, 2023 and 2022, respectively	(1,169,046)	-
Statutory reserve	410,847	379,323
Retained earnings	46,172,082	46,268,110
Accumulated other comprehensive (loss) gain	(123,229)	127,145
Total Jerash Holdings (US), Inc.’ Stockholders’ Equity	68,234,234	69,304,258

Total Liabilities and Stockholders’ Equity	$83,719,333	$85,310,984

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Fiscal Years Ended March 31,
	2023	2022

Revenue, net	$138,063,309	$143,354,902
Cost of goods sold	116,273,569	116,023,267
Gross Profit	21,789,740	27,331,635

Selling, general and administrative expenses	16,960,978	15,895,998
Stock-based compensation expenses	413,900	947,079
Total Operating Expenses	17,374,878	16,843,077

Income from Operations	4,414,862	10,488,558

Other Income (Expenses):
Interest expenses	(768,131)	(210,576)
Other income, net	437,002	165,893
Total other expenses, net	(331,129)	(44,683)

Net income before provision for income taxes	4,083,733	10,443,875

Income tax expenses	1,664,110	2,524,275

Net Income	$2,419,623	$7,919,600

Other Comprehensive Income (Loss):
Foreign currency translation (loss) income	(250,374)	143,046
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$2,169,249	$8,062,646

Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$0.19	$0.67

Weighted Average Number of Shares
Basic	12,635,785	11,821,779
Diluted	12,675,351	11,897,717

Dividend per share	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Gain (Loss)	Equity
Balance at March 31, 2021	-	$-	11,332,974	$11,333	$15,301,268	$-	$346,315	$40,748,314	$(15,901)	$56,391,329

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	947,079	-	-	-	-	947,079
Cashless exercise of warrants	-	-	1,344	1	(1)	-	-	-	-	-
Common stock issued net of stock issuance costs of $730,000	-	-	1,000,000	1,000	6,269,000	-	-	-	-	6,270,000
Net income	-	-	-	-	-	-	-	7,919,600	-	7,919,600
Dividend payments	-	-	-	-	-	-	-	(2,366,796)	-	(2,366,796)
Statutory Reserve	-	-	-	-	-	-	33,008	(33,008)	-	-
Foreign currency translation gain	-	-	-	-	-	-	-	-	143,046	143,046

Balance at March 31, 2022	-	$-	12,334,318	$12,334	$22,517,346	$-	$379,323	$46,268,110	$127,145	$69,304,258

Balance at March 31, 2022	-	$-	12,334,318	$12,334	$22,517,346	$-	$379,323	$46,268,110	$127,145	$69,304,258

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	413,900	-	-	-	-	413,900
Issuance of common stocks upon vesting of restricted stock units	-	-	200,000	200	(200)	-	-	-	-	-
Share repurchase	-	-	-	-	-	(1,169,046)	-	-	-	(1,169,046)
Net income	-	-	-	-	-	-	-	2,419,623	-	2,419,623
Dividend payments	-	-	-	-	-	-	-	(2,484,127)	-	(2,484,127)
Statutory Reserve	-	-	-	-	-	-	31.524	(31,524)	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	(250,374)	(250,374)

Balance at March 31, 2023	-	$-	12,534,318	$12,534	$22,931,046	$(1,169,046)	$410,847	$46,172,082	$(123,229)	$68,234,234

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,419,623	$7,919,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,430,692	2,149,419
Stock-based compensation expenses	413,900	947,079
Bad debt expense	-	221,584
Amortization of operating lease right-of-use assets	989,220	803,056
Changes in operating assets:
Accounts receivable	8,808,532	762,614
Bills receivable	(87,573)	-
Inventories	(4,401,654)	(3,219,213)
Prepaid expenses and other current assets	285,782	(904,305)
Advance to suppliers	(248,490)	1,752,091
Deferred tax assets	198,717	(203,928)
Changes in operating liabilities:
Accounts payable	942,345	(3,082,614)
Accrued expenses	(185,421)	783,087
Other payables	(801,574)	823,608
Deferred revenue	928,393	-
Operating lease liabilities	(977,584)	(759,919)
Income tax payable, net of recovery	92,226	971,386
Net cash provided by operating activities	10,807,134	8,963,545

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(722,770)	(2,955,328)
Payments for construction of properties	(5,084,044)	(2,098,323)
Acquisition of MK Garments	-	(2,700,000)
Acquisition of Ever Winland	(5,100,000)	-
Acquisition of Kawkab Venus	(2,200,000)	(500,000)
Payment for long-term deposits	(668,337)	(419,597)
Net cash used in investing activities	(13,775,151)	(8,673,248)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(2,484,127)	(2,366,796)
Share repurchase	(1,169,046)	-
Repayment from short-term loan	(7,197,995)	(612,703)
Repayment to a related party	(300,166)	(1,763)
Proceeds from short-term loan	7,197,995	-
Net proceeds from issuance of common stock	-	6,270,000
Net cash (used in) provided by financing activities	(3,953,339)	3,288,738

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	(250,529)	143,990

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(7,171,885)	3,723,025

CASH, AND RESTRICTED CASH, BEGINNING OF THE YEAR	26,583,488	22,860,463

CASH, AND RESTRICTED CASH, END OF THE YEAR	$19,411,603	$26,583,488

CASH, AND RESTRICTED CASH, END OF THE YEAR	19,411,603	26,583,488
LESS: NON-CURRENT RESTRICTED CASH	1,609,989	1,407,368
CASH, END OF THE YEAR	$17,801,614	$25,176,120

Supplemental disclosure information:
Cash paid for interest	$768,131	$210,576
Income tax paid	$1,747,635	$1,762,254

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$237,412	$321,862
Acquisition of Kawbab Venus by utilizing long-term deposit	$500,000	$-
Right of use assets obtained in exchange for operating lease obligations	$190,654	$1,022,172

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

Kawkab Venus Dowalyah Lisenaet Albesah (“Kawkab Venus”) was established in Amman, Jordan, as a limited liability company on January 15, 2015 with a declared capital of JOD 50,000. It holds land with factory premises, which are leased to MK Garments. On July 14, 2021, Jerash Garments and the sole shareholder of Kawkab Venus entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of Kawkab Venus. Apart from the land and factory premises, Kawkab Venus had no other significant assets or liabilities and no operation activities or employees at the time of acquisition, so the acquisition was accounted for an asset acquisition. As of August 21, 2022, Kawkab Venus became a subsidiary of Jerash Garments.

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of March 31, 2023 and 2022, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of cash used as security deposits to obtain credit facilities from a bank and to secure customs clearance and labor import requirements under the requirements of local regulations. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These security deposits at the bank are refundable only when the bank facilities are terminated. The restricted cash is classified as a current asset if the Company intends to terminate these bank facilities within one year, and as a non-current asset if otherwise.

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

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost, reduced by accumulated depreciation and amortization. Depreciation and amortization expense related to property, plant, and equipment is computed using the straight-line method based on the estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the initial lease term or the estimated useful life of the improvements. The useful life and depreciation method are reviewed periodically to ensure that the method and period of depreciation are consistent with the expected pattern of economic benefits from items of property, plant, and equipment. The estimated useful lives of depreciation and amortization of the principal classes of assets are as follows:

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the fiscal years ended March 31, 2023 and 2022.

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

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of March 31, 2023 and 2022, the carrying amount of goodwill was both $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the year ended March 31, 2023 and 2022.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. The Company had contract liabilities of $928,393 and $nil as of March 31, 2023 and 2022. For the fiscal years ended March 31 2023 and 2022, there was no revenue recognized from performance obligations related to prior periods. As of March 31, 2023, $928,393 deferred revenue was expected to be recognized within fiscal 2024.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 14—Segment Reporting”).

As of March 31, 2023 and 2022, there was $928,393 and $nil receipts in advance from a customer. The Company recorded the receipts in advance as deferred revenue on the consolidated balance sheet as of March 31, 2023. These advances arose from early settlements from a customer’s supply chain program that arranged for payments in accordance to estimated shipment dates before March 31, 2023 while the actual shipments dates were after the fiscal year end.

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $1,856,218 and $1,864,202 for the fiscal years ended March 31, 2023 and 2022, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success and Ever Winland are registered in Hong Kong and are subject to profit tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 16% plus a 1% social contribution between January 1, 2021 and December 31, 2021. The income tax rate increased to 18% or 20% plus a 1% social contribution starting from January 1, 2022. Effective January 1, 2023, the income tax rate increased to 19% or 20%, plus a 1% social contribution.

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

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of comprehensive income. No significant uncertainty in tax positions relating to income taxes were incurred during the fiscal years ended March 31, 2023 and 2022.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success and Ever Winland, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of comprehensive income as incurred, and the balance of transaction gains and losses were immaterial as of the years ended March 31, 2023 and 2022.

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

	March 31, 2023	March 31, 2022
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8496	US$1=HKD7.8325
	US$1=CNY6.8666	US$1=CNY6.3393
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8383	US$1=HKD7.7844
	US$1=CNY6.8506	US$1=CNY6.4180

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD or CNY to US$ is reported in other comprehensive income (loss) in the consolidated statements of comprehensive income.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, bills receivables, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables, amount due to a related party and operating lease liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2023 and 2022 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2023 and 2022, respectively, $7,264,247 and $12,735,486 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of March 31, 2023 and 2022, respectively, $172,939 and $351,255 of the Company’s cash was on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY0.5 million (equivalent to $72,815) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of March 31, 2023 and 2022, respectively, $11,700,512 and $13,311,340 of the Company’s cash was on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness. As of March 31, 2023 and 2022, respectively, $171,496 and $37,342 of the Company’s cash was on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the fiscal year ended March 31, 2023 and 2022, two customers accounted for 60% and 17%, and 67% and 24% of the Company’s total revenue, respectively. As of March 31, 2023, four end-customer accounts for 50%, 13%, 10%, and 10%, respectively, of the Company’s total accounts receivable balance. As of March 31, 2022, one end-customer accounted for 89% of the Company’s total accounts receivable balance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the fiscal year ended March 31, 2023, the Company purchased approximately 11% of its garments from one major supplier. For the fiscal year ended March 31, 2022, the Company purchased approximately 20% and 11% of its garments from two major suppliers, respectively. As of March 31, 2023, accounts payable to the Company’s one major supplier accounted for 36% of the total accounts payable balance. As of March 31, 2022, accounts payable to the Company’s three major suppliers accounted for 11%, 11%, and 10% of the total accounts payable balance, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	March 31, 2023	March 31, 2022
Trade accounts receivable	$2,462,120	$11,270,652
Less: allowances for doubtful accounts	221,583	221,583
Accounts receivable, net	$2,240,537	$11,049,069

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	March 31, 2023	March 31, 2022
Raw materials	$15,240,198	$17,714,578
Work-in-progress	2,932,519	2,010,417
Finished goods	14,484,116	8,530,184
Total inventory	$32,656,833	$28,255,179

As of March 31, 2023 and 2022, the Company had $nil inventory valuation reserve as the Company arranged its inventory based on 93.4% and 90.0% with actual orders received, respectively. 6.6% and 10.0% of inventories held on hand were associated with unfulfilled sales orders, respectively.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of	As of
	March 31, 2023	March 31, 2022
Advance to suppliers	$1,533,091	$1,284,601
Less: allowances for doubtful accounts	-	-
Advance to suppliers, net	$1,533,091	$1,284,601

NOTE 7 – LEASES

The Company has 48 operating leases for manufacturing facilities and offices. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

NOTE 7 – LEASES (CONTINUED)

Supplemental balance sheet information related to operating leases was as follows:

March 31, 2023
ROU assets	$974,761

Operating lease liabilities – current	$481,502
Operating lease liabilities – non-current	287,247
Total operating lease liabilities	$768,749

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2023:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	1.6

Weighted average discount rate	6.10%

During the fiscal years ended March 31, 2023 and 2022, the Company incurred total operating lease expenses of $2,696,593 and $2,542,431, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of March 31, 2023:

2024	$707,818
2025	227,337
2026	91,825
2027	—
2028	—
Thereafter	—
Total lease payments	1,026,980
Less: imputed interest	(52,219)
Less: prepayments	(206,012)
Present value of lease liabilities	$768,749

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of	As of
	March 31, 2023	March 31, 2022
Land(3)	$2,200,334	$1,831,192
Property and buildings(3)	9,308,426	1,911,818
Equipment and machinery	11,853,445	11,091,566
Office and electric equipment	992,735	915,686
Automobiles	871,756	802,399
Leasehold improvements	4,088,980	4,002,833
Subtotal	29,315,676	20,555,494
Construction in progress (1)(2)	7,182,367	2,098,323
Less: Accumulated depreciation and amortization	(14,142,469)	(11,720,670)
Property, plant, and equipment, net	$22,355,574	$10,933,147

(1)	In January 2022, the Company commenced a construction project of an expansion of the Company’s own premises in Al Tajamouat Industrial City, Jordan. Through March 31, 2023, the Company had paid approximately JOD 803,000 (approximately $1,133,000) and the entire balance was recorded as construction in progress. The estimated construction cost is revised to approximately JOD 870,000 (approximately $1.2 million). The project is expected to be completed and ready to use in fiscal 2024.

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET (CONTINUED)

(2)

In April 2022, the Company commenced a construction project to build a dormitory for employees. The construction is built on a land of 4,516 square meters (approximately 48,608 square feet) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2020. The dormitory is expected to cost $8.8 million. Through March 31, 2023, the Company had spent approximately JOD 4.3 million (approximately $6.1 million) for the construction. The dormitory is expected to be completed and ready for use in fiscal 2024.

(3)

In August 2022, the Company completed the acquisitions of Ever Winland and Kawkab Venus. Ever Winland holds office premises of HK$39.6 million (approximately $5.1 million), which are classified as property and buildings. Kawkab Venus holds land with factory premises, which are classified as land and property and buildings of approximately $370,000 and approximately $2.3 million, respectively. Ever Winland and Kawkab Venus only contain fixed assets (buildings and land) and neither of these two entities have any other assets or liabilities, operations, or employees as of the acquisition date, so the acquisitions of Ever Winland and Kawkab Venus were accounted as asset acquisitions.

For the fiscal year ended March 31, 2023 and 2022, depreciation expenses were $2,430,692 and $2,149,419, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of March 31, 2023 and 2022. The preferred stock can be issued by the Board of Directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,294,840 and 12,334,318 shares of common stock outstanding as of March 31, 2023 and 2022, respectively.

On June 24, 2021, the Board of Directors approved the grant of 200,000 Restricted Stock Units (“RSUs”) under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. All RSUs were vested and 200,000 additional shares were issued on June 30, 2022.

On June 13, 2022, the Board of Directors authorized a share repurchase program, under which the Company may repurchase up to $3.0 million of its outstanding shares of common stock. The share repurchase program was effective through March 31, 2023. As of March 31, 2023, 239,478 shares had been repurchased at market rate with a total consideration of $1,169,046.

Statutory Reserve

In accordance with the Corporate Law in Jordan, Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, and MK Garments and Kawkab Venus are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. This reserve is not available for dividend distribution. In addition, PRC companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the balance of the reserves reaches 50% of their registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior-year losses.

Dividends

During the fiscal year ended March 31, 2023, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 3, 2023, November 4, 2022, August 5, 2022, and May 16, 2022, respectively. The cash dividends of $618,886, $621,809, $626,716, and $616,716 were paid in full on February 21, 2023, November 28, 2022, August 24, 2022, and June 3, 2022, respectively.

During the fiscal year ended March 31, 2022, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 4, 2022, November 2, 2021, August 5, 2021, and May 14, 2021, respectively. The cash dividends of $616,715, $616,716, $566,716, and $566,649 were paid in full on February 22, 2022, November 29, 2021, August 24, 2021, and June 2, 2021, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. The major assumptions used in the Black Scholes model included the followings: the expected term is five years; risk-free interest rate is 1.8% to 2.8%; and the expected volatility is 50.3% to 52.2%. For fiscal 2023, 137,210 warrants expired. There were 57,200 warrants outstanding as of March 31, 2023 with a weighted average exercise price of $8.75. All of the outstanding warrants were fully vested and exercisable as of March 31, 2023 and 2022. The remaining warrants expired on May 14, 2023.

All stock warrants activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock warrants outstanding at March 31, 2022	194,410	$6.71
Granted	-	-
Exercised	-	-
Expired	(137,210)	5.86
Stock warrants outstanding at March 31, 2023	57,200	$8.75

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. On March 31, 2023, the Company had 42,650 of shares remaining available for future issuance under the Plan.

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

All these outstanding options were fully vested and exercisable. As of March 31, 2023, there were 1,136,500 stock options outstanding. The weighted average remaining life of the options is within one year.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2022	1,136,500	$6.90
Granted	—	—
Exercised	—	—
Forfeited	—	—
Stock options outstanding at March 31, 2023	1,136,500	$6.90

NOTE 10 – STOCK-BASED COMPENSATION (CONTINUED)

Restricted Stock Units

On June 24, 2021, the Board of Directors approved the grant of 200,000 RSUs under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. The fair value of these RSUs on June 24, 2021 was $1,266,000, based on the market price of the Company’s common stock as of the date of the grant. On June 30, 2022, all 200,000 RSUs were vested.

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. The fair value of these RSUs on February 15, 2023 was $1,937,695, based on the market price of the Company’s common stock as of the date of the grant. As of March 31, 2023, there were $1,815,275 unrecognized stock-based compensation expenses to be recognized in the future. 700 RSUs were forfeited during the fiscal year and 405,100 RSUs remained as of March 31, 2023.

Total expenses related to the RSU issued were $413,900 and $947,079 for the years ended March 31, 2023 and 2022, respectively.

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

a.	Related party lease and purchases agreement

On July 1, 2020, Jiangmen Treasure Success and Jiangmen V-Apparel Manufacturing Limited entered into a factory lease agreement for office and sample production purposes in Jiangmen, China from Jiangmen V-Apparel Manufacturing Limited for a monthly rent in the amount of CNY 28,300 (approximately $4,100). The lease had a one-year term and could be renewed with a one-month notice. On April 30, 2021, the factory lease agreement between Jiangmen Treasure Success and Jiangmen V-apparel Manufacturing Limited was terminated.

b.	Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $300,000 for the fiscal years ended March 31, 2023 and 2022.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $300,000 for the fiscal years ended March 31, 2023 and 2022.

c.	Borrowings from a related party

As of March 31, 2023 and 2022, the Company had outstanding balances due to Victory Apparel of $nil and $300,166, respectively. These advances were non-interest bearing and due on demand. The outstanding balance as of March 31, 2022 was repaid in the first quarter of fiscal 2023.

NOTE 12 – CREDIT FACILITIES

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of March 31, 2023 and 2022, the Company had $nil outstanding amount in import invoice financing under the SCBHK facility. In June 2022, the Company was informed by SCBHK that the facility was cancelled due to persistently low usage and zero loan outstanding.

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on London Interbank Offered Rate (“LIBOR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses on the consolidated statements of comprehensive income. For the years ended March 31, 2023 and 2022, the early payment charge was $647,906 and $210,576, respectively.

On January 12, 2022, DBS Bank (Hong Kong) Limited (“DBSHK”) offered to provide a banking facility of up to $5.0 million to Treasure Success pursuant to a facility letter dated January 12, 2022. Pursuant to the facility, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million, with certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022.

As of March 31, 2023 and 2022, the Company had $nil outstanding amount under the DBSHK facility. The DBSHK facility is reviewed annually.

NOTE 13 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended March 31, 2023 and 2022. As of March 31, 2023, 1,598,800 RSUs, warrants, and stock options were outstanding. For the fiscal years ended March 31, 2023 and 2022, 1,193,700 and 1,043,700 warrants and stock options were excluded from the EPS calculation, respectively, as they were anti-dilutive.

	Fiscal Year Ended
	March 31,
	(in $000s except share and
	per share information)
	2023	2022
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$2,420	$7,920

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,635,785	11,821,779
Dilutive securities – unexercised warrants and options	39,566	75,938
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,675,351	11,897,717
Basic and diluted earnings per share	$0.19	$0.67

NOTE 14 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the fiscal years ended March 31, 2023 and 2022, outerwear accounted for approximately 94.1% and 93.4% of total revenue. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

NOTE 14 – SEGMENT REPORTING (CONTINUED)

The following table summarizes sales by geographic areas for the fiscal years ended March 31, 2023 and 2022, respectively.

	For the Fiscal Year Ended March 31,
	2023	2022
United States	$122,318,376	$136,067,702
Hong Kong	9,474,112	3,279,777
Jordan	4,891,883	1,950,408
Others	1,378,938	2,057,015
Total	$138,063,309	$143,354,902

70.7% and 28.2% of long-lived assets were located in Jordan and Hong Kong, respectively, as of March 31, 2023.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of March 31, 2023, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

NOTE 16 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash the First, MK Garments, and Kawkab Venus are subject to the regulations of the Income Tax Department in Jordan. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing on the first day of production. This exemption had been extended for five years until December 31, 2018. Effective January 1, 2019, the Jordanian government reclassified the area where Jerash Garments and its subsidiaries are to a Development Zone. In accordance with the Development Zone law, Jerash Garments and its subsidiaries were subject to income tax at income tax rate 16% plus a 1% social contribution between January 1, 2021 and December 31, 2021. The income tax rate increased to 18% or 20% plus a 1% social contribution starting from January 1, 2022. Effective January 1, 2023, the income tax rate increased to 19% or 20%, plus a 1% social contribution.

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

NOTE 16 – INCOME TAX (CONTINUED)

Income tax payable consisted of the following:

	As of March 31, 2023	As of March 31, 2022
Income tax payable – current	$2,846,201	$2,861,272
Income tax payable – non-current	751,410	1,001,880
	$3,597,611	$3,863,152

The provision for income taxes consisted of the following:

	For the fiscal years ended March 31,
	2023	2022
Domestic and foreign components of income (loss) before income taxes
Domestic	$(1,761,439)	$(2,508,655)
Foreign	5,845,172	12,952,530
Total	$4,083,733	$10,443,875

	For the fiscal years ended March 31,
	2023	2022
Provision (benefit) for income taxes
Current tax:
U.S. federal	$—	$(147)
U.S. state and local	750	700
Foreign	1,464,643	2,727,650
Total Current Tax	1,465,393	2,728,203
Deferred tax:
U.S. federal	198,717	(203,928)
Total deferred tax	198,717	(203,928)
Total tax	$1,664,110	$2,524,275

Effective tax rates	40.7%	24.2%

A reconciliation of the effective tax rate was as follows:

	For the fiscal years ended March 31,
	2023	2022
Tax at statutory rate	$857,052	$2,193,499
State tax, net of federal benefit	593	593
Non-deductible expenses	85,589	431
Non-taxable income	—	(474)
Global Intangible Low-Taxed Income	846,116	1,783,313
Tax Credits	(558,642)	(1,455,812)
Foreign tax rate differential	237,688	159,053
Valuation Allowance	—	(151,246)
Provision to return adjustments	195,714	(5,082)
Total	$1,664,110	$2,524,275

NOTE 16 – INCOME TAX (CONTINUED)

The Company’s deferred tax assets and liabilities as of March 31, 2023 and 2022 consisted of the following:

Deferred tax assets	As of March 31, 2023	As of March 31, 2022
Stock-based compensation	$154,227	$352,590
Deferred tax liabilities	(354)	—
Net operating losses carried forward	—	—
Less: valuation allowance	—	—
Deferred tax assets, net	$153,873	$352,590

Deferred tax assets are reduced by a valuation allowance when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2023 and 2022, the allowance for deferred tax assets was $nil.

As of March 31, 2023, the Company had cumulative book-tax basis differences in its foreign subsidiaries of approximately $18.0 million. The Company has not recorded a U.S. deferred tax liability for the book-tax basis in its foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The reversal of this temporary difference would occur upon the sale or liquidation of the Company’s foreign subsidiaries, and the estimated impact of the reversal of this temporary difference is approximately $3.8 million.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to April 1, 2016.

NOTE 17 – SUBSEQUENT EVENTS

On May 23, 2023, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on June 9, 2023, to stockholders of record as of the close of business as of June 2, 2023.

J&B International Limited (“J&B”) is a joint venture company established in Hong Kong on January 10, 2023. On March 20, 2023, Treasure Success and P. T. Eratex (Hong Kong) Limited entered into a Joint Venture and Shareholders’ Agreement, pursuant to which Treasure Success acquired 51% of the equity interests in J&B on April 11, 2023. J&B engages in the garment trading and manufacturing business for orders from customers.

Jerash Garments recently received documents from Capital Bank of Jordan for a credit facility of $10 million. Our board of directors has reviewed the documents and approved to enter into the credit facility on June 1, 2023. Execution is still in process and the credit facility has not been effective as of the date of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change in independent accountants for our Company during the two most recent fiscal years or any subsequent interim period except as previously reported in our Current Report on Form 8-K filed with the SEC on September 23, 2022. There have been no disagreements of the type required to be disclosed by Item 304(b) of Regulation S-K.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of March 31, 2023, concluded that our disclosure controls and procedures were not effective as of that date due to certain material control weaknesses, including:

-	We failed to maintain effective controls over period-end financial reporting, specifically related to income taxes and the reconciliation of account level balances that resulted in errors; and
-	There were ineffective information technology general controls in the areas of privileged user access and the review of user access over certain information technology systems that support our financial reporting processes.

We have formulated plans to address the above weaknesses by:

-	improving multi-level checking and documentation of account level balance reconciliation;
-	working with external professional consultants to strengthen our work and review on U.S. tax issues; and
-	rolling out a password control mechanism to exercise control and checking on the work of the privileged user access for all information technology systems supporting our financial reporting processes.

We will implement the above initiatives as soon as practicable to address the identified weaknesses.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of March 31, 2023, our internal control over financial reporting was not effective due to certain material control weaknesses, including:

-	We failed to maintain effective controls over period-end financial reporting, specifically related to income taxes and the reconciliation of account level balances that resulted in errors; and
-	There were ineffective information technology general controls in the areas of privileged user access and the review of user access over certain information technology systems that support our financial reporting processes.

We have formulated plans to address the above weaknesses by:

-	improving the checking and documentation of account level balance reconciliation;
-	working with external professional consultant to strengthen our work and review on US tax issues; and
-	rolling out a password control mechanism to exercise control and checking on the work of the privileged user access for all information technology systems supporting our financial reporting processes.

We will implement the above initiatives will as soon as practicable to address the identified weaknesses.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, the information set forth in our Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) to be filed within 120 days following the end of our fiscal year, under the headings “Proposal No. 1—Election of Directors,” “Our Executive Officers,” “Section 16(a) Compliance,” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, the information set forth in the 2023 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans as of June 27, 2023.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	150,000	$6.25	1,029,150
Equity compensation plans not approved by security holders	-	$-	-
Total	150,000	$6.25	1,029,150

For additional information concerning our equity compensation plans, see the discussion in “Note 10—Stock-Based Compensation.”

The remainder of the information required by this Item is set forth in the 2023 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information set forth in the 2023 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices and Policies—Board and Committee Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, the information set forth in the 2023 Proxy Statement under the heading “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Matters Relating to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-1, filed with the SEC on September 19, 2018

3.2	Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.1 to the Form 8-K, filed with the SEC on July 24, 2019

4.1	Specimen Certificate for Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Form S-1, filed with the SEC on June 27, 2017

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Form 10-K, filed with the SEC on June 28, 2019

10.1+	Unified Work Contract for Migrant Workers, dated May 1, 2023, by and between Jerash Garments and Fashions Manufacturing Company Limited and Wei Yang	File herewith

10.2+	Consulting Agreement, dated January 12, 2018, by and between Treasure Success and Yukwise Limited	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on January 16, 2018

10.3+	Consulting Agreement, dated January 16, 2018, by and between Treasure Success and Multi-Glory Corporation Ltd.	Incorporated herein by reference to Exhibit 10.18 to the Form S-1, filed with the SEC on January 18, 2018

10.4+	Amended and Restated 2018 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 19, 2019

10.5+	Form of Option Award Notice and Agreement (Employee)	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.6+	Form of Option Award Notice and Agreement (Consultant)	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.7+	Employment Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on December 2, 2019

10.8	Director Offer Letter dated June 15, 2020 by and between Jerash Holdings and Bill Korn	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 15, 2020

10.9+	Option Award Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on December 2, 2019

10.10+	Form of Indemnification Agreement	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on June 15, 2020

10.11	Factory Lease Agreement dated January 1, 2021 between Jiangmen Treasure Success and Guangdong Huadian Technology Industry Co., Ltd.	Incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K, filed with the SEC on June 23, 2021

10.12+	Letter of Employment dated April 22, 2022 between Treasure Success and Choi Lin Hung	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 28, 2022

10.13+	Letter of Employment dated April 22, 2022 between Treasure Success and Ng Tsze Lun	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on April 28, 2022

10.14	Facility Letter dated January 12, 2022 by and between Treasure Success and DBS Bank (Hong Kong) Limited	Incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on June 27, 2022

10.15	Purchase and Sale Agreement dated June 22, 2022 by and between Treasure Success and Wong Bing Lun and Chow Lai Ming	Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K, filed with the SEC on June 27, 2022

10.16+	Joint Venture and Shareholder’s Agreement dated March 20, 2023 by and between Treasure Success and P.T. Eratex	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 21, 2023

14.1	Code of Ethics	Incorporated herein by reference to Exhibit 14.1 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020

21.1	Subsidiaries of Jerash Holdings (US), Inc.	Filed herewith

23.1	Consent of Marcum LLP	Filed herewith

23.2	Consent of Friedman LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERASH HOLDINGS (US), INC.

Date: June 28, 2023	By:	/s/ Gilbert K. Lee
	Name:	Gilbert K. Lee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on June 28, 2023.

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