Form 10-Q
period 2023-06-30
Jerash Holdings (US), Inc.
filed 2023-08-10
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2023, there were 12,294,840 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2023

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(Unaudited)

ASSETS
Current Assets:
Cash	$18,459,939	$17,801,614
Accounts receivable, net	6,410,457	2,240,537
Bills receivable	-	87,573
Tax recoverable	-	16,763
Amount due from a related party	31,365	-
Inventories	23,800,407	32,656,833
Prepaid expenses and other current assets	2,885,651	2,947,815
Advance to suppliers, net	3,212,701	1,533,091
Total Current Assets	54,800,520	57,284,226

Restricted cash - non-current	1,611,294	1,609,989
Long-term deposits	1,105,790	841,628
Deferred tax assets, net	153,873	153,873
Property, plant and equipment, net	23,255,357	22,355,574
Goodwill	499,282	499,282
Right of use assets	940,800	974,761
Total Assets	$82,366,916	$83,719,333

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$3,571,002	$5,782,570
Accrued expenses	2,444,811	2,930,533
Credit facilities	3,117,337	-
Income tax payable - current	1,892,181	2,846,201
Other payables	1,273,690	1,477,243
Deferred revenue	625,132	928,393
Operating lease liabilities - current	413,412	481,502
Total Current Liabilities	13,337,565	14,446,442

Operating lease liabilities - non-current	319,786	287,247
Income tax payable - non-current	417,450	751,410
Total Liabilities	14,074,801	15,485,099

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,534,318 shares issued; 12,294,840 shares outstanding	12,534	12,534
Additional paid-in capital	23,171,848	22,931,046
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	410,847	410,847
Retained earnings	46,053,866	46,172,082
Accumulated other comprehensive loss	(217,888)	(123,229)
Total Jerash Holdings (US), Inc. Stockholders’ Equity	68,262,161	68,234,234

Noncontrolling interest	29,954	-
Total Equity	68,292,115	68,234,234

Total Liabilities and Equity	$82,366,916	$83,719,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,
	2023	2022

Revenue, net	$34,735,657	$33,436,561
Cost of goods sold	29,168,117	26,814,194
Gross Profit	5,567,540	6,622,367

Selling, general and administrative expenses	4,234,918	4,018,698
Stock-based compensation expenses	240,802	294,822
Total Operating Expenses	4,475,720	4,313,520

Income from Operations	1,091,820	2,308,847

Other Income (Expenses):
Interest expenses	(388,951)	(87,842)
Other income, net	90,227	60,242
Total other expenses, net	(298,724)	(27,600)

Net income before provision for income taxes	793,096	2,281,247

Income tax expenses	297,981	559,865

Net income	495,115	1,721,382

Net loss attributable to noncontrolling interest	1,411	-
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$496,526	$1,721,382

Net income	$495,115	$1,721,382
Other Comprehensive Loss:
Foreign currency translation loss	(94,659)	(117,660)
Total Comprehensive Income	400,456	1,603,722
Comprehensive loss attributable to noncontrolling interest	1,411	-
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$401,867	$1,603,722

Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$0.04	$0.14

Weighted Average Number of Shares
Basic	12,294,840	12,336,516
Diluted	12,294,840	12,502,378

Dividend per share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Gain (Loss)	interest	Equity
Balance at March 31, 2022	-	$-	12,334,318	$12,334	$22,517,346	$-	$379,323	$46,268,110	$127,145	$-	$69,304,258
Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	294,822	-	-	-	-	-	294,822
Issuance of common stocks upon vesting of restricted stock units	-	-	200,000	200	(200)	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	1,721,382	-	-	1,721,382
Dividend payment	-	-	-	-	-	-	-	(616,716)	-	-	(616,716)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(117,660)	-	(117,660)

Balance at June 30, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$-	$379,323	$47,372,776	$9,485	$-	$70,586,086

Balance at March 31, 2023	-	$-	12,534,318	$12,534	$22,931,046	$(1,169,046)	$410,847	$46,172,082	$(123,229)	$-	$68,234,234

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	240,802	-	-	-	-	-	240,802
Allocation of J&B shares	-	-	-	-	-	-	-	-	-	31,365	31,365
Net income (loss)	-	-	-	-	-	-	-	496,526	-	(1,411)	495,115
Dividend payment	-	-	-	-	-	-	-	(614,742)	-	-	(614,742)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(94,659)	-	(94,659)

Balance at June 30, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,171,848	$(1,169,046)	$410,847	$46,053,866	$(217,888)	$29,954	$68,292,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$495,115	$1,721,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	608,776	630,999
Stock-based compensation expenses	240,802	294,822
Amortization of operating lease right-of-use assets	205,112	238,758

Changes in operating assets:
Accounts receivable	(4,169,920)	(30,644)
Bills receivable	87,573	-
Inventories	8,856,426	(717,470)
Prepaid expenses and other current assets	62,161	369,709
Advance to suppliers	(1,679,610)	(2,166,500)

Changes in operating liabilities:
Accounts payable	(2,211,568)	(649,556)
Accrued expenses	(485,721)	139,879
Other payables	(203,553)	(620,436)
Deferred revenue	(303,261)	137,982
Operating lease liabilities	(206,702)	(207,923)
Income tax payable, net of recovery	(1,270,858)	386,262
Net cash provided by (used in) operating activities	24,772	(472,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(61,258)	(151,263)
Payments for construction of properties	(1,434,965)	(1,810,075)
Acquisition deposit	-	(1,267,407)
Payments for long-term deposits	(276,498)	(151,967)
Net cash used in investing activities	(1,772,721)	(3,380,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(614,742)	(616,716)
Repayment to a related party	-	(300,166)
Proceeds from short-term loan	3,117,337	-
Net proceeds from issuance of common stock	-	1,130,046
Net cash provided by financing activities	2,502,595	213,164

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	(95,016)	(117,852)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	659,630	(3,758,136)

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	19,411,603	26,583,488

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$20,071,233	$22,825,352

CASH, AND RESTRICTED CASH, END OF THE PERIOD	20,071,233	22,825,352
LESS: NON-CURRENT RESTRICTED CASH	1,611,294	1,328,033
CASH, END OF THE PERIOD	$18,459,939	$21,497,319

Supplemental disclosure information:
Cash paid for interest	$388,951	$87,842
Income tax paid	$1,585,961	$531,493

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$25,464	$244,667
Investment of noncontrolling interest	$31,365	$-
Right of use assets obtained in exchange for operating lease obligations	$177,068	$68,932

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

Kawkab Venus Dowalyah Lisenaet Albesah (“Kawkab Venus”) was established in Amman, Jordan, as a limited liability company on January 15, 2015 with a declared capital of JOD 50,000. It holds land with factory premises, which are leased to MK Garments. On July 14, 2021, Jerash Garments and the sole shareholder of Kawkab Venus entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of Kawkab Venus. Apart from the land and factory premises, Kawkab Venus had no other significant assets or liabilities and no operation activities or employees at the time of acquisition, so the acquisition was accounted for as an asset acquisition. As of August 21, 2022, Kawkab Venus became a subsidiary of Jerash Garments.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

J&B International Limited (“J&B”) is a joint venture company established in Hong Kong on January 10, 2023. On March 20, 2023, Treasure Success and P. T. Eratex (Hong Kong) Limited entered into a Joint Venture and Shareholders’ Agreement, pursuant to which Treasure Success acquired 51% of the equity interests in J&B on April 11, 2023. The declared capital is HK$500,000 (approximately $64,000). J&B engages in the garment trading and manufacturing business for orders from customers.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2023 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Operating results for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending March 31, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its wholly owned subsidiaries, and a non-wholly owned subsidiary.

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity instruments in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity-classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B indirectly. The Company consolidates J&B and reports noncontrolling interest to determine the primary beneficiary of the risks and rewards of the non-wholly owned subsidiary. As of June 30, 2023, noncontrolling interest was $29,954.

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of June 30, 2023 and March 31, 2023, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of cash used as security deposits to obtain credit facilities from a bank and to secure customs clearance and labor import requirements of local regulations. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These security deposits at the bank are refundable only when the bank facilities are terminated. The restricted cash is classified as a current asset if the Company intends to terminate these bank facilities within one year, and as a non-current asset if otherwise.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories include cost of raw materials, freight, direct labor, and related production overhead. The cost of inventories is determined using the First-in, First-out method. The Company periodically reviews its inventories for excess or slow-moving items and makes provisions as necessary to properly reflect inventory value.

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

Construction in Progress

Construction in Progress (“CIP”) is recorded at cost for property, plant, and equipment where the asset is in construction or development. CIP accumulates cost of construction and transaction costs involved in the progress of acquiring the materials for construction or development. The Company does not commence depreciating the asset in CIP account because the asset has not yet been placed in service. Once an asset is placed in service, all costs associated with the asset that are recorded in the CIP account are transferred to property,plant, and equipment for the asset.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three months ended June 30, 2023 and 2022.

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

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of June 30, 2023 and March 31, 2023, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the three months ended June 30, 2023 and 2022.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. The Company had contract liabilities of $625,132 and $928,393 as of 30 June, 2023 and 31 March, 2023. For the three months ended June 30, 2023 and 2022, there was no revenue recognized from performance obligations related to prior periods. As of June 30, 2023, $625,132 deferred revenue was expected to be recognized within fiscal year 2024. All the receipts in advance as of March 31, 2023 were revenue recognized for the three months ended June 30, 2023.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 15—Segment Reporting”).

As of June 30, 2023, there were $625,132 receipts in advance from customers. As of March 31, 2023, there was $928,393 receipts in advance from a customer. The Company recorded the receipts in advance as deferred revenue on the consolidated balance sheet as of June 30, 2023 and March 31, 2023. These advances arose from $573,078 deposits from customers for estimate shipments after the three months ended June 30, 2023 and $52,054 of early settlements from a customer’s supply chain program that arranged for payments in accordance with estimated shipment dates before June 30, 2023 while the actual shipment dates were after the three months ended June 30, 2023.

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $442,483 and $409,189 for the three months ended June 30, 2023 and 2022, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success, Ever Winland, and J&B are registered in Hong Kong and are subject to profit tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 18% or 20% plus a 1% social contribution starting from January 1, 2022 to December 31, 2022. Effective January 1, 2023, the income tax rate increased to 19% or 20%, plus a 1% social contribution.

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

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of comprehensive income. No significant uncertainty in tax positions relating to income taxes was incurred during the three months ended June 30, 2023 and 2022.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, Ever Winland and J&B, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of comprehensive income as incurred, and the total amount of transaction gains and losses were immaterial for the three months ended June 30, 2023 and 2022.

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

	June 30, 2023	March 31, 2023
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8359	US$1=HKD7.8496
	US$1=CNY7.2542	US$1=CNY6.8666
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8390	US$1=HKD7.8383
	US$1=CNY7.0071	US$1=CNY6.8506

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See “Note 14–Earnings per Share”).

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive loss. The foreign currency translation loss resulting from translation of the financial statements expressed in JOD or HKD or CNY to US$ is reported in other comprehensive loss in the consolidated statements of comprehensive income.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, bills receivable, amount due from a related party, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2023 and March 31, 2023 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2023 and March 31, 2023, respectively, $6,691,412 and $7,264,247 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of June 30, 2023 and March 31, 2023, $532,107 and $172,939 of the Company’s cash was on deposit at financial institutions in China, respectively. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to $68,926) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of June 30, 2023 and March 31, 2023, $12,617,667 and $11,700,512 of the Company’s cash was on deposit at financial institutions in Hong Kong, respectively, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of June 30, 2023 and March 31, 2023, $142,185 and $171,496 of the Company’s cash was on deposit in the United States, respectively, and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Advance to suppliers are typically unsecured and derived from deposit placed to suppliers to secure the quantity of raw materials and garments for production. The Company is exposed to credit risk in that the supplier will not deliver the required quantity to the Company. The risk is mitigated by the Company’s assessment of its production requirement and its suppliers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended June 30, 2023, two customers accounted for 66% and 21% of the Company’s total revenue, respectively. For the three months ended June 30, 2022, two customers accounted for 66% and 23% of the Company’s total revenue, respectively. As of June 30, 2023, three customers accounted of 33%, 28%, and 17% of the Company’s total accounts receivable balance, respectively. As of March 31, 2023, four customer accounts for 50%, 13%, 10%, and 10% of the Company’s total accounts receivable balance, respectively.

For the three months ended June 30, 2023, the Company purchased approximately 23%, 16%, and 10% of its garments and raw materials from three major suppliers, respectively. For the three months ended June 30, 2022, the Company purchased approximately 11% of its garments from one major supplier. As of June 30, 2023, accounts payable to the Company’s three major suppliers accounted for 22%, 17%, and 10% of the total accounts payable balance, respectively. As of March 31, 2023, accounts payable to the Company’s one major supplier accounted for 36% of the total accounts payable balance.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or cash flow as previously reported.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of the Company’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In November 2019, the FASB issued ASU 2019-10, which amended the effective dates of ASU 2016-13. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies (“SRC”) as defined by the SEC, ASU 2016-13 will become effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 will become effective for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an SRC, the Company plans to adopt this ASU effective April 1, 2023. The Company adopted ASU 2016-13 effective April 1, 2023 and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements and disclosures.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	June 30, 2023	March 31, 2023
Trade accounts receivable	$6,632,040	$2,462,120
Less: allowances for doubtful accounts	221,583	221,583
Accounts receivable, net	$6,410,457	$2,240,537

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	June 30, 2023	March 31, 2023
Raw materials	$3,103,522	$15,240,198
Work-in-progress	2,469,707	2,932,519
Finished goods	18,227,178	14,484,116
Total inventory	$23,800,407	$32,656,833

As of June 30, 2023 and March 31, 2023, the Company had $nil inventory valuation reserve as the Company arranged its inventory based on 93.7% and 93.4% with actual orders received, respectively. 6.3% and 6.6% of inventories held on hand were associated with unfulfilled sales orders, respectively.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of	As of
	June 30, 2023	March 31, 2023
Advance to suppliers	$3,212,701	$1,533,091
Less: allowances for doubtful accounts	-	-
Advance to suppliers, net	$3,212,701	$1,533,091

NOTE 7 – LEASES

The Company has 52 operating leases for manufacturing facilities, offices and staff dormitories. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2023	March 31, 2023
ROU assets	$940,800	$974,761

Operating lease liabilities – current	$413,412	$481,502
Operating lease liabilities – non-current	319,786	287,247
Total operating lease liabilities	733,198	768,749

The weighted average remaining lease terms and discount rates for all of operating leases were as follows:

Remaining lease term and discount rate:

	30 June, 2023	31 March, 2023
Weighted average remaining lease term (years)	1.7	1.6

Weighted average discount rate	6.1%	6.1%

During the three months ended June 30, 2023 and 2022, the Company incurred total operating lease expenses of $650,774 and $639,719, respectively.

NOTE 7 – LEASES (continued)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of June 30, 2023:

2024	$544,239
2025	289,711
2026	154,723
2027	5,395
2028	-
Thereafter	-
Total lease payments	994,068
Less: imputed interest	(53,268)
Less: prepayments	(207,602)
Present value of lease liabilities	$733,198

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of	As of
	June 30, 2023	March 31, 2023
Land (3)	$2,200,334	$2,200,334
Property and buildings (3)	9,308,426	9,308,426
Equipment and machinery	11,855,770	11,853,445
Office and electric equipment	1,021,824	992,735
Automobiles	871,275	871,756
Leasehold improvements	4,118,883	4,088,980
Subtotal	29,376,512	29,315,676
Construction in progress (1)(2)	8,617,332	7,182,367
Less: Accumulated depreciation and amortization	(14,738,487)	(14,142,469)
Property, plant and equipment, net	$23,255,357	$22,355,574

(1)	In January 2022, the Company commenced a construction project of an expansion of the Company’s own premises in Al Tajamouat Industrial City, Jordan. Through June 30, 2023, the Company had paid approximately JOD 874,000 (approximately $1,233,000) and the entire balance was recorded as construction in progress. The project is completed and start to use in July 2023.

(2)	In April 2022, the Company commenced a construction project to build a dormitory for employees. The construction is built on a land of 4,516 square meters (approximately 48,608 square feet) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2020. The dormitory is expected to cost $8.8 million. Through June 30, 2023, the Company had spent approximately JOD 5.2 million (approximately $7.4 million) for the construction. The dormitory is expected to be completed and ready for use by end of 2023.

(3)	In August 2022, the Company completed the acquisitions of Ever Winland and Kawkab Venus. Ever Winland holds office premises of HKD 39.6 million (approximately $5.1 million), which are classified as property and buildings. Kawkab Venus holds land with factory premises, which are classified as land and property and buildings of approximately $370,000 and approximately $2.3 million, respectively. Ever Winland and Kawkab Venus only contain fixed assets (buildings and land) and neither of these two entities had any other assets or liabilities, operations, or employees as of their respective acquisition dates, so the acquisitions of Ever Winland and Kawkab Venus were accounted as asset acquisitions.

For the three months ended June 30, 2023 and 2022, depreciation and amortization expenses were $608,776 and $630,999, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of June 30, 2023 and March 31, 2023. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,294,840 shares of common stock outstanding as of June 30, 2023 and March 31, 2023, respectively.

On June 24, 2021, the Board of Directors approved the grant of 200,000 Restricted Stock Units (“RSUs”) under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. All RSUs were vested and 200,000 additional shares were issued on June 30, 2022.

On June 13, 2022, the Board of Directors authorized a share repurchase program, under which the Company may repurchase up to $3.0 million of its outstanding shares of common stock. The share repurchase program was effective through March 31, 2023. As of June 30, 2023, 239,478 shares had been repurchased at market rate with a total consideration of $1,169,046.

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

Dividends

During the fiscal year ending March 31, 2024, on May 23, 2023, the Board of Directors declared a cash dividend of $0.05 per share of common stock. The cash dividend of $614,742 was paid in full on June 9, 2023.

During the fiscal year ended March 31, 2023, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 3, 2023, November 4, 2022, August 5, 2022, and May 16, 2022, respectively. The cash dividends of $618,886, $621,809, $626,716, and $616,716 were paid in full on February 21, 2023, November 28, 2022, August 24, 2022, and June 3, 2022, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. The major assumptions used in the Black Scholes model included the followings: the expected term is five years; risk-free interest rate is 1.8% to 2.8%; and the expected volatility is 50.3% to 52.2%. All of the outstanding warrants were fully vested. 137,210 and 57,200 warrants expired in fiscal 2023 and 2024, respectively.

All stock warrants activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock warrants outstanding at March 31, 2023	57,200	$8.75
Granted	-	-
Exercised	-	-
Expired	(57,200)	8.75
Stock warrants outstanding at June 30, 2023	-	$-

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. On June 30, 2023, the Company had 1,029,150 of shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2023	1,136,500	$6.90
Granted	-	-
Exercised	-	-
Expired	(986,500)	7.00
Stock options outstanding at June 30, 2023	150,000	$6.25

All these outstanding options were fully vested and exercisable. As of June 30, 2023, there were 986,500 stock options expired and 150,000 stock options outstanding. The weighted average remaining life of the options is 5.5 years.

NOTE 10 – STOCK-BASED COMPENSATION (Continued)

Restricted Stock Units

On June 24, 2021, the Board of Directors approved the grant of 200,000 RSUs under the Plan to 32 executive officers` and employees of the Company, with a one-year vesting period. The fair value of these RSUs on June 24, 2021 was $1,266,000, based on the market price of the Company’s common stock as of the date of the grant. On June 30, 2022, all 200,000 RSUs were vested.

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. The fair value of these RSUs on February 15, 2023 was $1,937,695, based on the market price of the Company’s common stock as of the date of the grant. As of June 30, 2023, there were $1,574,473 unrecognized stock-based compensation expenses to be recognized to February 2025 and 405,100 RSUs remained.

RSU activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSU outstanding at March 31, 2023	405,100	$4.78
Granted	-	-
Vested	-	-
Forfeited	-	-
RSU outstanding at June 30, 2023	405,100	$4.78

Total expenses related to the RSU issued were $240,802 and $294,822 for the three months ended June 30, 2023 and 2022, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, and Chairman, and a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Victory Apparel (Jordan) Manufacturing Company Limited (“Victory Apparel”)	Affiliate, controlled by the Company’s President, Chief Executive Officer, Chairman, and a significant stockholder	Borrowings

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

a. Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended June 30, 2023 and 2022.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended June 30, 2023 and 2022.

b. Borrowings from a related party

As of June 30, 2023 and March 31, 2023, the Company had outstanding balances due to Victory Apparel of $nil and $nil, respectively. The advances of $300,166 as of March 31, 2022 were non-interest bearing and due on demand. The advances were repaid in the first quarter of fiscal 2023.

NOTE 12 – CREDIT FACILITIES

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of June 30, 2023 and March 31, 2023, the Company had $nil outstanding in import invoice financing under the SCBHK facility. In June 2022, the Company was informed by SCBHK that the facility was cancelled due to persistently low usage and zero loan outstanding.

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is revised based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses consolidated statements of comprehensive income. For the three months ended June 30, 2023 and 2022, the early payment charge was $356,247 and $87,114 respectively. As of June 30, 2023, there was $52,054 in receipts in advance from a customer. The Company recorded the receipts in advance as deferred revenue on the consolidated balance sheet as of June 30, 2023.

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

As of June 30, 2023 and March 31, 2023, the Company had $3,117,337 and $nil outstanding under the DBSHK facility, respectively. The DBSHK facility is reviewed annually.

On June 1, 2023, the Company received documents from Capital Bank of Jordan for a credit facility of $10 million, and entered into the credit facility after reviewing the documents. Execution is still in process and the credit facility is not effective as of the date of this quarterly report.

NOTE 13 – NONCONTROLLING INTEREST

On March 20, 2023, Treasure Success and P.T. Eratex (Hong Kong) Limited entered into a Joint Venture and Shareholders’ Agreement, pursuant to which Treasure Success and P.T Eratex (Hong Kong) Limited acquired 51% and 49% of the equity interest in J&B, respectively, on April 11, 2023. J&B did not generate any income but incurred certain expenses for the three months ended June 30, 2023. The loss was $2,880 for the three months ended June 30, 2023. Noncontrolling interest as of June 30, 2023 was $29,954.

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2023 and 2022. As of June 30, 2023, 555,100 RSU and stock options were outstanding. For the three months ended June 30, 2023, all RSU and stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the three months ended June 30, 2022, 1,220,950 warrants and stock options were excluded from the EPS calculation, as the result would be anti-dilutive.

	Three Months Ended
	June 30,
	2023	2022
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$496,526	$1,721,382

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,294,840	12,336,516
Dilutive securities – unexercised warrants and options	-	165,862
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,294,840	12,502,378
Basic and diluted earnings per share	$0.04	$0.14

NOTE 15 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision-maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended June 30, 2023 and 2022, outerwear accounted for approximately 94.2% and 93.4% of total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended June 30, 2023 and 2022, respectively.

	For the Three Months Ended June 30,
	2023	2022
United States	$32,662,429	$31,407,405
Mexico	591,626	405,773
Jordan	304,637	1,477,214
Others	1,176,965	146,169
Total	$34,735,657	$33,436,561

72.3% and 26.8% of long-lived assets were located in Jordan and Hong Kong, respectively, as of June 30, 2023.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of June 30, 2023, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

NOTE 17 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to the regulations of the Income Tax Department in Jordan. In accordance with the Investment Encouragement Law, Jerash Garments’ export sales to overseas customers were entitled to a 100% income tax exemption for a period of 10 years commencing on the first day of production. This exemption had been extended for five years until December 31, 2018. Effective January 1, 2019, the Jordanian government reclassified the area where Jerash Garments and its subsidiaries are to a Development Zone. In accordance with the Development Zone law, Jerash Garments and its subsidiaries were subject to income tax at income tax rate of 18% or 20% plus a 1% social contribution from January 1, 2022 to December 31, 2022. Effective from January 1, 2023, the income tax rate raised to 19% or 20% plus 1% social contribution.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act imposed tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. Additionally, under the provisions of the Tax Act, for taxable years beginning after December 31, 2017, the foreign earnings of Jerash Garments and its subsidiaries are subject to U.S. taxation at the Jerash Holdings level under the new Global Intangible Low-Taxed Income (“GILTI”) regime.

Interim income tax expenses or benefit is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full fiscal year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended June 30, 2022 was 37.6% and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

NOTE 18 – SUBSEQUENT EVENTS

On August 4, 2023, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on August 23, 2023 to stockholders of record as of the close of business on August 16, 2023.

On July 12, 2023, Treasure Success entered into a memorandum of understanding (the “MOU”) with Newtech Textile (HK) Limited for the possible establishment of a fabric facility in Jordan. The MOU is not legally binding except for the provisions on exclusivity, confidentiality, and governing law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and in subsequent reports that we file with the U.S. Securities and Exchange Commission (the “SEC”).

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 28, 2023. References to fiscal 2024 and fiscal 2023 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ending March 31, 2024 and fiscal year ended March 31, 2023, respectively.

Results of Operations

Three months ended June 30, 2023 and 2022

The following table summarizes the results of our operations during the three-month periods ended June 30, 2023 and 2022, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$34,736	100%	$33,437	100%	$1,299	4%
Cost of goods sold	29,168	84%	26,814	80%	2,354	9%
Gross profit	5,568	16%	6,623	20%	(1,055)	(16)%

Selling, general and administrative expenses	4,235	12%	4,019	12%	216	5%
Stock-based compensation expenses	241	1%	295	1%	(54)	(18)%
Other expenses, net	299	1%	28	0%	271	968%
Net income before taxation	$793	2%	$2,281	7%	$(1,488)	(65)%
Income tax expense	298	1%	560	2%	(262)	(47)%
Net income	$495	1%	$1,721	5%	$(1,226)	(71)%

Revenue. Revenue increased by approximately $1.3 million, or 4%, to $34.7 million, for the three months ended June 30, 2023, from approximately $33.4 million for the same period in fiscal 2023. The slight increase was mainly due to an increase in shipments to some of our major customers in the U.S.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended June 30, 2023 and 2022.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$22,780	66%	$22,067	66%
New Balance	7,292	21%	7,597	23%
G-III	2,182	6%	1,470	4%
Others	2,482	7%	2,303	7%
Total	$34,736	100%	$33,437	100%

(1)	A large portion of our products are sold under The North Face and Timberland brands which are owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$32,662	94%	$31,408	94%	$1,254	4%
Mexico	592	2%	406	1%	186	46%
Others	1,482	4%	1,623	5%	(141)	(9)%
Total	$34,736	100%	$33,437	100%	$1,299	4%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase of approximately 4% in sales to the U.S. during the three months ended June 30, 2023, was mainly attributable to more shipments being delivered to some of our major customers in the U.S.

During the three months ended June 30, 2023, aggregate sales to Mexico and other locations increased by 2% from $2.0 million to $2.1 million from the same period last year as we are maintaining a similar customer mix in both periods.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $2.4 million, or 9%, to approximately $29.2 million, for the three months ended June 30, 2023, from approximately $26.8 million for the same period in fiscal 2023. As a percentage of revenue, the cost of goods sold increased by approximately 4% points to 84% for the three months ended June 30, 2023 from 80% for the same period in fiscal 2023. The increase in cost of goods sold as a percentage of revenue was primarily attributable to a different product mix with the increase in some orders with lower margin.

For the three months ended June 30, 2023, we purchased 23%, 16%, and 10% of our garments and raw materials from three major suppliers, respectively. For the three months ended June 30, 2022, we purchased 11% of our garments from one major supplier.

Gross profit margin. Gross profit margin was approximately 16% for the three months ended June 30, 2023, which decreased by 4% points from 20% for the same period in fiscal 2023. The decrease in gross profit margin was primarily driven by a shift in product mix with more orders that generate lower profit margin.

Operating expenses. Operating expenses increased by 5%, or approximately $0.2 million, for the three months ended June 30, 2022, to approximately $4.5 million for the three months ended June 30, 2023. The increase was primarily due to an increase in staff salary, depreciation, and insurance.

Other expenses, net. Other expenses, net was approximately $0.3 million for the three months ended June 30, 2023, as compared to other expenses, net of approximately $28,000 for the same period in fiscal 2023. The increase was primarily due to higher interest expense arisen from participating in supply chain financing programs of certain customers.

Income tax expenses. Income tax expenses for the three months ended June 30, 2023 were approximately $0.3 million compared to income tax expenses of $0.6 million for the same period in fiscal 2023. The increase in the effective tax rate mainly resulted from the higher proportion of the operating loss of a Hong Kong subsidiary and our holding company in our group profit and the increase of corporate income tax rate in Jordan from a combined rate of 19% to 20% or 21% since January 1, 2023. The effective tax rate rose to 38% for the three months ended June 30, 2023, as compared to 25% for the three months ended June 30, 2022.

Net income. Net income for the three months ended June 30, 2023 was approximately $0.5 million compared to net income of approximately $1.7 million for the same period in fiscal 2023. The decrease was mainly attributable to a different product mix with a lower profit margin and an increases in SG&A and interest expenses.

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

As of June 30, 2023, we had cash of approximately $18.5 million and restricted cash of approximately $1.6 million compared to cash of approximately $17.8 million and restricted cash of approximately $1.6 million as of March 31, 2023. The increase in total cash was mainly a result of the decrease in inventory and the reporting of the net profit of $0.5 million.

Our current assets as of June 30, 2023 were approximately $54.8 million and our current liabilities were approximately $13.3 million, which resulted in a ratio of approximately 4.1 to 1. As of March 31, 2023, our current assets were approximately $57.3 million and our current liabilities were $14.4 million, resulting in a ratio of 4.0 to 1.

The primary drivers in the decrease in current assets were the decrease in inventory in this period.

The primary driver in the decrease in current liabilities was the decrease in accounts payable for raw material purchases, accruals, and income tax payables that in aggregate outpaced the increase in credit facilities.

Total equity as of June 30, 2023 was approximately $68.3 million compared to $68.2 million as of March 31, 2023.

We had net working capital of $41.5 million and $42.8 million as of June 30, 2023 and March 31, 2023, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date this Quarterly Report is released.

Since May and October 2021, we have participated in supply chain financing programs of two of our major customers, respectively. The programs allow us to receive early payments for approved sales invoices submitted by us through the bank the customer cooperates with. For any early payments received, we are subject to an early payment charge imposed by the customer’s bank, for which the rate is Secured Overnight Financing Rate plus a spread. The arrangement allows us to have better liquidity without the need to incur administrative charges and handling fees as in bank financing. Due to the rising interest rate, we have suspended our participation in one of the above supply chain financing programs.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

DBSHK Facility Letter

Pursuant to the DBSHK facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success. Pursuant to the facility, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of June 30, 2023 and March 31, 2023, we had approximately $3.1 million and $nil outstanding under this DBSHK facility, respectively.

Capital Bank of Jordan Credit Facility

We received documents from Capital Bank of Jordan for a credit facility of $10 million, and entered into the credit facility on June 1, 2023 after reviewing the documents. Execution is still in process and the credit facility is not effective as of the date of this quarterly report. Details of the credit facility will be provided after execution is complete and the facility is effective.

Three months ended June 30, 2023 and 2022

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three months ended June 30,
	2023	2022
Net cash provided by/(used in) operating activities	$25	$(473)
Net cash used in investing activities	(1,773)	(3,381)
Net cash provided by financing activities	2,502	213
Effect of exchange rate changes on cash and restricted cash	(95)	(117)
Net increase (decrease) in cash and restricted cash	659	(3,758)
Cash and restricted cash, beginning of three-month period	19,412	26,583
Cash and restricted cash, end of three-month period	$20,071	$22,825

Operating Activities

Net cash provided by operating activities was approximately $25,000 for the three months ended June 30, 2023, compared to cash used in operating activities of approximately $0.5 million for the same period in fiscal 2023. The increase in net cash provided by operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $8.9 million in the three months ended June 30, 2023 compared to an increase of $0.7 million in the same period in fiscal 2023;

●	an increase in accounts receivable of $4.2 million in the three months ended June 30, 2023 compared to an increase of $31,000 in the same period in fiscal 2023;

●	an increase of advance to suppliers of $1.7 million compared to an increase of $2.2 million in the same period in fiscal 2023;

●	a decrease of accounts payable of $2.2 million in the three months ended June 30, 2023 compared to a decrease of $0.6 million in the same period in fiscal 2023; and

●	a decrease of net income to $0.5 million in the three months ended June 30, 2023 from a net income of $1.7 million in the same period in fiscal 2023.

Investing Activities

Net cash used in investing activities was approximately $1.8 million for the three months ended June 30, 2023, compared to approximately $3.4 million in the same period in fiscal 2023. The net cash used in investing activities in the three months ended June 30, 2023 was mainly used in investment in property, plant, and machinery including the ongoing construction of a dormitory and factory expansion.

Financing Activities

Net cash provided by financing activities was approximately $2.5 million for the three months ended June 30, 2023, which was the net effect of dividend payments of approximately $0.6 million, and the net proceeds from short-term loans of approximately $3.1 million. There was a net cash inflow of approximately $0.2 million in the same period in fiscal 2023 resulting from the net effect of dividend payments, repayment to a related party, and the proceeds from an issuance of common stock.

Statutory Reserves

In accordance with the corporate law in Jordan, Jerash Holdings’ subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital, in accordance with corporate laws in China. These reserves are not available for dividend distribution. The statutory reserves were $410,847 and $379,323 as of June 30, 2023 and 2022, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of June 30, 2023 and 2022.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of June 30,
	2023	2022
Statutory Reserves	$411	$379
Total Restricted Net Assets	$411	$379
Consolidated Net Assets	$68,292	$70,586
Restricted Net Assets as Percentage of Consolidated Net Assets	0.60%	0.54%

Total restricted net assets accounted for approximately 0.6% of our consolidated net assets as of June 30, 2023. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $1.8 million and $3.4 million for the three months ended June 30, 2023 and 2022, for plant and machinery and the construction of a dormitory in both periods and factory expansion, and acquisition of Ever Winland in fiscal 2023. For the three months ended June 30, 2023, payments for additional plant and machinery, and construction of a dormitory and factory expansion, amounted to approximately $338,000 and $1.4 million respectively. For the three months ended June 30, 2022, payments for additional plant and machinery, construction of a dormitory and factory expansion, and the acquisition of Ever Winland amounted to approximately $0.3 million, $1.8 million, and $1.3 million, respectively.

In 2018, we commenced another project to build a 54,000 square-foot factory in Al-Hasa County in the Tafilah Governorate of Jordan, which started operation in November 2019 with approximately 240 workers. This project was constructed in conjunction with the Jordanian Ministry of Labor and the Jordanian Education and Training Department.

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately three acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employees with an aggregate purchase price JOD 863,800 (approximately $1,218,303). Management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. We are conducting engineering design and study on this project with the business growth potential brought about by the new business collaboration with Busana Apparel Group.

On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with an aggregate purchase price JOD 313,501 (approximately $442,162). We expect to spend approximately $8.8 million in capital expenditures to build the dormitory. Due to the ongoing COVID-19 pandemic, management decided to put on hold the construction project in fiscal 2021 to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the outbreak. The preparation work resumed in early 2021 and construction work commenced in April 2021. The dormitory is expected to be completed and ready for use by the end of 2023.

We project that there will be an aggregate of approximately $2.6 million and $8.5 million of capital expenditures in the fiscal years ending March 31, 2024 and 2025, respectively, for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from the operations of our subsidiaries to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of June 30, 2023, concluded that our disclosure controls and procedures were ineffective as of that date based on reasons set forth below.

In the annual report for fiscal 2023 filed on June 28, 2023, the management concluded that, as of March 31, 2023, our internal control over financial reporting was not effective due to certain control deficiencies that are deemed as material weaknesses, including:

-	We failed to maintain effective controls over period-end financial reporting, specifically related to income taxes and the reconciliation of account level balances that resulted in errors; and

-	There were ineffective information technology general controls in the areas of privileged user access and the review of user access over certain information technology systems that support our financial reporting processes.

Based on the above, we have implemented measures to address the weaknesses by:

-	improving the checking and documentation of account level balance reconciliation;

-	communicating with external professional consultant to strengthen our work and review on US tax issues; and

-	rolling out a password control mechanism to exercise control and check on the work of the privileged user access for all information technology systems supporting our financial reporting processes.

While we believe the Company’s remediation efforts to-date have improved and will continue to improve our disclosure controls and procedures, remediation of the material weaknesses will require validation and testing of the operating effectiveness of our disclosure controls over a sustained period of financial reporting cycles. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine additional measures are necessary to address control deficiencies or determine that it is necessary to modify the remediation plan described above. Management cannot provide assurance as to when the Company will remediate such weaknesses, nor can management be certain of whether additional actions will be required or the costs of any such actions.

Our remediation efforts are ongoing and are subject to continued management review supported by ongoing design and testing. Notwithstanding the material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Treasure Success entered into a memorandum of understanding (the “MOU”) with Newtech Textile (HK) Limited on July 12, 2023, for the possible establishment of a fabric facility in Jordan. The MOU is not legally binding except some provisions on exclusivity, confidentiality, and governing law.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	POS AM	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1+	Unified Work Contract for Migrant Workers, dated May 1, 2023, by and between Jerash Garments and Fashions Manufacturing Company Limited and Wei Yi	10-K	001-38474	10.1	June 28, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 10, 2023	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)