Form 10-K/A
period 2023-03-31
Jerash Holdings (US), Inc.
filed 2023-10-05
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor Firm Id: 688 Auditor Name: Marcum LLP Auditor Location: Marlton, New Jersey, United States

Auditor Firm Id: 711 Auditor Name: Friedman LLP Auditor Location: New York, New York, United States

Explanatory Note

Jerash Holdings (US), Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) to (i) amend the cover page of the Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “Original Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 28, 2023 to reflect that the Company is no longer an emerging growth company, (ii) amend the Risk Factors section to remove a risk factor no longer applicable to us, (iii) provide a revised report of the Company’s independent registered public accounting firm for the year ended March 31, 2023, which reflects the addition of critical audit matters, since the Company is no longer an emerging growth company, and (iv) provide updated consents of the Company’s independent registered public accounting firms.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer.

Except as described above, no other changes have been made to the Original Form 10-K and this Amendment does not reflect events occurring after the filing of the Original Form 10-K, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the Original Form 10-K.

Jerash Holdings (US), Inc.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED MARCH 31, 2023

INDEX

		Page
	PART I

Item 1A.	Risk Factors	1

	PART II

Item 8	Financial Statements and Supplementary Data	F-1

	PART IV

Item 15	Exhibits and Financial Statement Schedules	12

Exhibits		12
Signatures		13

i

PART I

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

PART II

Item 8. Financial Statements and Supplementary Data.

JERASH HOLDINGS (US), INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jerash Holdings (US), Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Jerash Holdings (US), Inc. (the “Company”) as of March 31, 2023, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

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

Property, Plant, and Equipment (continued)

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Amendment.

(b) Exhibits

The following is a list of all exhibits filed as part of this Amendment.

Exhibit Number	Description	Location
23.1	Consent of Marcum LLP	Filed herewith

23.2	Consent of Friedman LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Amendment and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERASH HOLDINGS (US), INC.

Date: October 5, 2023	By:	/s/ Gilbert K. Lee
	Name:	Gilbert K. Lee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on October 5, 2023.

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