Form 10-Q
period 2023-09-30
Jerash Holdings (US), Inc.
filed 2023-11-14
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 12,294,840 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2023

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$21,201,642	$17,801,614
Accounts receivable, net	5,201,679	2,240,537
Bills receivable	-	87,573
Tax recoverable	-	16,763
Inventories	18,713,863	32,656,833
Prepaid expenses and other current assets	2,132,934	2,947,815
Advance to suppliers, net	3,443,334	1,533,091
Total Current Assets	50,693,452	57,284,226

Restricted cash - non-current	1,608,074	1,609,989
Long-term deposits	749,154	841,628
Deferred tax assets, net	153,873	153,873
Property, plant and equipment, net	24,682,883	22,355,574
Goodwill	499,282	499,282
Right of use assets	718,418	974,761
Total Assets	$79,105,136	$83,719,333

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$4,252,112	$5,782,570
Accrued expenses	2,679,485	2,930,533
Income tax payable - current	1,458,777	2,846,201
Other payables	1,211,812	1,477,243
Deferred revenue	232,387	928,393
Amount due to a noncontrolling interest	31,677	-
Operating lease liabilities - current	345,171	481,502
Total Current Liabilities	10,211,421	14,446,442

Operating lease liabilities - non-current	246,341	287,247
Income tax payable - non-current	417,450	751,410
Total Liabilities	10,875,212	15,485,099

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,534,318 shares issued, 12,294,840 shares outstanding	12,534	12,534
Additional paid-in capital	23,415,296	22,931,046
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	410,847	410,847
Retained earnings	45,804,741	46,172,082
Accumulated other comprehensive loss	(277,729)	(123,229)
Total Jerash Holdings (US), Inc.’ Stockholders’ Equity	68,196,643	68,234,234

Noncontrolling interest	33,281	-
Total Equity	68,229,924	68,234,234

Total Liabilities and Equity	$79,105,136	$83,719,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022

Revenue, net	$33,357,108	$37,825,695	$68,092,765	$71,262,256
Cost of goods sold	27,985,077	30,907,908	57,153,194	57,722,102
Gross Profit	5,372,031	6,917,787	10,939,571	13,540,154

Selling, general, and administrative expenses	4,240,588	4,308,084	8,475,506	8,326,782
Stock-based compensation expenses	243,448	-	484,250	294,822
Total Operating Expenses	4,484,036	4,308,084	8,959,756	8,621,604

Income from Operations	887,995	2,609,703	1,979,815	4,918,550

Other Income (Expenses):
Interest expenses	(359,234)	(163,595)	(748,185)	(251,437)
Other income, net	192,523	57,807	282,750	118,049
Total other expenses, net	(166,711)	(105,788)	(465,435)	(133,388)

Net income before provision for income taxes	721,284	2,503,915	1,514,380	4,785,162

Income tax expenses	352,340	712,163	650,321	1,272,028

Net income	368,944	1,791,752	864,059	3,513,134

Net gain attributable to noncontrolling interest	(3,327)	-	(1,916)	-
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$365,617	$1,791,752	$862,143	$3,513,134

Net income	$368,944	$1,791,752	$864,059	$3,513,134
Other Comprehensive Loss:
Foreign currency translation loss	(59,841)	(216,210)	(154,500)	(333,870)
Total Comprehensive Income	309,103	1,575,542	709,559	3,179,264
Comprehensive loss attributable to noncontrolling interest	(3,327)	-	(1,916)	-
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$305,776	$1,575,542	$707,643	$3,179,264

Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$0.03	$0.14	$0.07	$0.28

Weighted Average Number of Shares
Basic	12,294,840	12,498,431	12,294,840	12,416,823
Diluted	12,294,840	12,498,431	12,294,840	12,485,512

Dividend per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive Gain	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	(Loss)	interest	Equity
Balance at March 31, 2022	-	$-	12,334,318	$12,334	$22,517,346	$-	$379,323	$46,268,110	$127,145	$-	$69,304,258
											-
Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	294,822	-	-	-	-	-	294,822
Issuance of common stocks upon vesting of restricted stock units	-	-	200,000	200	(200)	-	-	-	-	-	-
Share repurchase	-	-	-	-	-	(547,713)	-	-	-	-	(547,713)
Net income	-	-	-	-	-	-	-	3,513,134	-	-	3,513,134
Dividend payments	-	-	-	-	-	-	-	(1,243,432)	-	-	(1,243,432)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(333,870)	-	(333,870)

Balance at September 30, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$(547,713)	$379,323	$48,537,812	$(206,725)	$-	$70,987,199

Balance at March 31, 2023	-	$-	12,534,318	$12,534	$22,931,046	$(1,169,046)	$410,847	$46,172,082	$(123,229)	$-	$68,234,234

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	484,250	-	-	-	-	-	484,250
Allocation of J&B shares	-	-	-	-	-	-	-	-	-	31,365	31,365
Net income	-	-	-	-	-	-	-	862,143	-	1,916	864,059
Dividend payments	-	-	-	-	-	-	-	(1,229,484)	-	-	(1,229,484)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(154,500)	-	(154,500)

Balance at September 30, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,415,296	$(1,169,046)	$410,847	$45,804,741	$(277,729)	$33,281	$68,229,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive Gain	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	(Loss)	interest	Equity
Balance at June 30, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$-	$379,323	$47,372,776	$9,485	$-	$70,586,086

Share repurchase	-	-	-	-	-	(547,713)	-	-	-	-	(547,713)
Net income	-	-	-	-	-	-	-	1,791,752	-	-	1,791,752
Dividend payment	-	-	-	-	-	-	-	(626,716)	-	-	(626,716)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(216,210)	-	(216,210)

Balance at September 30, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$(547,713)	$379,323	$48,537,812	$(206,725)	$-	$70,987,199

Balance at June 30, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,171,848	$(1,169,046)	$410,847	$46,053,866	$(217,888)	$29,954	$68,292,115

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	243,448	-	-	-	-	-	243,448
Net income	-	-	-	-	-	-	-	365,617	-	3,327	368,944
Dividend payment	-	-	-	-	-	-	-	(614,742)	-	-	(614,742)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(59,841)	-	(59,841)

Balance at September 30, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,415,296	$(1,169,046)	$410,847	$45,804,741	$(277,729)	$33,281	$68,229,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$864,059	$3,513,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,224,322	1,184,940
Stock-based compensation expenses	484,250	294,822
Bad debt recovery	(66,980)	-
Amortization of operating lease right-of-use assets	416,090	548,849

Changes in operating assets:
Accounts receivable	(2,894,162)	7,018,987
Bills receivable	87,573	-
Inventories	13,942,970	(8,171,427)
Prepaid expenses and other current assets	814,878	336,710
Advance to suppliers	(1,910,244)	(986,600)
Changes in operating liabilities:
Accounts payable	(1,530,458)	5,696,686
Accrued expenses	(251,048)	679,586
Other payables	(265,431)	(749,837)
Amount due to noncontrolling interest	312	-
Deferred revenue	(696,006)	465,405
Operating lease liabilities	(336,984)	(455,604)
Income tax payable, net of recovery	(1,704,261)	262,106
Net cash provided by operating activities	8,178,880	9,637,757

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(635,878)	(379,600)
Payments for construction of properties	(2,575,669)	(2,641,614)
Acquisition of Ever Winland	-	(5,100,000)
Acquisition of Kawkab Venus	-	(2,200,000)
Payment for long-term deposits	(247,610)	(129,650)
Net cash used in investing activities	(3,459,157)	(10,450,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(1,229,484)	(1,243,432)
Investment of noncontrolling interest	31,365	-
Share repurchase	-	(547,713)
Repayment from short-term loan	(3,118,339)	(901,055)
Repayment to a related party	-	(300,166)
Proceeds from short-term loan	3,118,339	2,007,185
Net cash used in financing activities	(1,198,119)	(985,181)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	(123,491)	(334,064)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	3,398,113	(2,132,352)

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	19,411,603	26,583,488

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$22,809,716	$24,451,136

CASH, AND RESTRICTED CASH, END OF THE PERIOD	22,809,716	24,451,136
LESS: NON-CURRENT RESTRICTED CASH	1,608,074	1,437,339
CASH, END OF THE PERIOD	$21,201,642	$23,013,797

Supplemental disclosure information:
Cash paid for interest	$748,185	$251,437
Income tax paid	$2,371,705	$1,096,934

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$358,620	$232,877
Acquisition of Kawkab Venus by utilizing long-term deposit	$-	$500,000
Right of use assets obtained in exchange for operating lease obligations	$177,068	$68,932

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2023 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Operating results for the six months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending March 31, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its wholly owned subsidiaries, and a non-wholly owned subsidiary.

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity instruments in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity-classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B indirectly. The Company consolidates J&B and reports noncontrolling interest to determine the primary beneficiary of the risks and rewards of the non-wholly owned subsidiary. As of September 30, 2023, noncontrolling interest was $33,281.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of September 30, 2023 and March 31, 2023, the Company had no cash equivalents.

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

Construction in Progress

Construction in Progress (“CIP”) is recorded at cost for property, plant, and equipment where the asset is in construction or development. CIP accumulates cost of construction and transaction costs involved in the progress of acquiring the materials for construction or development. The Company does not commence depreciating the asset in CIP account because the asset has not yet been placed in service. Once an asset is placed in service, all costs associated with the asset that are recorded in the CIP account are transferred to property, plant, and equipment for the asset.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the six months ended September 30, 2023 and 2022.

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

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of September 30, 2023 and March 31, 2023, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the six months ended September 30, 2023 and 2022.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. The Company had contract liabilities of $232,387 and $928,393 as of September 30, 2023 and March 31, 2023. For the six months ended September 30, 2023 and 2022, there was no revenue recognized from performance obligations related to prior periods. As of September 30, 2023, $232,387 deferred revenue was expected to be recognized within fiscal year 2024. All the receipts in advance as of March 31, 2023 were revenue recognized for the six months ended September 30, 2023.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 15—Segment Reporting”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 30, 2023, there were $232,387 receipts in advance from customers. As of March 31, 2023, there was $928,393 receipts in advance from a customer. The Company recorded the receipts in advance as deferred revenue on the consolidated balance sheet as of September 30, 2023 and March 31, 2023. These advances arose from $232,387 of deposits from customers for estimated shipments after the six months ended September 30, 2023.

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general and administrative expenses. Total shipping and handling expenses were $656,536 and $516,614 for the three months ended September 30, 2023 and 2022, respectively. Total shipping and handling expenses were $1,099,019 and $925,803 for the six months ended September 30, 2023 and 2022, respectively.

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

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of comprehensive income. No significant uncertainty in tax positions relating to income taxes was incurred during the six months ended September 30, 2023 and 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, Ever Winland and J&B, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of income and comprehensive income as incurred, and the total amount of transaction gains and losses were immaterial for the six months ended September 30, 2023 and 2022.

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

	September 30, 2023	March 31, 2023
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8305	US$1=HKD7.8496
	US$1=CNY7.2942	US$1=CNY6.8666
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8314	US$1=HKD7.8383
	US$1=CNY7.1214	US$1=CNY6.8506

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, bills receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2023 and March 31, 2023 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2023 and March 31, 2023, respectively, $7,881,037 and $7,264,247 of the Company’s cash was on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of September 30, 2023 and March 31, 2023, $306,337 and $172,939 of the Company’s cash was on deposit at financial institutions in China, respectively. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to $68,548) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of September 30, 2023 and March 31, 2023, $14,334,696 and $11,700,512 of the Company’s cash was on deposit at financial institutions in Hong Kong, respectively, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of September 30, 2023 and March 31, 2023, $138,851 and $171,496 of the Company’s cash was on deposit in the United States, respectively, and are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended September 30, 2023, one customer account for 73% of the Company’s total revenue. For six months ended September 30, 2023, two customers accounted for 69% and 13% of the Company’s total revenue, respectively. For the three and six months ended September 30, 2022, two end-customers accounted for 64% and 11%, and 65% and 16% of the Company’s total revenue, respectively. As of September 30, 2023, five customers accounted of 18%, 17%, 17%, 16%, and 14% of the Company’s total accounts receivable balance, respectively. As of March 31, 2023, four customers accounted for 50%, 13%, 10%, and 10% of the Company’s total accounts receivable balance, respectively.

For the three months ended September 30, 2023, there was no major supplier. For the six months ended September 30, 2023, the Company purchased approximately 11% of its garments from one major supplier. For the three months ended September 30, 2022, the Company purchased approximately 23%, 20%, and 10% of its raw materials form three major suppliers, respectively. For the six months ended September 30, 2022, the Company purchased approximately 15% and 13%, of its raw material from two major suppliers, respectively. As of September 30, 2023, accounts payable to the Company’s two major suppliers accounted for 18% and 16% of the total accounts payable balance, respectively. As of March 31, 2023, accounts payable to the Company’s one major supplier accounted for 36% of the total accounts payable balance.

Risks and Uncertainties

The principal operations of the Company are located in Jordan. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in Jordan, as well as by the general state of the Jordanian economy. The Company’s operations in Jordan are subject to special considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic, and legal environment, foreign currency exchange, and the recent conflict between Israel and Hamas. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in Jordan. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, this may not be indicative of future results.

Since the inception of the turmoil in the Middle East, the Company has been closely monitoring the situation and keeping its customers informed. Currently, production is ongoing as usual, with no changes to customer orders or commitments, and both ports that the Company uses for import and export, in Aqaba and Haifa, are operating normally. However, in the event of any potential impact on the ports, the Company has prepared a contingency plan, approved by its major customers, to temporarily relocate production to alternate regions.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	September 30, 2023	March 31, 2023
Trade accounts receivable	$5,356,282	$2,462,120
Less: allowances for doubtful accounts	154,603	221,583
Accounts receivable, net	$5,201,679	$2,240,537

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	September 30, 2023	March 31, 2023
Raw materials	$7,767,360	$15,240,198
Work-in-progress	1,946,332	2,932,519
Finished goods	9,000,171	14,484,116
Total inventory	$18,713,863	$32,656,833

As of September 30, 2023 and March 31, 2023, the Company had $nil inventory valuation reserve as the Company arranged its inventory based on 92.2% and 93.4% with actual orders received, respectively. 7.8% and 6.6% of inventories held on hand were associated with unfulfilled sales orders, respectively.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of	As of
	September 30, 2023	March 31, 2023
Advance to suppliers	$3,443,334	$1,533,091
Less: allowances for doubtful accounts	-	-
Advance to suppliers, net	$3,443,334	$1,533,091

NOTE 7 – LEASES

The Company has 50 operating leases for manufacturing facilities, offices and staff dormitories. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

	September 30, 2023	March 31, 2023
ROU assets	$718,418	$974,761

Operating lease liabilities – current	$345,171	$481,502
Operating lease liabilities – non-current	246,341	287,247
Total operating lease liabilities	591,512	768,749

The weighted average remaining lease terms and discount rates for all of operating leases were as follows:

Remaining lease term and discount rate:

	September 30, 2023	March 31, 2023
Weighted average remaining lease term (years)	1.7	1.6

Weighted average discount rate	6.1%	6.1%

During the three months ended September 30, 2023 and 2022, the Company incurred total operating lease expenses of $653,933 and $626,994, respectively. During the six months ended September 30, 2023 and 2022, the Company incurred total operating lease expenses of $1,304,707 and $1,266,713, respectively

The following is a schedule, by fiscal years, of maturities of lease liabilities as of September 30, 2023:

2024	$315,977
2025	285,155
2026	151,180
2027	5,395
2028	-
Thereafter	-
Total lease payments	757,707
Less: imputed interest	(39,289)
Less: prepayments	(126,906)
Present value of lease liabilities	$591,512

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of	As of
	September 30, 2023	March 31, 2023
Land (3)	$2,200,334	$2,200,334
Property and buildings (1)(3)	10,540,962	9,308,426
Equipment and machinery	12,408,532	11,853,445
Office and electric equipment	1,036,061	992,735
Automobiles	1,020,680	871,756
Leasehold improvements	4,303,141	4,088,980
Subtotal	31,509,710	29,315,676
Construction in progress (2)	8,525,499	7,182,367
Less: Accumulated depreciation and amortization	(15,352,326)	(14,142,469)
Property, plant and equipment, net	$24,682,883	$22,355,574

(1)	In January 2022, the Company commenced a construction project of an expansion of the Company’s own premises in Al Tajamouat Industrial City, Jordan. Through September 30, 2023, the Company had paid approximately JOD 874,000 (approximately $1,233,000). The project is completed and start to use in July 2023.

(2)	In April 2022, the Company commenced a construction project to build a dormitory for employees. The construction is built on a land of 4,516 square meters (approximately 48,608 square feet) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2020. The dormitory is expected to cost $8.8 million. Through September 30, 2023, the Company had spent approximately JOD 6.0 million (approximately $8.5 million) for the construction. The dormitory is expected to be completed and ready for use by end of 2023.

(3)	In August 2022, the Company completed the acquisitions of Ever Winland and Kawkab Venus. Ever Winland holds office premises of HKD 39.6 million (approximately $5.1 million), which are classified as property and buildings. Kawkab Venus holds land with factory premises, which are classified as land and property and buildings of approximately $370,000 and approximately $2.3 million, respectively. Ever Winland and Kawkab Venus only contain fixed assets (buildings and land) and neither of these two entities had any other assets or liabilities, operations, or employees as of their respective acquisition dates, so the acquisitions of Ever Winland and Kawkab Venus were accounted as asset acquisitions.

For the three months ended September 30, 2023 and 2022, depreciation and amortization expenses were $615,546 and $553,941, respectively. For the six months ended September 30, 2023 and 2022, depreciation and amortization expenses were $1,224,322 and $1,184,940, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of September 30, 2023 and March 31, 2023. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,294,840 shares of common stock outstanding as of September 30, 2023 and March 31, 2023, respectively.

On June 24, 2021, the Board of Directors approved the grant of 200,000 Restricted Stock Units (“RSUs”) under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. All RSUs were vested and 200,000 additional shares were issued on June 30, 2022.

On June 13, 2022, the Board of Directors authorized a share repurchase program, under which the Company may repurchase up to $3.0 million of its outstanding shares of common stock. The share repurchase program was effective through March 31, 2023. As of September 30, 2023, 239,478 shares had been repurchased at market rate with a total consideration of $1,169,046.

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

Dividends

During the fiscal year ending March 31, 2024, the Board of Directors declared a cash dividend of $0.05 per share of common stock on August 4 and May 23, 2023, respectively. Two cash dividends of $614,742 each were paid in full on August 23, 2023 and June 9, 2023.

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

All stock warrants activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock warrants outstanding at March 31, 2023	57,200	$8.75
Granted	-	-
Exercised	-	-
Expired	(57,200)	8.75
Stock warrants outstanding at September 30, 2023	-	$-

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. On September 30, 2023, the Company had 1,029,150 of shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2023	1,136,500	$6.90
Granted	-	-
Exercised	-	-
Expired	(986,500)	7.00
Stock options outstanding at September 30, 2023	150,000	$6.25

All these outstanding options were fully vested and exercisable. As of September 30, 2023, there were 986,500 stock options expired and 150,000 stock options outstanding. The weighted average remaining life of the options is 5.3 years.

Restricted Stock Units

On June 24, 2021, the Board of Directors approved the grant of 200,000 RSUs under the Plan to 32 executive officers’ and employees of the Company, with a one-year vesting period. The fair value of these RSUs on June 24, 2021 was $1,266,000, based on the market price of the Company’s common stock as of the date of the grant. On June 30, 2022, all 200,000 RSUs were vested.

NOTE 10 – STOCK-BASED COMPENSATION (continued)

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. The fair value of these RSUs on February 15, 2023 was $1,937,695, based on the market price of the Company’s common stock as of the date of the grant. As of September 30, 2023, there were $1,331,025 unrecognized stock-based compensation expenses to be recognized to February 2025 and 405,100 RSUs remained.

RSU activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSU outstanding at March 31, 2023	405,100	$4.78
Granted	-	-
Vested	-	-
Forfeited	-	-
RSU outstanding at September 30, 2023	405,100	$4.78

Total expenses related to the RSU issued were $243,448 and $nil for the three months ended September 30, 2023 and 2022, respectively. Total expenses related to the RSU issued were $484,250 and $294,822 for the six months ended September 30, 2023 and 2022, respectively.

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

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

a. Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $150,000 for the three and six months ended September 30, 2023 and 2022, respectively.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $150,000 for the three and six months ended September 30, 2023 and 2022, respectively.

b. Borrowings from a related party

As of September 30, 2023 and March 31, 2023, the Company had outstanding balances due to Victory Apparel of $nil and $nil, respectively. The advances of $300,166 as of March 31, 2022 were non-interest bearing and due on demand. The advances were repaid in the first quarter of fiscal 2023.

NOTE 12 – CREDIT FACILITIES

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of September 30, 2023 and March 31, 2023, the Company had $nil outstanding in import invoice financing under the SCBHK facility. In June 2022, the Company was informed by SCBHK that the facility was cancelled due to persistently low usage and zero loan outstanding.

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is revised based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses consolidated statements of income and comprehensive income. For the three months ended September 30, 2023 and 2022, the early payment charge was $340,699 and $163,595 respectively. For the six months ended September 30, 2023 and 2022, the early payment charge was $696,946 and $251,437, respectively. Due to the rising interest rate, the Company has suspended participation in one of the above supply chain financing programs.

On January 12, 2022, DBS Bank (Hong Kong) Limited (“DBSHK”) offered to provide a banking facility of up to $5.0 million to Treasure Success pursuant to a facility letter dated January 12, 2022. Pursuant to the facility, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million, with certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of September 30, 2023 and March 31, 2023, the Company had $nil outstanding under the DBSHK facility, respectively. The DBSHK facility is reviewed annually.

On June 1, 2023, the Company received documents from Capital Bank of Jordan for a credit facility of $10 million, and entered into the credit facility after reviewing the documents. Execution is still in process and the credit facility is not effective as of the date of this quarterly report.

NOTE 13 – NONCONTROLLING INTEREST

On March 20, 2023, Treasure Success and P.T. Eratex (Hong Kong) Limited entered into a Joint Venture and Shareholders’ Agreement, pursuant to which Treasure Success and P.T Eratex (Hong Kong) Limited acquired 51% and 49% of the equity interest in J&B, respectively, on April 11, 2023. The net income generated by J&B was $6,790 and $3,910 for the three and six months ended September 30, 2023. Noncontrolling interest as of September 30, 2023 was $33,281.

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2023 and 2022. As of September 30, 2023, 555,100 RSUs and stock options were outstanding. For the three and six months ended September 30, 2023, all RSUs and stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the three months ended September 30, 2022, all RSUs, warrants and stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the six months ended September 30, 2022, 1,193,700 warrants, and stock options were excluded from the EPS calculation as the result would be anti-dilutive.

	Three Months Ended September 30, (Unaudited)		Six Months Ended September 30, (Unaudited)
	2023	2022	2023	2022
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$365,617	$1,791,752	$862,143	$3,513,134

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,294,840	12,498,431	12,294,840	12,416,823
Dilutive securities – unexercised RSUs, warrants, and options	-	-	-	68,689
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,294,840	12,498,431	12,294,840	12,485,512
Basic and diluted earnings per share	$0.03	$0.14	$0.07	$0.28

NOTE 15 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision-maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended September 30, 2023 and 2022, outerwear accounted for approximately 89.7% and 93.8% of total revenue, respectively. For the six months ended September 30, 2023 and 2022, outerwear accounted for approximately 92.0% and 93.6% of total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

NOTE 15 – SEGMENT REPORTING (continued)

The following table summarizes sales by geographic areas for the three months ended September 30, 2023 and 2022, respectively.

	For the Three Months Ended September 30,
	2023	2022
United States	$29,224,793	$35,101,055
Hong Kong	2,325,999	736,642
Germany	845,956	-
Jordan	320,490	1,278,313
Others	639,870	709,685
Total	$33,357,108	$37,825,695

The following table summarizes sales by geographic areas for the six months ended September 30, 2023 and 2022, respectively.

	For the Six Months Ended September 30,
	2023	2022
United States	$61,887,222	$66,508,460
Hong Kong	2,556,046	742,103
Germany	1,290,495	-
Jordan	625,127	2,755,527
Others	1,733,875	1,256,166
Total	$68,092,765	$71,262,256

73.7% and 25.5% of long-lived assets were located in Jordan and Hong Kong, respectively, as of September 30, 2023.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of September 30, 2023, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

Interim income tax expenses or benefit is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full fiscal year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended September 30, 2023 was 48.8% and 42.9%, respectively, and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

NOTE 18 – SUBSEQUENT EVENTS

On November 3, 2023, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on November 28, 2023 to stockholders of record as of the close of business on November 14, 2023.

On October 10, 2023, Treasure Success entered into an agreement with Newtech Textile (HK) Limited to form a jointly own subsidiary Jerash Newtech (Hong Kong) Holdings Limited (“Jerash Newtech”). Pursuant to the agreement, the share capital of Jerash Newtech will be $100,000. Treasure Success, as a shareholder of Jerash Newtech, is required to contribute $51,000 to acquire 51% of the equity interests in Jerash Newtech. Jerash Newtech will establish a fabric facility in Jordan and approximate $29.9 million of capital expenditure is forecasted. Treasure Success and Newtech Textile (HK) Limited will inject capital expenditures in two phases according to their respective shareholding proportions and conditions.

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 28, 2023 and amended on October 5, 2023. References to fiscal 2024 and fiscal 2023 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ending March 31, 2024, and fiscal year ended March 31, 2023, respectively.

Results of Operations

Three months ended September 30, 2023 and 2022

The following table summarizes the results of our operations during the three-month periods ended September 30, 2023 and 2022, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$33,357	100%	$37,825	100%	$(4,468)	(12)%
Cost of goods sold	27,985	84%	30,908	82%	(2,923)	(9)%
Gross profit	5,372	16%	6,917	18%	(1,545)	(22)%

Selling, general, and administrative expenses	4,241	13%	4,308	11%	67	2%
Stock-based compensation expenses	243	1%	-	0%	243	-%
Other expenses, net	167	0%	105	0%	62	59%
Net income before taxation	$721	2%	$2,504	7%	$(1,783)	(71)%
Income tax expense	352	1%	712	2%	(360)	(51)%
Net income	$369	1%	$1,792	5%	$(1,423)	(79)%

Revenue. Revenue decreased by approximately $4.5 million, or 12%, to $33.4 million, for the three months ended September 30, 2023, from approximately $37.8 million for the same period in fiscal 2023. The decrease was mainly due to the decrease in sales to our customers in one of our major markets, the U.S.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended September 30, 2023 and 2022.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$24,403	73%	$24,292	64%
G-III	2,533	8%	2,482	7%
Easy Long International Limited	1,627	5%	-	0%
New Balance	1,388	4%	3,881	10%
Hugo Boss	846	3%	-	0%
Jiangsu Guotai	699	2%	729	2%
American Eagle Outfitter	505	1%	411	1%
Soriana	336	1%	548	1%
Dynamic	-	0%	3,979	11%
Others	1,020	3%	1,503	4%
Total	$33,357	100%	$37,825	100%

(1)	A large portion of our products are sold under The North Face and Timberland brands that are owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$29,225	88%	$35,101	93%	$(5,876)	(17)%
Hong Kong	2,326	7%	737	2%	1,589	216%
Germany	846	2%	-	0%	846	-%
Jordan	320	1%	1,278	3%	(958)	(75)%
Others	640	2%	709	2%	(69)	(10)%
Total	$33,357	100%	$37,825	100%	$(4,468)	(12)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The decrease of approximately 17% in sales to the U.S. during the three months ended September 30, 2023, was mainly attributable to fewer shipments, amid a high inflation environment being delivered to some of our U.S. customers and more shipments being delivered to other locations, including Hong Kong and Germany.

During the three months ended September 30, 2023, aggregate sales to Hong Kong, Germany, and other locations, increased by 52% from approximately $2.7 million to $4.1 million from the same period last year as we were diversifying our client base in different geographic areas.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $2.9 million, or 9%, to approximately $28.0 million, for the three months ended September 30, 2023, from approximately $30.9 million for the same period in fiscal 2023. As a percentage of revenue, the cost of goods sold increased by approximately 2% points to 84% for the three months ended September 30, 2023 from 82% for the same period in fiscal 2023. The increase in cost of goods sold as a percentage of revenue was primarily attributable to a different product mix following our diversification in our client base to different geographic areas with the increase in some orders with lower margin.

For the three months ended September 30, 2023, we did not have a major supplier for our garments and raw materials. For the three months ended September 30, 2022, we purchased 23%, 20%, and 10% of our raw materials from three major suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 16% for the three months ended September 30, 2023, which decreased by 2% points from 18% for the same period in fiscal 2023. The decrease in gross profit margin was primarily driven by a shift in customer mix with more orders that generate lower profit margin.

Operating expenses. Operating expenses for the three months ended September 30, 2023 increased by 4%, or approximately $0.2 million, to approximately $4.5 million, compared to the same period in fiscal 2023. The increase was primarily due to a stock-based payment compensation of $0.2 million in fiscal 2024 while there was none in the same period in fiscal 2023, offset by a write back of $67,000 from the provision for doubtful debt upon receipt of the amount.

Other expenses, net. Other expenses, net were approximately $167,000 for the three months ended September 30, 2023, as compared to other expenses, net of approximately $105,000 for the same period in fiscal 2023. The increase was primarily due to higher interest incomes from fixed deposits in banks, offset by the interest expenses arisen from participating in supply chain financing programs of certain customers.

Income tax expenses. Income tax expenses for the three months ended September 30, 2023 were approximately $0.4 million compared to income tax expenses of $0.7 million for the same period in fiscal 2023. The increase in the effective tax rate mainly resulted from the higher proportion of the operating loss of a Hong Kong subsidiary and our holding company in our group profit and the increase of corporate income tax rate in Jordan from a combined rate of 19% to 20% or 21% since January 1, 2023. The effective tax rate was up to 48.8% for the three months ended September 30, 2023, as compared to 28.4% for the three months ended September 30, 2022.

Net income. Net income for the three months ended September 30, 2023 was approximately $0.4 million compared to net income of approximately $1.8 million for the same period in fiscal 2023. The decrease was mainly attributable to the lower sales and gross profit margin while we were diversifying our customer base to different geographic locations.

Six months ended September 30, 2023 and 2022

The following table summarizes the results of our operations during the six-month periods ended September 30, 2023 and 2022, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2023		Six Months Ended September 30, 2022		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$68,093	100%	$71,262	100%	$(3,169)	(4)%
Cost of goods sold	57,153	84%	57,722	81%	(569)	(1)%
Gross profit	10,940	16%	13,540	19%	(2,600)	(19)%

Selling, general, and administrative expenses	8,476	12%	8,327	12%	149	2%
Stock-based compensation expenses	484	1%	295	0%	189	64%
Other expenses, net	466	1%	133	0%	333	250%
Net income before taxation	$1,514	2%	$4,785	7%	$(3,271)	(68)%
Income tax expense	650	1%	1,272	2%	(622)	(49)%
Net income	$864	1%	$3,513	5%	$(2,649)	(75)%

Revenue. Revenue decreased by approximately $3.2 million, or 4%, to $68.1 million, for the six months ended September 30, 2023, from approximately $71.3 million for the same period in fiscal 2023. The decrease was mainly due to the decrease in shipments, amid a high inflation environment to our customers in one of our major markets, the U.S., which was only partially compensated by the increase in sales to other locations.

The following table outlines the dollar amount and percentage of total sales to our customers for the six months ended September 30, 2023 and 2022, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2023		Six Months Ended September 30, 2022
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$47,183	69%	$46,359	65%
New Balance	8,680	13%	11,478	16%
G-III	4,715	7%	3,952	6%
Easy Long International Limited	1,627	2%	-	0%
Hugo Boss	1,290	2%	-	0%
Jiangsu Guotai	930	1%	729	1%
Soriana	927	1%	954	1%
American Eagle Outfitter	505	1%	515	1%
Dynamic	167	1%	4,073	6%
Others	2,069	3%	3,202	4%
Total	$68,093	100%	$71,262	100%

(1)	A large portion of our products are sold under The North Face and Timberland brands that are owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2023		Six Months Ended September 30, 2022		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$61,887	91%	$66,508	93%	$(4,621)	(7)%
Hong Kong	2,556	4%	742	1%	1,814	244%
Germany	1,290	2%	-	0%	1,290	-%
Jordan	625	1%	2,756	4%	(2,131)	(77)%
Others	1,735	2%	1,256	2%	479	38%
Total	$68,093	100%	$71,262	100%	$(3,169)	(4)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The decrease of approximately 7% in sales to the U.S. during the six months ended September 30, 2023, was mainly attributable to fewer shipments being delivered to some of our major customers in the U.S.

During the six months ended September 30, 2023, aggregate sales to Hong Kong, Germany, and other locations increased by 31% from approximately $4.8 million to $6.2 million from the same period last year as we were diversifying our customer bases to different geographic locations.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $0.6 million, or 1%, to approximately $57.2 million, for the six months ended September 30, 2023, from approximately $57.7 million for the same period in fiscal 2023. As a percentage of revenue, the cost of goods sold increased by approximately 3% points to 84% for the six months ended September 30, 2023 from 81% for the same period in fiscal 2023. The increase in cost of goods sold as a percentage of revenue was primarily attributable to our diversification in customer base with some orders with lower profit margin.

For the six months ended September 30, 2023, we purchased 11% of our garments from one major supplier. For the six months ended September 30, 2022, we purchased 15% and 13% of our garments and raw materials from two major suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 16% for the six months ended September 30, 2023, which decreased by 3% points from 19% for the same period in fiscal 2023. The decrease in gross profit margin was primarily driven by a shift in customer mix with more orders that generate lower profit margin.

Operating expenses. Operating expenses for the six months ended September 30, 2023 increased by 4%, or approximately $0.3 million, to approximately $9.0 million, compared to the same period in fiscal 2023. The increase was primarily due to an increase in an increase in stock-based compensation expenses of $189,000 and an increase in selling expenses, offset by a write back of $67,000 from the provision for doubtful debt upon receipt of the amount.

Other expenses, net. Other expenses, net was approximately $466,000 for the six months ended September 30, 2023, as compared to other expenses, net of approximately $133,000 for the same period in fiscal 2023. The increase was primarily due to higher interest expenses arisen from participating in supply chain financing programs of certain customers, which was only partially offset by the interest income from fixed deposits in banks.

Income tax expenses. Income tax expenses for the six months ended September 30, 2023 were approximately $0.7 million compared to income tax expenses of $1.3 million for the same period in fiscal 2023. The increase in the effective tax rate mainly resulted from the higher proportion of the operating loss of a Hong Kong subsidiary and our holding company in our group profit and the increase of corporate income tax rate in Jordan form a combined rate of 19% to 20% or 21% since January 1, 2023. The effective tax rate was up to 42.9% for the six months ended September 30, 2023, as compared to 26.6% for the six months ended September 30, 2022.

Net income. Net income for the six months ended September 30, 2023 was approximately $0.9 million compared to net income of approximately $3.5 million for the same period in fiscal 2023. The decrease was mainly attributable to lower sales and profit margin following our diversification of our customer base.

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

As of September 30, 2023, we had cash of approximately $21.2 million and restricted cash of approximately $1.6 million compared to cash of approximately $17.8 million and restricted cash of approximately $ 1.6 million as of March 31, 2023. The increase in total cash was mainly a result of a decrease in inventory of $14 million in the six months ended September 30, 2023.

Our current assets as of September 30, 2023 were approximately $50.7 million and our current liabilities were approximately $10.2 million, which resulted in a ratio of approximately 5.0 to 1. As of March 31, 2023, our current assets were approximately $ 57.3 million and our current liabilities were $ 14.4 million, resulting in a ratio of 4.0 to 1.

The primary drivers in the decrease in current assets were the decrease in inventory and prepaid expenses and other current assets.

The primary driver in the decrease in current liabilities was the decrease in accounts payable for raw material purchases, income tax payables, and deferred revenue.

Total equity as of September 30, 2023 was approximately $68.2 million compared to $68.2 million as of March 31, 2023.

We had net working capital of $40.5 million and $42.8 million as of September 30, 2023 and March 31, 2023, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date this Quarterly Report is released.

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

Credit Facilities

DBSHK Facility Letter

Pursuant to the DBSHK facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success. Pursuant to the facility, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. We had nil outstanding under this DBSHK facility as of both of September 30, 2023 and March 31, 2023. The DBSHK facility is reviewed annually.

Capital Bank of Jordan Credit Facility

We received documents from Capital Bank of Jordan for a credit facility of $10 million, and entered into the credit facility on June 1, 2023 after reviewing the documents. As of the date of this quarterly report, the execution is still in process and the credit facility is not yet effective. Further details of the credit facility will be provided once the execution is complete and the facility becomes effective.

Six months ended September 30, 2023 and 2022

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six months ended September 30,
	2023	2022
Net cash provided by operating activities	$8,179	$9,638
Net cash used in investing activities	(3,459)	(10,451)
Net cash used in financing activities	(1,198)	(985)
Effect of exchange rate changes on cash and restricted cash	(124)	(334)
Net increase (decrease) in cash and restricted cash	3,398	(2,132)
Cash and restricted cash, beginning of six-month period	19,412	26,583
Cash and restricted cash, end of six-month period	$22,810	$24,451

Operating Activities

Net cash provided by operating activities was approximately $8.2 million for the six months ended September 30, 2023, compared to cash provided by operating activities of approximately $9.6 million for the same period in fiscal 2023. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $13.9 million in the six months ended September 30, 2023 compared to an increase of $8.2 million in the same period in fiscal 2023;

●	an increase in accounts receivable of $2.9 million in the six months ended September 30, 2023 compared to a decrease of $7.0 million in the same period in fiscal 2023;

●	an increase of advances to suppliers of $1.9 million compared to an increase of $1.0 million in the same period in fiscal 2023;

●	a decrease of accounts payable of $1.5 million in the six months ended September 30, 2023 compared to an increase of $5.7 million in the same period in fiscal 2023; and

●	a decrease of net income to $0.9 million in the six months ended September 30, 2023 from a net income of $3.5 million in the same period in fiscal 2023.

Investing Activities

Net cash used in investing activities was approximately $3.5 million for the six months ended September 30, 2023, compared to approximately $10.5 million in the same period in fiscal 2023. The net cash used in investing activities in the six months ended September 30, 2023 was mainly used in investment in property, plant, and machinery including the ongoing construction of a dormitory and factory expansion. The net cash used in investing activities in the six months ended September 30, 2022 also included the acquisitions of Ever Winland and Kawkab Venus for $7.3 million.

Financing Activities

Net cash used in financing activities was approximately $1.2 million for the six months ended September 30, 2023, which was dividend payments in the period. Net cash used in financing activities in the six months ended September 30, 2022 was primarily dividend payments and share repurchases, partially offset by net proceeds from short-term loans.

Statutory Reserves

In accordance with the corporate law in Jordan, our subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital, in accordance with corporate laws in China. These reserves are not available for dividend distribution. The statutory reserves were approximately $0.4 million and approximately $0.4 million as of September 30, 2023 and 2022, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of September 30, 2023 and 2022.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of September 30,
	2023	2022
Statutory Reserves	$411	$379
Total Restricted Net Assets	$411	$379
Consolidated Net Assets	$68,230	$70,987
Restricted Net Assets as Percentage of Consolidated Net Assets	0.60%	0.53%

Total restricted net assets accounted for approximately 0.60% of our consolidated net assets as of September 30, 2023. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $3.5 million and approximately $10.5 million for the six months ended September 30, 2023 and 2022, for plant and machinery, the construction of a dormitory and factory expansion in both periods, and the acquisitions of Ever Winland and Kawkab in fiscal 2023. For the six months ended September 30, 2023, payments for additional plant and machinery, and construction of a dormitory and factory expansion, amounted to approximately $0.6 million and $2.6 million, respectively. For the six months ended September 30, 2022, payments for additional plant and machinery, construction of a dormitory and factory expansion, and the acquisition of Ever Winland and Kawkab amounted to approximately $0.4 million, $2.6 million and $7.3 million, respectively.

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

On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with an aggregate purchase price JOD313,501 (approximately $442,162). We expect to spend approximately $8.8 million in capital expenditures to build the dormitory. Due to the ongoing COVID-19 pandemic, management decided to put on hold the construction project in fiscal 2021 to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the outbreak. The preparation work resumed in early 2021 and construction work commenced in April 2021. The dormitory is expected to be completed and ready for use by the end of 2023.

We project that there will be an aggregate of approximately $3.7 million and $12.6 million of capital expenditures in the fiscal years ending March 31, 2024 and 2025, respectively, for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from the operations of our subsidiaries to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of September 30, 2023, concluded that our disclosure controls and procedures were ineffective as of that date based on reasons set forth below.

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

Changes in Internal Control Over Financial Reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	POS AM	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1	Shareholders’ Agreement dated October 10, 2023, by and between Treasure Success and Newtech Textile (HK) Limited	8-K	001-38474	10.1	October 12, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2023	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)