Form 10-Q
period 2023-12-31
Jerash Holdings (US), Inc.
filed 2024-02-08
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 7, 2024, there were 12,294,840 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2023

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash	$19,617,630	$17,801,614
Accounts receivable, net	8,472,674	2,240,537
Bills receivable	152,188	87,573
Inventories	15,937,648	32,656,833
Prepaid expenses and other current assets	2,582,886	2,964,578
Advance to suppliers, net	2,644,108	1,533,091
Total Current Assets	49,407,134	57,284,226

Restricted cash - non-current	1,608,784	1,609,989
Long-term deposits	782,697	841,628
Deferred tax assets, net	153,873	153,873
Property, plant, and equipment, net	24,796,611	22,355,574
Goodwill	499,282	499,282
Right of use assets	541,612	974,761
Total Assets	$77,789,993	$83,719,333

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$2,401,586	$5,782,570
Accrued expenses	2,898,142	2,930,533
Income tax payable - current	1,736,484	2,846,201
Other payables	1,619,636	1,477,243
Deferred revenue	905	928,393
Operating lease liabilities - current	280,363	481,502
Total Current Liabilities	8,937,116	14,446,442

Operating lease liabilities - non-current	196,456	287,247
Income tax payable - non-current	417,450	751,410
Total Liabilities	9,551,022	15,485,099

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,534,318 shares issued, 12,294,840 shares outstanding	12,534	12,534
Additional paid-in capital	23,658,744	22,931,046
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	410,847	410,847
Retained earnings	45,410,712	46,172,082
Accumulated other comprehensive loss	(178,558)	(123,229)
Total Jerash Holdings (US), Inc.’ Stockholders’ Equity	68,145,233	68,234,234

Noncontrolling interest	93,738	-
Total Equity	68,238,971	68,234,234

Total Liabilities and Equity	$77,789,993	$83,719,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022

Revenue, net	$27,520,121	$43,027,047	$95,612,886	$114,289,303
Cost of goods sold	23,057,845	37,230,421	80,211,039	94,952,523
Gross Profit	4,462,276	5,796,626	15,401,847	19,336,780

Selling, general, and administrative expenses	3,843,029	4,469,967	12,318,535	12,796,749
Stock-based compensation expenses	243,448	-	727,698	294,822
Total Operating Expenses	4,086,477	4,469,967	13,046,233	13,091,571

Income from Operations	375,799	1,326,659	2,355,614	6,245,209

Other Income (Expenses):
Interest expenses	(234,971)	(248,894)	(983,156)	(500,331)
Other income, net	129,877	137,432	412,627	255,481
Total other expenses, net	(105,094)	(111,462)	(570,529)	(244,850)

Net income before provision for income taxes	270,705	1,215,197	1,785,085	6,000,359

Income tax expenses	38,535	324,379	688,856	1,596,407

Net income	232,170	890,818	1,096,229	4,403,952

Net gain attributable to noncontrolling interest	(11,457)	-	(13,373)	-
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$220,713	$890,818	$1,082,856	$4,403,952

Net income	$232,170	$890,818	$1,096,229	$4,403,952
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	99,171	37,804	(55,329)	(296,066)
Total Comprehensive Income	331,341	928,622	1,040,900	4,107,886
Comprehensive gain attributable to noncontrolling interest	(11,457)	-	(13,373)	-
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$319,884	$928,622	$1,027,527	$4,107,886

Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$0.02	$0.07	$0.09	$0.35

Weighted Average Number of Shares
Basic	12,294,840	12,412,922	12,294,840	12,414,546
Diluted	12,294,840	12,412,922	12,294,840	12,467,315

Dividend per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

					Additional				Accumulated Other Comprehensive
	Preferred Stock		Common Stock		Paid-in	Treasury	Statutory	Retained	Gain	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	(Loss)	interest	Equity
Balance at March 31, 2022	-	$-	12,334,318	$12,334	$22,517,346	$-	$379,323	$46,268,110	$127,145	$-	$69,304,258

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	294,822	-	-	-	-	-	294,822
Issuance of common stocks upon vesting of restricted stock units	-	-	200,000	200	(200)	-	-	-	-	-	-
Share repurchase	-	-	-	-	-	(771,894)	-	-	-	-	(771,894)
Net income	-	-	-	-	-	-	-	4,403,952	-	-	4,403,952
Dividend payments	-	-	-	-	-	-	-	(1,865,241)	-	-	(1,865,241)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(296,066)	-	(296,066)

Balance at December 31, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$(771,894)	$379,323	$48,806,821	$(168,921)	$-	$71,069,831

Balance at March 31, 2023	-	$-	12,534,318	$12,534	$22,931,046	$(1,169,046)	$410,847	$46,172,082	$(123,229)	$-	$68,234,234

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	727,698	-	-	-	-	-	727,698
Allocation of J&B shares	-	-	-	-	-	-	-	-	-	31,365	31,365
Allocation of Jerash Newtech shares	-	-	-	-	-	-	-	-	-	49,000	49,000
Net income	-	-	-	-	-	-	-	1,082,856	-	13,373	1,096,229
Dividend payments	-	-	-	-	-	-	-	(1,844,226)	-	-	(1,844,226)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(55,329)	-	(55,329)

Balance at December 31, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,658,744	$(1,169,046)	$410,847	$45,410,712	$(178,558)	$93,738	$68,238,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022 (UNAUDITED)

					Additional				Accumulated Other Comprehensive
	Preferred Stock		Common Stock		Paid-in	Treasury	Statutory	Retained	Gain	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	(Loss)	interest	Equity
Balance at September 30, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$(547,713)	$379,323	$48,537,812	$(206,725)	$-	$70,987,199

Share repurchase	-	-	-	-	-	(224,181)	-	-	-	-	(224,181)
Net income	-	-	-	-	-	-	-	890,818	-	-	890,818
Dividend payment	-	-	-	-	-	-	-	(621,809)	-	-	(621,809)
Foreign currency translation gain	-	-	-	-	-	-	-	-	37,804	-	37,804

Balance at December 31, 2022 (unaudited)	-	$-	12,534,318	$12,534	$22,811,968	$(771,894)	$379,323	$48,806,821	$(168,921)	$-	$71,069,831

Balance at September 30, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,415,296	$(1,169,046)	$410,847	$45,804,741	$(277,729)	$33,281	$68,229,924

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	243,448	-	-	-	-	-	243,448
Allocation of Jerash Newtech shares	-	-	-	-	-	-	-	-	-	49,000	49,000
Net income	-	-	-	-	-	-	-	220,713	-	11,457	232,170
Dividend payment	-	-	-	-	-	-	-	(614,742)	-	-	(614,742)
Foreign currency translation gain	-	-	-	-	-	-	-	-	99,171	-	99,171

Balance at December 31, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,658,744	$(1,169,046)	$410,847	$45,410,712	$(178,558)	$93,738	$68,238,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,096,229	$4,403,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,881,853	1,753,941
Stock-based compensation expenses	727,698	294,822
Bad debt recovery	(187,762)	-
Amortization of operating lease right-of-use assets	601,727	784,699

Changes in operating assets:
Accounts receivable	(6,044,375)	5,503,123
Bills receivable	(64,614)	-
Inventories	16,719,185	1,591,135
Prepaid expenses and other current assets	350,324	424,867
Advance to suppliers	(1,111,017)	(4,725,296)
Changes in operating liabilities:
Accounts payable	(3,380,984)	1,108,112
Accrued expenses	(32,390)	(266,092)
Other payables	142,393	(883,219)
Deferred revenue	(927,488)	296,985
Operating lease liabilities	(460,508)	(661,274)
Income tax payable, net of recovery	(1,443,317)	232,632
Net cash provided by operating activities	7,866,954	9,858,387

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(824,305)	(587,613)
Payments for construction of properties	(3,158,501)	(3,414,172)
Acquisition of Ever Winland	-	(5,100,000)
Acquisition of Kawkab Venus	-	(2,200,000)
Payment for long-term deposits	(281,153)	(70,549)
Net cash used in investing activities	(4,263,959)	(11,372,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(1,844,226)	(1,865,241)
Investment of noncontrolling interest	31,365	-
Share repurchase	-	(771,894)
Repayment from short-term loan	(4,937,633)	(1,756,360)
Repayment to a related party	-	(300,166)
Proceeds from short-term loan	4,937,633	6,162,743
Net cash (used in) provided by financing activities	(1,812,861)	1,469,082

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	24,677	(296,261)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	1,814,811	(341,126)

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	19,411,603	26,583,488

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$21,226,414	$26,242,362

CASH, AND RESTRICTED CASH, END OF THE PERIOD	21,226,414	26,242,362
LESS: NON-CURRENT RESTRICTED CASH	1,608,784	1,615,353
CASH, END OF THE PERIOD	$19,617,630	$24,627,009

Supplemental disclosure information:
Cash paid for interest	$983,156	$500,331
Income tax paid, net	$2,163,732	$1,354,754

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$355,160	$236,735
Acquisition of Kawkab Venus by utilizing long-term deposit	$-	$500,000
Right of use assets obtained in exchange for operating lease obligations	$177,068	$190,654

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

Jerash Newtech (Hong Kong) Holdings Limited (“Jerash Newtech”) is a joint venture company established in Hong Kong on November 3, 2023. On October 10, 2023, Treasure Success and Newtech Textile (HK) Limited entered into a Joint Venture and Shareholder’s Agreement to establish a new joint venture for the establishment of a fabric facility in Jordan. On November 3, 2023, Jerash Newtech (Hong Kong) Holdings Limited (“Jerash Newtech”) was established according to the aforementioned Joint Venture and Shareholder's Agreement. Treasure Success owns 51% of the equity interests in Jerash Newtech. The Company plans to invest approximately $29.9 million to establish the fabric facility in Jordan. Treasure Success and Newtech Textile (HK) Limited will contribute capital in two installments according to their respective shareholding proportions and conditions. The declared capital of Jerash Newtech is $100,000.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2023 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Operating results for the nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending March 31, 2024.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its wholly owned subsidiaries, and two non-wholly owned subsidiaries.

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity interests in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity-classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B and Jerash Newtech through its wholly-owned subsidiary, Treasure Success. The Company consolidates J&B and Jerash Newtech and reports noncontrolling interest to reflect the portion of their equity that is not attributable to the Company as the controlling shareholder. As of December 31, 2023, noncontrolling interest was $93,738.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of December 31, 2023 and March 31, 2023, the Company had no cash equivalents.

Restricted Cash

Restricted cash consists of cash used as security deposits to obtain credit facilities from a bank and to secure customs clearance, labor import requirements, and other requirements of local regulations. The Company is required to keep certain amounts on deposit that are subject to withdrawal restrictions. These security deposits at the bank are refundable only when the bank facilities are terminated. The restricted cash is classified as a current asset if the Company intends to terminate these bank facilities within one year, and as a non-current asset if otherwise.

Accounts Receivable, Net

Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for credit loss. The Company usually grants extended payment terms to customers with good credit standing and determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends.

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

Advance to Suppliers, Net

Advance to suppliers consists of balances paid to suppliers for services or materials purchased that have not been provided or received. Advance to suppliers for services and materials is short-term in nature. Advance to suppliers is reviewed periodically to determine whether its carrying value has become impaired. The Company considers the assets to be impaired if the performance by the suppliers becomes doubtful. At each reporting date, the Company generally determines the adequacy of allowance for credit losses by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances.

Credit Loss

On April 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” by using a modified retrospective transition method, which replaces the incurred loss impairment methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. The expected credit loss impairment model requires the entity to recognize its estimate of expected credit losses for affected financial assets using an allowance for credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements.

The Company’s account receivables, advances to suppliers, and other receivables which are included in prepaid expenses and other current assets line item in the balance sheet are within the scope of ASC Topic 326. The Company measures expected credit losses of account receivables, advances to suppliers, and other receivables, on a collective basis when similar risk characteristics exist. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon assessment of various factors, including historical experience, the age of the receivables, credit-worthiness of the customers and other debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and other debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are included in general and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the nine months ended December 31, 2023 and 2022.

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

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of December 31, 2023 and March 31, 2023, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the nine months ended December 31, 2023 and 2022.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment from customers is not contingent on a future event. The Company had contract liabilities of $905 and $928,393 as of December 31, 2023 and March 31, 2023. For the nine months ended December 31, 2023 and 2022, there was no revenue recognized from performance obligations related to prior periods. As of December 31, 2023, $905 deferred revenue was expected to be recognized within fiscal year 2024. All the receipts in advance as of March 31, 2023 were revenue recognized for the nine months ended December 31, 2023.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $380,696 and $573,249 for the three months ended December 31, 2023 and 2022, respectively. Total shipping and handling expenses were $1,479,715 and $1,449,052 for the nine months ended December 31, 2023 and 2022, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success, Ever Winland, J&B, and Jerash Newtech are registered in Hong Kong and are subject to profit tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 18% or 20% plus a 1% social contribution starting from January 1, 2022 to December 31, 2022. Effective January 1, 2023, the income tax rate increased to 19% or 20%, plus a 1% social contribution.

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

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of comprehensive income. No significant uncertainty in tax positions relating to income taxes was incurred during the nine months ended December 31, 2023 and 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, Ever Winland, J&B, and Jerash Newtech, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as the functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of income and comprehensive income as incurred, and the total amount of transaction gains and losses were immaterial for the nine months ended December 31, 2023 and 2022.

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

	December 31, 2023	March 31, 2023
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8081	US$1=HKD7.8496
	US$1=CNY7.0698	US$1=CNY6.8666
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8254	US$1=HKD7.8383
	US$1=CNY7.1484	US$1=CNY6.8506

Stock-Based Compensation

The Company measures compensation expense for stock-based awards based on the awards’ initial grant-date fair value. The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method.

The Company estimates the fair value of stock options using a Black-Scholes model. This model is affected by the Company’s stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, expected risk-free rates of return, the expected volatility of the Company’s common stock, and expected dividend yield, each of which is more fully described below. The assumptions for the expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income or loss. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD or CNY to US$ is reported in other comprehensive income or loss in the consolidated statements of comprehensive income.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, bills receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2023 and March 31, 2023 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2023 and March 31, 2023, respectively, $5,605,645 and $7,264,247 of the Company’s cash were on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of December 31, 2023 and March 31, 2023, $297,868 and $172,939 of the Company’s cash were on deposit at financial institutions in China, respectively. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to $70,723) per bank is covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of December 31, 2023 and March 31, 2023, $14,609,576 and $11,700,512 of the Company’s cash were on deposit at financial institutions in Hong Kong, respectively, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of December 31, 2023 and March 31, 2023, $530,078 and $171,496 of the Company’s cash were on deposit in the United States, respectively, and are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three and nine months ended December 31, 2023, two customers accounted for 63% and 13%, and 68% and 13% of the Company’s total revenue, respectively. For the three months ended December 31, 2022, four end-customers accounted for 43%, 20%, 19%, and 10% of the Company’s total revenue, respectively. For the nine months ended December 31, 2022, two end-customers accounted for 57% and 18% of the Company’s total revenue, respectively. As of December 31, 2023, three customers accounted for 40%, 22%, and 13% of the Company’s total accounts receivable balance, respectively. As of March 31, 2023, four customers accounted for 50%, 13%, 10%, and 10% of the Company’s total accounts receivable balance, respectively.

For the three months ended December 31, 2023, the Company purchased approximately 17% and 14% of its garments and raw materials from two major suppliers. For the nine months ended December 31, 2023, the Company purchased approximately 13% of its garments from one major supplier. For the three months ended December 31, 2022, the Company purchased approximately 28% of its garments from one major supplier. For the nine months ended December 31, 2022, the Company purchased approximately 13% and 10% of its garments and raw materials from two major suppliers, respectively. As of December 31, 2023, accounts payable to the Company’s one major supplier accounted for 26% of the total accounts payable balance. As of March 31, 2023, accounts payable to the Company’s one major supplier accounted for 36% of the total accounts payable balance.

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

Since the inception of the turmoil in the Middle East, the Company has been closely monitoring the situation and keeping its customers informed. Currently, production is ongoing as usual, with no changes to customer orders or commitments, and both ports that the Company uses for import and export, in Aqaba and Haifa, are operating normally. In order to provide flexibility, the Company has also began using the Port of Jebel Ali in the United Arab Emirates as an alternative route for raw material import since December 2023. However, in the event of any potential impact on the ports, the Company has prepared a contingency plan, approved by its major customers, to temporarily relocate production to alternate regions.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or cash flow as previously reported.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses,” which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and ASU 2020-02 to provide additional guidance on the credit losses standard. For the Company as an emerging growth company, the amendments for ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASUs is on a modified retrospective basis. The Company has adopted this ASU since April 1, 2023.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have a material impact on the consolidated financial position, statements of operations, and cash flows.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31, 2023 (Unaudited)	As of March 31, 2023
Trade accounts receivable	$8,506,495	$2,462,120
Less: allowances for credit losses	33,821	221,583
Accounts receivable, net	$8,472,674	$2,240,537

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of December 31, 2023 (Unaudited)	As of March 31, 2023
Raw materials	$3,356,836	$15,240,198
Work-in-progress	2,335,840	2,932,519
Finished goods	10,244,972	14,484,116
Total inventory	$15,937,648	$32,656,833

As of December 31, 2023 and March 31, 2023, the Company had $nil inventory valuation reserve as the Company arranged its inventory based on 93.2% and 93.4% with actual orders received, respectively. 6.8% and 6.6% of inventories held on hand were associated with unfulfilled sales orders, respectively.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of December 31, 2023 (Unaudited)	As of March 31, 2023
Advance to suppliers	$2,644,108	$1,533,091
Less: allowances for credit losses	-	-
Advance to suppliers, net	$2,644,108	$1,533,091

NOTE 7 – LEASES

The Company has 51 operating leases for manufacturing facilities, offices and staff dormitories. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

	As of December 31, 2023 (Unaudited)	As of March 31, 2023
ROU assets	$541,612	$974,761

Operating lease liabilities – current	$280,363	$481,502
Operating lease liabilities – non-current	196,456	287,247
Total operating lease liabilities	$476,819	$768,749

The weighted average remaining lease terms and discount rates for all of operating leases were as follows:

Remaining lease term and discount rate:

	For the period ended
	December 31, 2023	March 31, 2023
Weighted average remaining lease term (years)	1.7	1.6

Weighted average discount rate	6.1%	6.1%

During the three months ended December 31, 2023 and 2022, the Company incurred total operating lease expenses of $599,622 and $599,906, respectively. During the nine months ended December 31, 2023 and 2022, the Company incurred total operating lease expenses of $1,904,329 and $1,866,619, respectively

NOTE 7 – LEASES (continued)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of December 31, 2023:

2024	$123,353
2025	288,683
2026	153,924
2027	5,395
2028 and thereafter	-
Total lease payments	571,355
Less: imputed interest	(29,744)
Less: prepayments	(64,792)
Present value of lease liabilities	$476,819

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of December 31, 2023	As of March 31, 2023
Land (3)	$2,200,334	$2,200,334
Property and buildings (1)(3)	10,540,962	9,308,426
Equipment and machinery	12,419,337	11,853,445
Office and electric equipment	1,046,316	992,735
Automobiles	1,105,787	871,756
Leasehold improvements	4,346,474	4,088,980
Subtotal	31,659,210	29,315,676
Construction in progress (2)	9,108,331	7,182,367
Less: Accumulated depreciation and amortization	(15,970,930)	(14,142,469)
Property, plant and equipment, net	$24,796,611	$22,355,574

(1)	In January 2022, the Company commenced a construction project of an expansion of the Company’s own premises in Al Tajamouat Industrial City, Jordan. Through December 31, 2023, the Company had paid approximately JOD 874,000 (approximately $1,233,000). The project is completed and start to use in July 2023.

(2)	In April 2022, the Company commenced a construction project to build a dormitory for employees. The construction is built on a land of 4,516 square meters (approximately 48,608 square feet) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2020. Through December 31, 2023, the Company had spent approximately JOD 6.3 million (approximately $8.9 million) for the dormitory construction. Dormitory’s kitchen is under construction at an estimated cost of JOD 650,000 (approximately $920,000), and approximately JOD 161,000 (approximately $227,000) has been spent. The dormitory is expected to be completed and ready for use by end of fiscal 2024.

(3)	In August 2022, the Company completed the acquisitions of Ever Winland and Kawkab Venus. Ever Winland holds office premises of HKD 39.6 million (approximately $5.1 million), which are classified as property and buildings. Kawkab Venus holds land with factory premises, which are classified as land and property and buildings of approximately $370,000 and approximately $2.3 million, respectively. Ever Winland and Kawkab Venus only contain fixed assets (buildings and land) and neither of these two entities had any other assets or liabilities, operations, or employees as of their respective acquisition dates, so the acquisitions of Ever Winland and Kawkab Venus were accounted as asset acquisitions.

For the three months ended December 31, 2023 and 2022, depreciation and amortization expenses were $657,531 and $569,001 respectively. For the nine months ended December 31, 2023 and 2022, depreciation and amortization expenses were $1,881,853 and $1,753,941, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of December 31, 2023 and March 31, 2023. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,294,840 shares of common stock outstanding as of December 31, 2023 and March 31, 2023, respectively.

On June 24, 2021, the Board of Directors approved the grant of 200,000 Restricted Stock Units (“RSUs”) under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. All RSUs were vested and 200,000 additional shares were issued on June 30, 2022.

On June 13, 2022, the Board of Directors authorized a share repurchase program, under which the Company may repurchase up to $3.0 million of its outstanding shares of common stock. The share repurchase program was effective through March 31, 2023. As of December 31, 2023, 239,478 shares had been repurchased at market rate with a total consideration of $1,169,046.

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

Dividends

During the fiscal year ending March 31, 2024, the Board of Directors declared a cash dividend of $0.05 per share of common stock on November 3, 2023, August 4, 2023, and May 23, 2023, respectively. Three cash dividends of $614,742 each were paid in full on November 28, 2023, August 23, 2023, and June 9, 2023, respectively.

During the fiscal year ended March 31, 2023, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 3, 2023, November 4, 2022, August 5, 2022, and May 16, 2022, respectively. The cash dividends of $618,886, $621,809, $626,716, and $616,716 were paid in full on February 21, 2023, November 28, 2022, August 24, 2022, and June 3, 2022, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. The major assumptions used in the Black Scholes model include: (i) an expected term of five years; (ii) a risk-free interest rate of 1.8% to 2.8%; and (iii) an expected volatility of 50.3% to 52.2%. All of the outstanding warrants were fully vested. 137,210 and 57,200 warrants expired in fiscal 2023 and 2024, respectively.

All stock warrants activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock warrants outstanding at March 31, 2023	57,200	$8.75
Granted	-	-
Exercised	-	-
Expired	(57,200)	8.75
Stock warrants outstanding at December 31, 2023	-	$-

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. On December 31, 2023, the Company had 1,029,150 of shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2023	1,136,500	$6.90
Granted	-	-
Exercised	-	-
Expired	(986,500)	7.00
Stock options outstanding at December 31, 2023	150,000	$6.25

All these outstanding options were fully vested and exercisable. As of December 31, 2023, there were 986,500 stock options expired and 150,000 stock options outstanding. The weighted average remaining life of the options is 5.0 years.

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

NOTE 10 – STOCK-BASED COMPENSATION (continued)

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. The fair value of these RSUs on February 15, 2023 was $1,937,695, based on the market price of the Company’s common stock as of the date of the grant. As of December 31, 2023, there were $1,087,577 unrecognized stock-based compensation expenses to be recognized to February 2025 and 405,100 RSUs remained.

RSU activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSU outstanding at March 31, 2023	405,100	$4.78
Granted	-	-
Vested	-	-
Forfeited	-	-
RSU outstanding at December 31, 2023	405,100	$4.78

Total expenses related to the RSU issued were $243,448 and $nil for the three months ended December 31, 2023 and 2022, respectively. Total expenses related to the RSU issued were $727,698 and $294,822 for the nine months ended December 31, 2023 and 2022, respectively.

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

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $225,000 for the three and nine months ended December 31, 2023 and 2022, respectively.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $225,000 for the three and nine months ended December 31, 2023 and 2022, respectively.

NOTE 12 – CREDIT FACILITIES

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of December 31, 2023 and March 31, 2023, the Company had $nil outstanding in import invoice financing under the SCBHK facility. In June 2022, the Company was informed by SCBHK that the facility was cancelled due to persistently low usage and zero loan outstanding.

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is revised based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses consolidated statements of income and comprehensive income. For the three months ended December 31, 2023 and 2022, the early payment charge was $222,219 and $199,448, respectively. For the nine months ended December 31, 2023 and 2022, the early payment charge was $919,165 and $450,885, respectively. Due to the rising interest rate, the Company has suspended participation in one of the above supply chain financing programs.

On January 12, 2022, DBS Bank (Hong Kong) Limited (“DBSHK”) offered to provide a banking facility of up to $5.0 million to Treasure Success pursuant to a facility letter dated January 12, 2022. Pursuant to the facility, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million, with certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of December 31, 2023 and March 31, 2023, the Company had $nil outstanding under the DBSHK facility. The DBSHK facility is reviewed annually.

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

On October 10, 2023, Treasure Success and Newtech Textile (HK) Limited entered into a Joint Venture and Shareholders’ Agreement, pursuant to which Treasure Success and Newtech Textile (HK) Limited acquired 51% and 49% of the equity interest in Jerash Newtech, respectively, on November 3, 2023.

The net income generated by J&B and Jerash Newtech was $23,383 and $27,293 for the three and nine months ended December 31, 2023, respectively. Noncontrolling interest as of December 31, 2023 in J&B and Jerash Newtech was $45,500 and $48,238, respectively.

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2023 and 2022. As of December 31, 2023, 555,100 RSUs and stock options were outstanding. For the three and nine months ended December 31, 2023, all RSUs and stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the three months ended December 31, 2023, all RSUs, warrants and stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the nine months ended December 31, 2022, 1,193,700 warrants and stock options were excluded from the EPS calculation as the result would be anti-dilutive.

	Three Months Ended December 31, (Unaudited)		Nine Months Ended December 31, (Unaudited)
	2023	2022	2023	2022
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$220,713	$890,818	$1,082,856	$4,403,952

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,294,840	12,412,922	12,294,840	12,414,546
Dilutive securities – unexercised RSUs, warrants, and options	-	-	-	52,769
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,294,840	12,412,922	12,294,840	12,467,315
Basic and diluted earnings per share	$0.02	$0.07	$0.09	$0.35

NOTE 15 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision-maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended December 31, 2023 and 2022, outerwear accounted for approximately 88.8% and 94.1% of total revenue, respectively. For the nine months ended December 31, 2023 and 2022, outerwear accounted for approximately 91.1% and 93.8% of total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

NOTE 15 – SEGMENT REPORTING (continued)

The following table summarizes sales by geographic areas for the three months ended December 31, 2023 and 2022, respectively.

	For the Three Months Ended December 31, (Unaudited)
	2023	2022
United States	$22,415,572	$33,090,629
Hong Kong	2,622,331	8,278,436
Germany	857,420	-
Jordan	612,118	1,642,015
Others	1,012,680	15,967
Total	$27,520,121	$43,027,047

The following table summarizes sales by geographic areas for the nine months ended December 31, 2023 and 2022, respectively.

	For the Nine Months Ended December 31, (Unaudited)
	2023	2022
United States	$84,302,794	$99,599,089
Hong Kong	5,178,377	9,020,539
Germany	2,147,915	-
Jordan	1,237,245	4,397,542
Others	2,746,555	1,272,133
Total	$95,612,886	$114,289,303

73.7% and 25.5% of long-lived assets were located in Jordan and Hong Kong, respectively, as of December 31, 2023.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of December 31, 2023, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

Interim income tax expenses or benefit is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full fiscal year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and nine months ended December 31, 2023 was 14.2% and 38.6%, respectively, and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

NOTE 18 – SUBSEQUENT EVENTS

On January 4, 2024, DBSHK offered a revised credit facility to Treasure Success. Pursuant to the revised facility, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import and export invoice financing up to an aggregate of $5.0 million, with certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills.

On February 5, 2024, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on February 23, 2024, to stockholders of record as of the close of business on February 16, 2024.

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

Results of Operations

Three Months Ended December 31, 2023 and 2022

The following table summarizes the results of our operations during the three-month periods ended December 31, 2023 and 2022, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2023		Three Months Ended December 31, 2022		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$27,520	100%	$43,027	100%	$(15,507)	(36)%
Cost of goods sold	23,058	84%	37,230	87%	(14,172)	(38)%
Gross profit	4,462	16%	5,797	13%	(1,335)	(23)%

Selling, general, and administrative expenses	3,843	14%	4,470	10%	(627)	(14)%
Stock-based compensation expenses	243	1%	-	0%	243	-%
Other expenses, net	105	0%	112	0%	(7)	(6)%
Net income before taxation	$271	1%	$1,215	3%	$(944)	(78)%
Income tax expense	39	0%	324	1%	(285)	(88)%
Net income	$232	1%	$891	2%	$(659)	(74)%

Revenue. For the three months ended December 31, 2023, revenue of the Company decreased by approximately $15.5 million, or 36%, to $27.5 million, compared to revenue of approximately $43.0 million for the same period in fiscal 2022. The decrease was primarily due to reduced shipments to some of our major customers in the U.S. and Hong Kong in the face of high inflation and high interest rates. In addition, some orders were delayed and shipped in the fourth quarter due to the logistics issues caused by the tension in the Red Sea. Raw material importation was disrupted, causing some curtailment in production at the end of the third quarter, but this situation has been resolved by establishing an alternate route using the Port of Jebel Ali in the United Arab Emirates.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended December 31, 2023 and 2022.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2023		Three Months Ended December 31, 2022
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$17,383	63%	$18,642	43%
New Balance	3,647	13%	8,667	20%
Excit Holdings Limited (2)	1,844	7%	8,273	19%
Hugo Boss	857	3%	-	0%
Easy Long International Limited	778	3%	-	0%
G-III	622	2%	1,007	2%
Dynamic	330	1%	4,103	10%
American Eagle Outfitter	249	1%	-	0%
Others	1,810	7%	2,335	6%
Total	$27,520	100%	$43,027	100%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands that are owned by VF Corporation.

(2)	Excit Holdings Limited is previously named Jiangsu Guotai Huasheng Industrial (HK) Co., Limited.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2023		Three Months Ended December 31, 2022		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$22,416	81%	$33,091	77%	$(10,675)	(32)%
Hong Kong	2,622	10%	8,278	19%	(5,656)	(68)%
Germany	857	3%	-	0%	857	-%
Jordan	612	2%	1,642	4%	(1,030)	(63)%
Others	1,013	4%	16	0%	997	6,231%
Total	$27,520	100%	$43,027	100%	$(15,507)	(36)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The decrease of approximately 32% in sales to the U.S. during the three months ended December 31, 2023, was mainly attributable to fewer shipments, amid a high inflation environment being delivered to some of our U.S. customers. This decline was compounded by the unexpected tension in the Red Sea, which caused some delays in outbound shipments as well as inbound.

During the three months ended December 31, 2023, aggregate sales to Hong Kong, Germany, Jordan, and other locations decreased by 49% from approximately $9.9 million to $5.1 million compared to the same period last year. This was due to fewer shipments delivered to the customers in those regions with lower economic growths.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold for the three months ended December 31, 2023 decreased by approximately $14.2 million, or 38%, to approximately $23.1 million, from approximately $37.2 million for the same period in 2022. As a percentage of revenue, the cost of goods sold decreased by approximately 3% points to 84% for the three months ended December 31, 2023, from 87% for the same period in 2022. The decrease in cost of goods sold as a percentage of revenue was primarily attributable to the higher proportion of shipments to one of our major customers in the U.S. that typically generate higher profit margin.

For the three months ended December 31, 2023, we purchased 17% and 14% of garments and raw materials from two suppliers, respectively. For the three months ended December 31, 2022, we purchased 28% of our garments from one major supplier.

Gross profit margin. Gross profit margin was approximately 16% for the three months ended December 31, 2023, representing an increased by 3% points from 13% for the same period in 2022. The increase in gross profit margin was primarily driven by the higher proportion of shipments to one of our major customers in the U.S. that typically generate higher profit margin.

Operating expenses. Operating expenses for the three months ended December 31, 2023 decreased by 9%, or approximately $0.4 million, to approximately $4.1 million, compared to the same period in 2022. The decrease was primarily due to lower travel expenses of overseas workers and the write-back of approximately $121,000 from provision for doubtful debts, partially offset by a stock-based payment compensation of $0.2 million during this period, while there was none in the same period in fiscal 2023.

Other expenses, net. Other expenses, net were approximately $105,000 for the three months ended December 31, 2023, as compared to other expenses, net of approximately $112,000 for the same period in fiscal 2023. The decrease was primarily due to higher interest incomes from fixed deposits in banks, offset by the interest expenses arising from participating in the supply chain financing programs of a customer.

Income tax expenses. Income tax expenses for the three months ended December 31, 2023 were approximately $39,000 compared to income tax expenses of approximately $324,000 for the same period in fiscal 2023. The decrease in the effective tax rate mainly resulted from a tax refund of approximately $239,000 from our holding company, offsetting the higher proportion of the operating loss of a Hong Kong subsidiary and our holding company in our group profit and the increase of corporate income tax rate in Jordan from a combined rate of 19% to 20% or 21% since January 1, 2023. The effective tax rate was down to 14.2% for the three months ended December 31, 2023, as compared to 26.7% for the three months ended December 31, 2022.

Net income. Net income for the three months ended December 31, 2023 was approximately $232,000 compared to net income of approximately $891,000 for the same period in fiscal 2023. The decrease was mainly attributable to the lower sales to different geographic locations.

Nine Months Ended December 31, 2023 and 2022

The following table summarizes the results of our operations during the nine-month periods ended December 31, 2023 and 2022, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2023		Nine Months Ended December 31, 2022		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$95,613	100%	$114,289	100%	$(18,676)	(16)%
Cost of goods sold	80,211	84%	94,952	83%	(14,741)	(16)%
Gross profit	15,402	16%	19,337	17%	(3,935)	(20)%

Selling, general, and administrative expenses	12,319	13%	12,797	12%	(478)	(4)%
Stock-based compensation expenses	727	1%	295	0%	432	146%
Other expenses, net	571	0%	245	0%	326	133%
Net income before taxation	$1,785	2%	$6,000	5%	$(4,215)	(70)%
Income tax expense	689	1%	1,596	1%	(907)	(57)%
Net income	$1,096	1%	$4,404	4%	$(3,308)	(75)%

Revenue. For the nine months ended December 31, 2023, our revenue decreased by approximately $18.7 million, or 16%, to $95.6 million, from approximately $114.3 million for the same period in fiscal 2023. The main reason for the decline in revenue was that the inflationary environment resulted in fewer shipments to customers in the U.S., one of our main markets. This was partially compensated by the increase in sales to Germany and some other locations.

The following table outlines the dollar amount and percentage of total sales to our customers for the nine months ended December 31, 2023 and 2022, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2023		Nine Months Ended December 31, 2022
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$64,567	67%	$65,001	57%
New Balance	12,327	13%	20,145	18%
G-III	5,337	6%	4,959	4%
Excit Holdings Limited (2)	2,774	3%	9,002	8%
Easy Long International Limited	2,406	2%	-	0%
Hugo Boss	2,148	2%	-	0%
Soriana	927	1%	954	1%
American Eagle Outfitter	755	1%	-	0%
Dynamic	496	1%	8,175	7%
Others	3,876	4%	6,053	5%
Total	$95,613	100%	$114,289	100%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands that are owned by VF Corporation.

(2)	Excit Holdings Limited is previously named Jiangsu Guotai Huasheng Industrial (HK) Co., Limited.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2023		Nine Months Ended December 31, 2022		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$84,303	88%	$99,599	87%	$(15,296)	(15)%
Hong Kong	5,178	6%	9,021	8%	(3,843)	(43)%
Germany	2,148	2%	-	0%	2,148	-%
Jordan	1,237	1%	4,398	4%	(3,161)	(72)%
Others	2,747	3%	1,271	1%	1,476	116%
Total	$95,613	100%	$114,289	100%	$(18,676)	(16)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

Sales to the U.S. decreased by approximately 15% during the nine months ended December 31, 2023, which was mainly attributable to fewer shipments to some of our major customers in the country.

During the nine months ended December 31, 2023, aggregate sales to Hong Kong, Germany, Jordan, and other locations decreased by 23% from approximately $14.7 million to $11.3 million from the same period last year, as fewer shipments were delivered to the customers in those regions with lower economic growths during this period.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $14.7 million, or 16%, to approximately $80.2 million, for the nine months ended December 31, 2023, from approximately $95.0 million for the same period in fiscal 2023. As a percentage of revenue, the cost of goods sold increased by approximately 1% point to 84% for the nine months ended December 31, 2023 from 83% for the same period in fiscal 2023. The increase in cost of goods sold as a percentage of revenue was primarily attributable to our diversification in customer base with some orders with lower profit margin.

For the nine months ended December 31, 2023, we purchased 13% of our garments from one major supplier. For the nine months ended December 31, 2022, we purchased 13% and 10% of our garments and raw materials from two major suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 16% for the nine months ended December 31, 2023, which decreased by 1% point from 17% for the same period in fiscal 2023. The decrease in gross profit margin was primarily driven by a shift in customer mix with more orders that generate lower profit margin.

Operating expenses. Operating expenses for the nine months ended December 31, 2023 decreased slightly by approximately $46,000, to approximately $13.0 million, compared to the same period in fiscal 2023. The slight decrease was primarily due to a decrease in travel expenses for overseas workers of approximately $660,000 and a write-back of approximately $188,000 from the provision for doubtful debt upon receipt of the amount, which was partially offset by an increase in stock-based compensation expenses.

Other expenses, net. Other expenses, net was approximately $571,000 for the nine months ended December 31, 2023, as compared to other expenses, net of approximately $245,000 for the same period in fiscal 2023. The increase was primarily due to higher interest expenses arisen from participating in supply chain financing programs of certain customers, which was only partially offset by the interest income from fixed deposits in banks.

Income tax expenses. Income tax expenses for the nine months ended December 31, 2023 were approximately $0.7 million compared to income tax expenses of $1.6 million for the same period in fiscal 2023. The increase in the effective tax rate mainly resulted from the higher proportion of the operating loss of a Hong Kong subsidiary and our holding company in our group profit and the increase of corporate income tax rate in Jordan form a combined rate of 19% to 20% or 21% since January 1, 2023. The effective tax rate was up to 38.6% for the nine months ended December 31, 2023, as compared to 26.6% for the nine months ended December 31, 2022.

Net income. Net income for the nine months ended December 31, 2023 was approximately $1.1 million compared to net income of approximately $4.4 million for the same period in fiscal 2023. The decrease was mainly attributable to lower sales and profit margin following our diversification of our customer base.

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

As of December 31, 2023, we had cash of approximately $19.6 million and restricted cash of approximately $1.6 million. Compared to cash of approximately $17.8 million and restricted cash of approximately $1.6 million as of March 31, 2023, the increase in total cash was mainly a result of a net profit of approximately $1.1 million and the conversion of inventory to collections, offset by dividends paid during the nine months ended December 31, 2023.

Our current assets as of December 31, 2023 were approximately $49.4 million and our current liabilities were approximately $8.9 million, which resulted in a ratio of approximately 5.5 to 1. As of March 31, 2023, our current assets were approximately $ 57.3 million and our current liabilities were $ 14.4 million, resulting in a ratio of 4.0 to 1.

The decrease in current assets was mainly due to a decrease in inventory, prepaid expenses and other current assets.

The primary driver in the decrease in current liabilities was the decrease in accounts payable for raw material purchases, income tax payables and deferred revenue.

Total equity as of December 31, 2023 was approximately $68.2 million compared to $68.2 million as of March 31, 2023.

We had net working capital of $40.5 million and $42.8 million as of December 31, 2023 and March 31, 2023, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from our operating activities will be sufficient to support our working capital needs for the next 12 months from the date this Quarterly Report is released.

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

Credit Facilities

DBSHK Facility Letter

Pursuant to the DBSHK facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success. Pursuant to the facility, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import invoice financing up to an aggregate of $5.0 million. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. We had nil outstanding under this DBSHK facility as of both of December 31, 2023 and March 31, 2023. The DBSHK facility is reviewed annually.

On January 4, 2024, DBSHK offered a revised credit facility to Treasure Success. Pursuant to the revised facility, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import and export invoice financing up to an aggregate of $5.0 million, with certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills.

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

Nine Months Ended December 31, 2023 and 2022

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$7,867	$9,858
Net cash used in investing activities	(4,264)	(11,372)
Net cash (used in) provided by financing activities	(1,813)	1,469
Effect of exchange rate changes on cash and restricted cash	24	(296)
Net increase (decrease) in cash and restricted cash	1,814	(341)
Cash and restricted cash, beginning of nine-month period	19,412	26,583
Cash and restricted cash, end of nine-month period	$21,226	$26,242

Operating Activities

Net cash provided by operating activities was approximately $7.9 million for the nine months ended December 31, 2023, compared to cash provided by operating activities of approximately $9.9 million for the same period in fiscal 2023. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $16.7 million in the nine months ended December 31, 2023 compared to a decrease of $1.6 million in the same period in fiscal 2023;

●	an increase in accounts receivable of $6.0 million in the nine months ended December 31, 2023 compared to a decrease of $5.5 million in the same period in fiscal 2023;

●	an increase of advance to suppliers of $1.1 million compared to an increase of $4.7 million in the same period in fiscal 2023;

●	a decrease of accounts payable of $3.4 million in the nine months ended December 31, 2023 compared to an increase of $1.1 million in the same period in fiscal 2023; and

●	a decrease of net income to $1.1 million in the nine months ended December 31, 2023 from net income of $4.4 million in the same period in fiscal 2023.

Investing Activities

Net cash used in investing activities was approximately $4.3 million for the nine months ended December 31, 2023, compared to approximately $11.4 million in the same period in fiscal 2023. The net cash used in investing activities in the nine months ended December 31, 2023 was mainly used in investment in property, plant, and machinery including the ongoing construction of a dormitory and factory expansion. The net cash used in investing activities in the nine months ended December 31, 2022 also included the acquisitions of Ever Winland and Kawkab Venus for $7.3 million.

Financing Activities

Net cash used in financing activities was approximately $1.8 million for the nine months ended December 31, 2023, which was dividend payments in the period. Net cash provided by financing activities in the nine months ended December 31, 2022 was primarily net proceeds from short-term loans and was partially offset by dividend payments and share repurchases.

Statutory Reserves

In accordance with the corporate law in Jordan, our subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital, in accordance with corporate laws in China. These reserves are not available for dividend distribution. The statutory reserves were approximately $0.4 million and approximately $0.4 million as of December 31, 2023 and 2022, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2023 and 2022.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of December 31,
	2023	2022
Statutory Reserves	$411	$379
Total Restricted Net Assets	$411	$379
Consolidated Net Assets	$68,239	$71,070
Restricted Net Assets as Percentage of Consolidated Net Assets	0.60%	0.53%

Total restricted net assets accounted for approximately 0.60% of our consolidated net assets as of December 31, 2023. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $4.3 million and approximately $11.3 million for the nine months ended December 31, 2023 and 2022, for plant and machinery, the construction of a dormitory and factory expansion in both periods, and the acquisitions of Ever Winland and Kawkab in fiscal 2023. For the nine months ended December 31, 2023, payments for additional plant and machinery, and construction of a dormitory and factory expansion, amounted to approximately $0.8 million and $3.2 million, respectively. For the nine months ended December 31, 2022, payments for additional plant and machinery, construction of a dormitory and factory expansion, the acquisition of Kawkab Venus, and the acquisition of Ever Winland amounted to approximately $0.6 million, $3.4 million, $2.2 million, and $5.1 million, respectively.

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

On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with an aggregate purchase price JOD313,501 (approximately $442,162). We spent approximately $8.9 million in capital expenditures to build the dormitory and $0.2 million in dormitory’s kitchen, respectively. Due to the ongoing COVID-19 pandemic, management decided to put on hold the construction project in fiscal 2021 to retain financial resources to support our operations, and also to wait and see how the global economy and customer demand recover after the outbreak. The preparation work resumed in early 2021 and construction work commenced in April 2021. The dormitory is expected to be completed and ready for use by the end of fiscal year 2024.

We project that there will be an aggregate of approximately $4.7 million and $12.6 million of capital expenditures in the fiscal years ending March 31, 2024 and 2025, respectively, for further enhancement of production capacity to meet future sales growth. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from the operations of our subsidiaries to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of December 31, 2023, concluded that our disclosure controls and procedures were ineffective as of that date based on reasons set forth below.

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

Changes in Internal Control Over Financial Reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	POS AM	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1	Shareholders’ Agreement dated October 10, 2023, by and between Treasure Success and Newtech Textile (HK) Limited	8-K	001-38474	10.1	October 12, 2023

10.2	Banking Facilities dated January 4, 2024, by and between Treasure Success and DBSHK	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 8, 2024	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)