Form 10-K
period 2024-03-31
Jerash Holdings (US), Inc.
filed 2024-06-28
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the September 30, 2023 closing price reported by Nasdaq, was approximately $21,963,152. Shares of voting stock held by executive officers, directors, holders owning more than 10% of the outstanding voting stock, and stockholders affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding on June 27, 2024 was 12,294,840.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2024 Proxy Statement (as defined below) are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

We are a manufacturer for many well-known brands and retailers, such as VF Corporation (which owns brands such as The North Face, Timberland, and Vans), New Balance, G-III (owner or licensee of brands such as Calvin Klein, Tommy Hilfiger, and DKNY), Acushnet (owner of brands such as Footjoy and Titleist), American Eagle, and Skechers. Our production facilities comprise six factories and five warehouses and we currently employ approximately 5,400 people. The total annual capacity at our facilities was approximately 14 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets, and excluding PPE) as of March 31, 2024.

Organizational Structure

Jerash Holdings is a holding company incorporated in Delaware in January 2016. As of the date of this annual report, Jerash Holdings has the following wholly owned subsidiaries: (i) Jerash Garments and Fashions Manufacturing Co., Ltd. (“Jerash Garments”), an entity formed under the laws of Jordan, (ii) Treasure Success International Limited (“Treasure Success”), an entity formed under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong” or “HK”), (iii) Chinese Garments and Fashions Manufacturing Co., Ltd. (“Chinese Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (iv) Jerash for Industrial Embroidery Co., Ltd. (“Jerash Embroidery”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (v) Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (vi) Mustafa and Kamal Ashraf Trading Company (Jordan) for the Manufacture of Ready-Make Clothes LLC (“MK Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments; (vii) Jiangmen Treasure Success Business Consultancy Co., Ltd. (“Jiangmen Treasure Success”), an entity incorporated under the laws of the People’s Republic of China (“China” or the “PRC”) and a wholly owned subsidiary of Treasure Success, (viii) Jerash The First Medical Supplies Manufacturing Company Limited (“Jerash The First”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (ix) Jerash Supplies, LLC (“Jerash Supplies”), an entity formed under the laws of the State of Delaware, (x) Kawkab Venus Dowalyah Lisenaet Albesah (“Kawkab Venus”), a limited liability company established in Amman, Jordan, and (xi) Ever Winland Limited (“Ever Winland”), a limited liability company organized in Hong Kong. As of the date of this annual report, Treasure Success owns 51% of the equity interests in J&B International Limited (“J&B”), a company with limited liability incorporated under the laws of Hong Kong. P. T. Eratex (Hong Kong) Limited (“Eratex”), a company formed in Hong Kong, owns the remaining 49%. To date, Treasure Success also owns 51% of the equity interests in Jerash Newtech (Hong Kong) Holdings Limited (“Jerash Newtech”), a company incorporated under the laws of Hong Kong with limited liability, and Newtech Textile (HK) Limited, a company incorporated in Hong Kong (“Newtech”), owns the remaining 49%.

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

Jerash Newtech is a joint venture company established in Hong Kong on November 3, 2023. On October 10, 2023, Treasure Success and Newtech entered into a Joint Venture and Shareholders’ Agreement. Pursuant to this agreement, both parties agreed to form a joint venture company in Hong Kong named Jerash Newtech, of which Treasure Success holds 51% of the equity interests and Newtech holds 49%. Jerash Newtech engages in the business of supplying fiber and fabric printed with Cooltrans technology, and may engage any other businesses in the future as both parties shall agree from time to time.

Products

As a garment manufacturing group, we specialize in manufacturing sportswear and outerwear. Our sportswear and outerwear product offering consists of jackets, polo shirts, t-shirts, pants, and shorts. During fiscal 2024, our primary product offering was shorts, pants, and vests, which accounted for approximately 37% of our total shipped pieces. Our primary product offering in the fiscal year ended March 31, 2023 was shorts, pants, and vests, which accounted for approximately 49% of our total shipped pieces.

In response to high demand for PPE due to the COVID-19 pandemic, we started manufacturing PPE in 2020. Our PPE product offering consists of branded (washable) and disposable face masks, medical scrubs, protective coveralls, and surgical gowns. The sale of PPE products contributed an insignificant amount to our total revenue in the fiscal years ended March 31, 2024 and 2023.

Manufacturing and Production

Our production facilities are located in Al Tajamouat Industrial City and in Al-Hasa County in the Tafilah Governorate of Jordan.

Our production facilities in Al Tajamouat Industrial City comprise five factories and five warehouses. Effective as of January 1, 2019, the government of the Hashemite Kingdom of Jordan converted Al Tajamouat Industrial City into a Development Zone. Following this change, we continued to operate under benefits similar to the Qualifying Industrial Zone designation, but were subject to a 10% corporate income tax plus a 1% social contribution. Starting from January 1, 2020, the corporate income tax rate increased to 14% plus a 1% social contribution. On January 1, 2021, the corporate income tax rate increased to 16% plus a 1% social contribution. On January 1, 2022, the corporate income tax rate increased to 18% or 20% plus a 1% social contribution. On January 1, 2023, the corporate income tax rate increased to 19% or 20% plus a 1% social contribution. Effective January 1, 2024, we have been subject to a 20% corporate income tax rate plus a 1% social contribution. Currently, the first factory, which we own, employs approximately 1,500 people. Its primary functions are to house our management offices, as well as production lines, trims warehouse, and printing, sewing, ironing, and packaging units. The second factory, which we lease, employs approximately 1,400 people. Its primary function is to house our administrative and human resources personnel, merchandising and accounting departments, embroidery, printing, additional production lines, trims and finished products warehouses, and sewing, ironing, packing and quality control units. The third factory, which we lease, employs approximately 200 people. Its primary functions are to perform the cutting for our products. The fourth factory (under Paramount), which we lease, currently employs approximately 1,200 people. Its primary functions are to house additional production lines. The fifth factory (under MK Garments) currently employs approximately 600 people. Its primary function is to manufacture garments for orders from customers.

Our production facility in Al-Hasa County in the Tafilah Governorate of Jordan comprises a factory, which currently employs approximately 500 people and its primary functions are to manufacture garment products per customer orders. We commenced the construction of this factory in 2018 and we started operations in November 2019. This is a joint project with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. According to our agreement with these government agencies, we used this factory without paying rent through December 2022. We have continued to use the factory without paying rent since January 2023 as new arrangements with the Jordanian Ministry of Labor are still being made. See “Item 2. Properties” below for more information regarding this factory.

In 2015, we commenced a project to build a 4,800 square-foot workshop in the Tafilah Governorate of Jordan. The building is now used as a dormitory to house management and supervisory staff who work at the factory in Al-Hasa County.

In April 2021, we commenced construction on a 195,000-square-foot housing facility for our multi-national workforce, situated on a 49,000-square-foot site owned by us, in Al Tajamouat Industrial City. The construction is now complete and our workers have started moving in. To meet increasing demand, we are also finalizing plans to construct an additional project on a nearby 133,000-square-foot parcel that we purchased in 2019 for $1.2 million. Two-thirds of the land will be used for our seventh factory and the remaining one-third will be used for housing. As of the date of this annual report, we are working with engineering consultants on the architectural design of the building, taking into account the potential business growth bought about by the new business collaboration with Busana Apparel Group. We will carefully plan the construction investment to meet the progress of business developments.

Total annual capacity at our existing facilities was approximately 14 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets, and excluding PPE) as of March 31, 2024. Our production flow begins in the cutting department of our factory. Then the product is sent to the embroidery department for embroidery if applicable. From there, the product moves to be processed by the sewing unit, finishing department, quality control, and finally the ironing and packing units.

We do not have long-term supply contracts or arrangements with our suppliers. Most of our ultimate suppliers for raw materials, such as fabric, zippers, and labels, are designated by customers and we purchase such materials on a purchase order basis.

Employees

As of March 31, 2024, we had an aggregate of approximately 5,600 employees located in Jordan, Hong Kong, the People’s Republic of China, and the United States of America, all of which are full-time employees.

Customers

The following table outlines the dollar amount and percentage of total sales to our customers for the fiscal years ended March 31, 2024 (“fiscal 2024”) and March 31, 2023 (“fiscal 2023”).

	Fiscal 2024		Fiscal 2023
	Sales		Sales
	(USD, in thousands)%		(USD, in thousands)%

VF Corporation(1)	$78,912	67.3%	$82,661	59.9%
New Balance	13,931	11.9%	24,124	17.5%
G-III	5,773	4.9%	5,589	4.0%
Hugo Boss	2,920	2.5%	-	-%
Jiangsu Guotai Huasheng Industrial Co (HK)., Ltd	2,774	2.4%	9,454	6.8%
Easy Long International Limited	2,436	2.1%	-	-%
Acushnet	1,562	1.3%	-	-%
Others	8,879	7.6%	16,235	11.8%
Total	$117,187	100.0%	$138,063	100.0%

(1)	Most of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

In fiscal 2024 and 2023, we depended on a few key customers for our sales, and most of our sales in fiscal 2024 and 2023 were to one customer, VF Corporation.

We started producing garments for VF Corporation in 2012. Most of the products we manufacture are sold under The North Face, Timberland, and Vans brands which are owned by VF Corporation. Currently, we manufacture primarily outerwear for The North Face. Approximately 67% and 60% of our sales in fiscal 2024 and 2023 were derived from the sale of manufactured products to VF Corporation, respectively. We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes that we and our customers have agreed upon for their purchase of the relevant manufactured garments. It is through the sample development and approval processes that we and VF Corporation and our other customers agree on the purchase and manufacture of the garments. For fiscal 2024, VF Corporation issued approximately 3,400 purchase orders to us in amounts ranging from approximately $7 to $268,000. For fiscal 2023, VF Corporation issued approximately 10,500 purchase orders to us in amounts ranging from approximately $6 to $372,000.

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

From time to time, Jordan has experienced instances of civil unrest, terrorism, and hostilities among neighboring countries, including Syria and Israel. A peace agreement between Israel and Jordan was signed in 1994. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Jordanian economy and our operations by disrupting operations and communications and making travel within Jordan more difficult and less desirable. Political or social tensions also could create a greater perception that investments in companies with Jordanian operations involve a high degree of risk, which could adversely affect the market and price for our common stock. Furthermore, the escalation of conflicts such as Russia-Ukraine and Israel-Hamas may increase geopolitical tensions globally. These political or social tensions could disrupt international trade, industrial supply chains, and transportation, leading to market price volatility, and may adversely affect our business, increase operational costs, and limit our ability to secure foreign financing for our operations and capital expenditures. See “Item 1A. Risk Factors—Risks Related to Operations in Jordan—Our operations in Jordan may be adversely affected by social and political uncertainties or change, military actions, health-related risks, acts of terrorism or other geopolitical instability.”

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

Income/Sales Tax Incentives

Effective January 1, 2019, Jordan’s government converted the geographical area where Jerash Garments and its subsidiaries are located from a Free Zone to a Development Zone. Development Zones are industrial parks that house manufacturing operations in Jordan. In accordance with applicable law, Jerash Garments and its subsidiaries began paying corporate income tax in Jordan at a rate of 10% plus 1% social contribution. Starting from January 1, 2020, the corporate income tax rate in Jordan increased to 14% plus 1% social contribution. Effective January 1, 2021, this rate increased to 16% plus 1% social contribution. On January 1, 2022, this rate further increased to 18% or 20% plus 1% social contribution. On January 1, 2023, this rate further increased to 19% or 20% plus a 1% social contribution. Effective January 1, 2024, the income tax rate further increased to 20%, plus a 1% social contribution. For more information, see “Note 2—Summary of Significant Accounting Policies—Income and Sales Taxes.”

In addition, Jerash Garments and its subsidiaries are subject to local sales tax of 16%. However, Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption was extended to February 5, 2025.

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

Our sales to VF Corporation (which owns brands such as The North Face, Timberland, and Vans), directly and indirectly, accounted for approximately 67% and 60% of our total sales in fiscal 2024 and 2023, respectively. From an accounting perspective, we are considered the principal in our arrangement with VF Corporation. We bear the inventory risk before the specified goods are transferred to a customer, and we have the right to determine the price and to change our product during the sample development process with customers in which we determine factors including material usage and manufacturing costs before confirming orders. Therefore, we present the sales and related manufacturing activities on a gross basis.

We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes. It is through these sample development and approval processes that we and VF Corporation agree on the purchase and manufacture of the garments in question. From April 1, 2022 to March 31, 2023, VF Corporation issued approximately 10,500 purchase orders to us in amounts ranging from approximately $6 to $372,000. In fiscal 2024, VF Corporation issued approximately 3,400 purchase orders to us in amounts ranging from approximately $7 to $268,000.

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

Any adverse change in our relationship with VF Corporation and its owned brands, or with their strategies or reputation, would have a material adverse effect on our results of operations.

Most of our products are sold under The North Face, Timberland, and Vans brands, which are owned by VF Corporation. Any adverse change in our relationship with VF Corporation would have a material adverse effect on our results of operations. In addition, our sales of those products could be materially and adversely affected if the image, reputation, or popularity of either VF Corporation, The North Face, Timberland, or Vans were to be negatively impacted.

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

A natural disaster, catastrophe, pandemic, or other unexpected events could adversely affect our financial conditions and business operations.

The occurrence of one or more unexpected events, including war, acts of terrorism or violence, civil unrest, epidemics or pandemics, fires, tornadoes, hurricanes, earthquakes, floods, and other forms of severe weather in the countries or regions in which we do business could adversely affect our operations and financial performance.

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

The COVID-19 pandemic did not materially adversely affect our business operations and condition and operating results for fiscal 2023 and 2024. The Company currently expects that its operation results for the fiscal year ending March 31, 2025 would not be impacted by the COVID-19 pandemic. However, in the event of a resurgence of COVID-19 cases or a global outbreak of a similar pandemic, the Company's business could be negatively impacted if the U.S. government or the Jordan government imposes new restrictions to curb the spread.

We may require additional financing to fund our operations and capital expenditures.

As of March 31, 2024, we had cash and cash equivalents of approximately $12.4 million and restricted cash of approximately $1.6 million. There can be no assurance that our available cash, together with resources from our operations, will be sufficient to fund our operations and capital expenditures. In addition, our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

Pursuant to the DBS facility letter dated January 12, 2022, DBS Bank (Hong Kong) Limited (“DBSHK”) provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import and export invoice financing up to an aggregate of $5.0 million, with certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022.

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

We have entered into joint ventures with third parties, and we may continue to do so in the future. This may subject us to various risks, including limited decision-making authority, reliance on our joint venture partners' financial condition, the risk of disputes with our joint venture partners, and the risk of failing to achieve profitability through such business.

As of the date of this annual report, we have entered into two joint ventures with third parties. Please refer to “Item 1. Business—Organizational structure” for more information. Once we enter into any joint ventures, we will have limited decision-making authority and we may face the risk of disputes with our joint venture partners. This includes potential deadlocks in making major decisions and restrictions on our ability to exit the joint venture. Any disputes that arise between us and any of our joint venture partners may result in litigation or arbitration. We may also face risks associated with the financial condition of our joint venture partners, including the risk of bankruptcy and/or failure to fund their share of required capital contributions. As a result, we may be exposed to liabilities that exceed our share of any joint venture. Our joint venture partners may also have business interests or goals that are inconsistent with ours and may be able to take actions contrary to our policies or objectives. In specific circumstances, we may be liable for the actions of any joint venture partners. Any of these situations may have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, we cannot assure that we may succeed in doing business through these two joint ventures or any future joint ventures. If the two joint ventures do not achieve expected levels of production or profitability, we will not be able to adequately manage our growth following the establishment of such business, and our results of operations and financial condition would be adversely affected.

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

Almost all of our products are manufactured outside the United States, at our subsidiaries’ production facilities in Jordan. Foreign manufacturing is subject to a number of risks, including work stoppages, transportation delays and interruptions, political instability, foreign currency fluctuations, economic disruptions, expropriation, nationalization, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policies towards Jordan), and other factors, which could have an adverse effect on our business. In addition, we may be subject to risks associated with the availability of and time required for the transportation of products from foreign countries. The occurrence of certain of these factors may delay or prevent the delivery of goods ordered by customers, and such delay or inability to meet delivery requirements would have a severe adverse impact on our results of operations and could have an adverse effect on our relationships with our customers.

Our ability to benefit from the lower labor costs in Jordan will depend on the political, social, and economic stability of Jordan and in the Middle East in general. We cannot assure you that the political, economic, or social situation in Jordan or in the Middle East in general will not have a material adverse effect on our operations, especially in light of the potential for hostilities in the Middle East. See “—Risks Related to Operations in Jordan—Our operations in Jordan may be adversely affected by social and political uncertainties or change, military actions, health-related risks, acts of terrorism or other geopolitical instability.” The success of the production facilities also will depend on the quality of the workmanship of laborers and our ability to maintain good relations with such laborers in these countries. We cannot guarantee that our operations in Jordan or any new locations outside of Jordan will be cost-efficient or successful.

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

Our operations in Jordan may be adversely affected by social and political uncertainties or change, military actions, health-related risks, acts of terrorism, or other geopolitical instability.

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

Furthermore, global markets have recently experienced volatility and disruption following the escalation of geopolitical tensions, including the military conflict between Russia and Ukraine and the conflict in the Gaza Strip. Specifically, Russian military forces initiated a full-scale invasion of Ukraine on February 24, 2022, leading to sustained conflict and disruption. See “—Risk Factors Relating to our Securities—We are currently operating in a period of economic uncertainty and capital market disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.” Additionally, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets, leading to a declaration of war by Israel. Subsequently, there have been disruptions in the region. The intensity and duration of the current Israel-Hamas war and the larger regional conflict are difficult to predict, as are the economic implications on our business and operations, the global supply chain, and global geopolitical stability.

While we do not have any employees, staff, consultants, operations, materials, or equipment located in Israel, Ukraine, Russia, or Belarus, all of our manufacturing processes are performed in a complex of production facilities located in Jordan. This situation could adversely affect our business or the services being provided to us due to concerns about conflict in the Palestinian territories. For example, when Hamas launched its attack on October 7, 2023, it had an unfavorable impact on the Jordanian street and the country’s national security. Despite bilateral cooperation between Jordan and the United States that may contribute to assisting the conflicting parties in ultimately achieving peace and security, we cannot assure that our business operations will not be adversely impacted by such disputes.

Any of the aforementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial.

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

We may issue additional securities in the future. Pursuant to our amended and restated 2018 Stock Incentive Plan, we may issue up to 1,784,250 shares of common stock to certain members of our management and key employees. As of the date of this annual report, 114,110 shares of common stock remain available for issuance under our amended and restated 2018 Stock Incentive Plan.

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

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

We have been required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act beginning with the annual report on Form 10-K for the fiscal year ended March 31, 2019. The process of designing and implementing internal controls over financial reporting may divert our internal resources and take a significant amount of time and expense to complete.

In connection with the preparation and external audit of our consolidated financial statements for the fiscal year ended March 31, 2023, we identified certain material weaknesses in our internal control over financial reporting and have formulated plans for remedial measures. Although some remedial measures have been implemented, our management concluded that our internal control over financial reporting was still ineffective as of March 31, 2024. See “Item 9A. Controls and Procedures.”

However, our management team cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We incur and will continue to incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur, and will continue to incur, now that we have ceased to be an “emerging growth company,” significant legal, accounting, and other costs. These costs could negatively affect our financial results. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

We are committed to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If we do not comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Cybersecurity is a vital aspect of maintaining the trust of our customers and employees. We have instituted a comprehensive cybersecurity risk management program that employs various methods to monitor and assess our threat environment and risk profile. These methods include the use of manual and automated tools, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us and conducting vulnerabilities assessments. We have company-wide policies and procedures in place that further enhance our ability to identify and manage cybersecurity risks. Our employees receive ongoing training under our security policies.

Annual risk assessments and penetration testing are primarily performed by our internal staff, and we have not engaged any third parties in connection with such processes except that we have an external Management Information Systems consultant, or MIS consultant, who provides advices to our CEO in the review of test results. We believe these tests are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. The results of these tests are presented annually to the CEO, with support provided by our external MIS consultant, for review to ensure compliance with cybersecurity standards.

During the fiscal year ended March 31, 2024, we have not identified any risks from cybersecurity threats that have materially affected our business operations or financial conditions.

Governance

Our CEO, MIS consultant, and MIS supervisor oversee risk management to ensure that the Company’s policies and procedures are functioning as intended to protect the Company’s information systems from cybersecurity threats.

More specifically, MIS supervisor is responsible for identifying and assessing cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation and remediation measures, and maintaining cybersecurity programs. Our cybersecurity programs are managed under the direction of CEO and MIS consultant, and MIS supervisor monitors the prevention, detection, mitigation, and remediation of cybersecurity risks. MIS supervisor regularly updates the CEO on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provides regular cybersecurity updates.

Item 2. Properties.

Jerash Garments and Kawkab own two industrial buildings of approximately 136,000 and 79,000 square feet, respectively, a dormitory building with a kitchen area of approximately 195,000 square feet, and one piece of land of approximately 133,000 square feet in Al Tajamouat Industrial City. We lease additional space totaling approximately 527,000 square feet in industrial buildings in Al Tajamouat Industrial City. In addition, we lease space for our workers in dormitories located inside and outside of Al Tajamouat Industrial City.

Treasure Success owns an office space in Hong Kong through acquisition of Ever Winland on August 29, 2022. Prior to the acquisition, Treasure Success leased the office space pursuant to a tenancy agreement dated February 26, 2021. The tenancy agreement had a term from February 26, 2021 to February 25, 2023, with a rent in the amount of HK$119,540 (approximately $15,326) per month. See “—Item 1. Business—Organizational Structure.”

In 2015, we commenced a project to build a 4,800 square-foot workshop in the Tafilah Governorate of Jordan and completed it in September 2021. We now use the building as a dormitory to house management and supervisory staff who work at the factory in Al-Hasa County as discussed below.

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

In April 2021, we commenced construction on a 189,000-square-foot housing facility for our multi-national workforce, situated on a 49,000-square-foot site owned by us, located in Al Tajamouat Industrial City. The construction has been completed as of the date of this annual report and our workers have started moving in. To meet increasing demand, we are also finalizing plans to construct an additional project on a nearby 133,000-square-foot parcel that we purchased in 2019 for $1.2 million, with 2/3 of the land expected to be allocated for the establishment of our seventh factory and 1/3 for housing purposes. As of the date of this annual report, we are working with engineering consultants to proceed with the architectural design of these buildings. However, execution of this construction plan will depend on the progress of the Company’s business development and an ongoing assessment of customer order condition.

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

We believe the real estate property that we own and lease is sufficient to conduct our operations as they are currently conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded and quoted on the Nasdaq Capital Market under the symbol “JRSH” since May 4, 2018. Before that, our stock was not traded on any stock exchange. As of June 27, 2024, there were 12,294,840 shares of common stock issued and outstanding held by approximately 40 stockholders of record.

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

In the fourth quarter of the fiscal year ended March 31, 2024, the Company has not made any repurchases of its outstanding shares of common stock.

During the fiscal years ended March 31, 2024 and 2023, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2024 and 2023, and current reports on Form 8-K.

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

Results of Operations

The following table presents certain information from our consolidated statements of operations and comprehensive income (loss) for the fiscal years ended March 31, 2024 and 2023 and should be read, along with all of the information in this management’s discussion and analysis, in conjunction with the consolidated financial statements and related notes included elsewhere in this filing.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended March 31,
	2024		2023
		As % of		As % of	Year over Year
Statement of Income Data:	Amount	Sales	Amount	Sales	Amount	%
Revenue	$117,187	100%	$138,063	100%	$(20,876)	(15)%
Cost of goods sold	100,285	86%	116,273	84%	(15,988)	(14)%
Gross profit	16,902	14%	21,790	16%	(4,888)	(22)%
Selling, general, and administrative expenses	17,567	15%	17,375	13%	192	1%
Other expenses, net	705	0%	331	0%	374	113%
Net (loss) income before taxation	$(1,370)	(1)%	$4,084	3%	$(5,454)	(134)%
Income tax expense	672	1%	1,664	1%	(992)	(60)%
Net (loss) income	$(2,042)	(2)%	$2,420	2%	$(4,462)	(184)%

Revenue. Our revenue was $117.2 million for fiscal 2024, compared to $138.1 million for fiscal 2023, a decrease of $20.9 million, or 15%, primarily due to reduced shipments to two of our major customers in the U.S., which is our main export market.

The following table outlines the dollar amount and percentage of total sales to our customers for the fiscal years ended March 31, 2024 and 2023, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Year Ended March 31, 2024		Fiscal Year Ended March 31, 2023
	Sales		Sales
	Amount	%	Amount	%
VF Corporation(1)	$78,912	67.3%	$82,661	59.9%
New Balance	13,931	11.9%	24,124	17.5%
G-III	5,773	4.9%	5,589	4.0%
Hugo Boss	2,920	2.5%	74	0.1%
Jiangsu Guotai Huasheng Industrial Co (HK)., Ltd	2,774	2.4%	9,454	6.8%
Easy Long International Limited	2,436	2.1%	-	-%
Acushnet	1,562	1.3%	88	0.1%
Others	8,879	7.6%	16,073	11.6%
Total	$117,187	100.0%	$138,063	100.0%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended March 31,
	2024		2023		Year over Year
Region	Amount	%	Amount	%	Amount	%
United States	$102,520	88%	$122,318	89%	$(19,798)	(16)%
Hong Kong	5,208	4%	9,474	7%	(4,266)	(45)%
Germany	2,920	2%	74	0%	2,846	3,846%
Jordan	2,179	2%	4,892	3%	(2,713)	(55)%
Others	4,360	4%	1,305	1%	3,055	234%
Total	$117,187	100%	$138,063	100%	$(20,876)	(15)%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The decrease of approximately 16% in sales to the U.S. during fiscal 2024 was mainly attributable to the reduced shipments to our major customers in the U.S., which is our main export market. This decline was influenced by higher inflation and uncertain retail sentiment as well as the supply chain logistics disruptions with the Red Sea crisis.

During fiscal 2024, aggregate sales to Jordan, Hong Kong, Germany, and other locations, such as mainland China, decreased by 7% from approximately $15.7 million in fiscal 2023 to $14.7 million. This decline can be attributed to a decrease in shipments sent to a major customer in Hong Kong, which was not fully offset by the increase in sales to a customer in Germany.

Cost of goods sold. Our cost of goods sold experienced a decrease of approximately $16.0 million to approximately $100.3 million in fiscal 2024 from approximately $116.3 million in fiscal 2023. As a percentage of revenue, the cost of goods sold increased by approximately two percentage points to 86% in fiscal 2024 from 84% in fiscal 2023. The increase in the cost of goods sold as a percentage of revenue was primarily attributable to changes in the product mix of one of our major customers, which led to more sales of lower margin items. In addition, the reduced shipments to another U.S. customer in fiscal 2024 was only partially offset by new customers with lower margin.

For the fiscal year ended March 31, 2024 and 2023, we purchased approximately 10% and 11%, respectively, of our garments from one major supplier.

Gross profit margin. Our gross profit margin was approximately 14% in fiscal 2024, representing a decrease by approximately two percentage points from 16% in fiscal 2023. The decrease in gross profit margin was primarily influenced by the lower margin on orders from new customers, introduced to compensate the decrease in shipments to our two major customers in the U.S.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased slightly and remained almost the same at approximately $17.4 million and $17.6 million in fiscal 2023 and fiscal 2024. The slight increase was mainly attributable to penalties of approximately $180,000 in aggregate in two legal cases. One case was in relation to the implementation of LED facilities without completing all necessary official procedures. The other case was in relation to the movement of raw materials across tax zones in Jordan without prior customs notification and completing official procedures for our cut-and-make orders.

Other expenses, net. Other expenses, net were approximately $0.7 million in fiscal 2024, compared to other expenses, net of approximately $0.3 million in fiscal 2023. The increase in other expenses from fiscal 2023 to fiscal 2024 was primarily due to an increase in financing costs arisen from the supply chain financing programs of two major customers, which was only partially offset by the interest income from fixed deposit in banks.

Taxation. Income tax expenses for fiscal 2024 were approximately $0.7 million, compared to income tax expenses of approximately $1.7 million for fiscal 2023. The effective tax rate for fiscal 2024 decreased to -49.1%, compared to 40.7% for fiscal 2023. The decrease in the effective tax rate mainly resulted from a higher proportion of the operating loss of a Hong Kong subsidiary and our holding company, and the decrease in operating profit in Jordan companies. In addition, Jordan increased the corporate income tax rate from a combined rate of 18% as of January 1, 2022 to 21% effective on January 1, 2024, which further reduced the effective tax rate as we had a net operating loss in fiscal 2024.

Net loss. Net loss for fiscal 2024 was $2.0 million, compared to net profit of approximately $2.4 million for fiscal 2023. The net loss mainly attributable to lower sales and gross margins discussed above.

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

As of March 31, 2024, our cash balance was approximately $12.4 million and restricted cash was approximately $1.6 million, compared to cash of approximately $17.8 million and restricted cash of approximately $1.6 million as of March 31, 2023. The decrease in total cash during fiscal 2024 was primarily due to dividend payments of $2.5 million and payment of $4.8 million on additional property, plant, and equipment and construction of properties in fiscal 2024.

Our current assets as of March 31, 2024 were approximately $50.9 million, and our current liabilities were approximately $14.8 million, which resulted in a current ratio of approximately 3.4 to 1. Our current assets as of March 31, 2023 were approximately $57.3 million, and our current liabilities were approximately $14.4 million, which resulted in a current ratio of approximately 4.0:1. For fiscal 2024, the decrease in current assets were primarily due to the decrease in inventory and cash, which was partially offset by the increase in accounts receivable and advances to suppliers. The decrease in current liabilities was primarily driven by the decrease in income tax payable and deferred revenue, which was partially compensated by the increase in accounts payables, accruals, and other payables.

We had net working capital of $36.1 million and $42.8 million as of March 31, 2024 and 2023, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date of this Annually Report.

Since May and October 2021, we have participated in supply chain financing programs of two of our major customers, respectively. The programs allow us to receive early payments for approved sales invoices submitted by us through the bank the customer cooperates with. For any early payments received, we are subject to an early payment charge imposed by the customer’s bank, for which the rate is Secured Overnight Financing Rate (“SOFR”) plus a spread. The arrangement allows us to have better liquidity without the need to incur administrative charges and handling fees as in bank financing.

We have funded our working capital needs from operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import and export invoice financing up to an aggregate of $5.0 million, subject to certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over HIBOR for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of March 31, 2024 and 2023, we had $nil outstanding under this DBSHK facility.

Fiscal Years ended March 31, 2024 and 2023

The following table sets forth a summary of our cash flows for the fiscal years ended March 31, 2024 and 2023.

(All amounts in thousands of U.S. dollars)

	For the fiscal years ended March 31,
	2024	2023
Net cash provided by operating activities	$2,485	$10,807
Net cash used in investing activities	(5,143)	(13,775)
Net cash used in financing activities	(2,428)	(3,953)
Effect of exchange rate changes on cash	(289)	(250)
Net decrease in cash and restricted cash	(5,375)	(7,171)
Cash and restricted cash, beginning of year	19,412	26,583
Cash and restricted cash, end of year	$14,037	$19,412
Supplemental disclosure information
Cash paid for interest	$1,204	$768
Income tax paid	$2,253	$1,748
Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$355	$237
Acquisition of Kawkab Venus by utilizing long-term deposit	$-	$500
Operating lease right of use assets obtained in exchange for operating lease obligations	$1,059	$191

Operating Activities

Net cash provided by operating activities was approximately $2.5 million in fiscal 2024, compared to net cash provided by operating activities of approximately $10.8 million in fiscal 2023. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

●	A net loss of $2.0 million during fiscal 2024, compared to a profit of $2.4 million during fiscal 2023;

●	An increase in accounts receivable of $3.0 million during fiscal 2024, compared to a decrease of $8.8 million during fiscal 2023;

●	A decrease in income tax payable, current of $1.5 million during fiscal 2024, compared to an increase of $92,000 during fiscal 2023;

●	A decrease in inventory of $5.4 million during fiscal 2024, compared to an increase of $4.4 million during fiscal 2023; and

●	An increase in advances to suppliers of $1.6 million during fiscal 2024, compared to an increase of $0.2 million during fiscal 2023.

Investing Activities

Net cash used in investing activities was approximately $5.1 million and $13.8 million for fiscal 2024 and 2023, respectively. The net cash used in investing activities in the fiscal year ended March 31, 2024 was used in investment in property, plant, and machinery, including construction of a dormitory and factory expansion. The decrease in net cash used in fiscal 2024 compared to fiscal 2023 was primarily because $7.3 million was used in the acquisition of Ever Winland and Kawkab Venue in fiscal 2023.

Financing Activities

Cash used in financing activities was $2.4 million in fiscal 2024, which was primarily related to dividend payments in the period. Net cash used in financing activities was approximately $4.0 million for fiscal 2023, mainly due to dividend payments of approximately $2.5 million and payments for a share repurchase program of approximately $1.2 million.

Statutory Reserves

In accordance with the corporate Law in Jordan, Jerash Holdings’ subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $413,821 and $410,847 as of March 31, 2024 and 2023, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of March 31, 2024 and 2023.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of March 31,
	2024	2023
Statutory Reserves	$414	$411
Total Restricted Net Assets	$414	$411
Consolidated Net Assets	$64,431	$68,234
Restricted Net Assets as Percentage of Consolidated Net Assets	0.64%	0.60%

Total restricted net assets accounted for approximately 0.64% of our consolidated net assets as of March 31, 2024. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $5.1 million and $13.8 million in fiscal 2024 and 2023, respectively. For the fiscal year ended March 31, 2024, payments for additional plant and machinery, and construction of a dormitory and factory expansion, amounted to approximately $1.2 million and $3.6 million, respectively. For the fiscal year ended March 31, 2023, our capital expenditures included investments in additional plant and machinery, the construction of a dormitory and factory expansion, the acquisition of Kawkab Venus, and the acquisition of Ever Winland, which totaled approximately $0.7 million, $5.1 million, $2.2 million, and $5.1 million, respectively.

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately three acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employees with aggregate purchase price JOD863,800 (approximately $1,218,303). Management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. We are conducting engineering design and study on this project with the business growth potential brought about by the new business collaboration with Busana Apparel Group. On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with aggregate purchase price JOD313,501 (approximately $442,162). The dormitory is expected to be fully completed in second quarter of fiscal year 2025. We have spent approximately $9.3 million in capital expenditures to build the dormitory. The dormitory’s kitchen is under construction at an estimated cost of approximately $0.9 million.

We project that there will be an aggregate of approximately $12.6 million and $14.9 million of capital expenditures in the fiscal years ending March 31, 2025 and 2026, respectively, for further enhancement of production capacity to meet future sales growth. The realization of these investments depends on the progress of our business development, including expanding our client base and securing increased commitments from existing customers. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

Off-balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

For Management’s Discussion and Analysis of the fiscal years ended March 31, 2023 and 2022, please see our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on June 28, 2023.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted by the United States of America, which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past two years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience, and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

See “Note 3—Recent Accounting Pronouncements” in the notes to our audited consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

JERASH HOLDINGS (US), INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Jerash Holdings (US), Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jerash Holdings (US), Inc. (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Costa Mesa, CA
June 28, 2024

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	March 31, 2023

ASSETS
Current Assets:
Cash	$12,428,369	$17,801,614
Accounts receivable, net	5,417,513	2,240,537
Bills receivable	-	87,573
Inventories	27,241,573	32,656,833
Prepaid expenses and other current assets	2,746,068	2,964,578
Advances to suppliers, net	3,086,137	1,533,091
Total Current Assets	50,919,660	57,284,226

Restricted cash – non-current	1,608,498	1,609,989
Long-term deposits	802,306	841,628
Deferred tax assets, net	158,329	153,873
Property, plant, and equipment, net	24,998,096	22,355,574
Goodwill	499,282	499,282
Operating lease right of use assets	1,259,395	974,761
Total Assets	$80,245,566	$83,719,333

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$6,340,237	$5,782,570
Accrued expenses	4,175,843	2,930,533
Income tax payable – current	1,647,199	2,846,201
Other payables	2,234,870	1,477,243
Deferred revenue	10,200	928,393
Operating lease liabilities – current	370,802	481,502
Total Current Liabilities	14,779,151	14,446,442

Operating lease liabilities – non-current	618,302	287,247
Income tax payable – non-current	417,450	751,410
Total Liabilities	15,814,903	15,485,099

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,534,318 shares issued, and 12,294,840 shares outstanding	12,534	12,534
Additional paid-in capital	23,917,094	22,931,046
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	413,821	410,847
Retained earnings	41,704,238	46,172,082
Accumulated other comprehensive loss	(492,319)	(123,229)
Total Jerash Holdings (US), Inc.’ Stockholders’ Equity	64,386,322	68,234,234

Noncontrolling interest	44,341	-
Total Equity	64,430,663	68,234,234

Total Liabilities and Equity	$80,245,566	$83,719,333

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Fiscal Years Ended March 31
	2024	2023

Revenue, net	$117,187,340	$138,063,309
Cost of goods sold	100,284,991	116,273,569
Gross Profit	16,902,349	21,789,740

Selling, general, and administrative expenses	16,581,256	16,960,978
Stock-based compensation expenses	986,048	413,900
Total Operating Expenses	17,567,304	17,374,878

(Loss) Income from Operations	(664,955)	4,414,862

Other Income (Expenses):
Interest expenses	(1,203,596)	(768,131)
Other income, net	499,120	437,002
Total other expenses, net	(704,476)	(331,129)

Net (loss) income before provision for income taxes	(1,369,431)	4,083,733

Income tax expenses	672,495	1,664,110

Net (loss) income	(2,041,926)	2,419,623

Net loss attributable to noncontrolling interest	36,024	-
Net (loss) income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$(2,005,902)	$2,419,623

Net (loss) income	$(2,041,926)	$2,419,623
Other Comprehensive Income (Loss):
Foreign currency translation loss	369,090	250,374
Total Comprehensive (Loss) Income	(2,411,016)	2,169,249
Comprehensive loss attributable to noncontrolling interest	36,024	-
Comprehensive (Loss) Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$(2,374,992)	$2,169,249

(Loss) Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$(0.16)	$0.19

Weighted Average Number of Shares
Basic	12,294,840	12,635,785
Diluted	12,294,840	12,675,351

Dividend per share	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE FISCAL YEARS ENDED MARCH 31, 2024 AND 2023

									Accumulated Other
	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Comprehensive Gain	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	(Loss)	interest	Equity
Balance at March 31, 2022	-	$-	12,334,318	$12,334	$22,517,346	$-	$379,323	$46,268,110	$127,145	$-	$69,304,258
											-
Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	413,900	-	-	-	-	-	413,900
Issuance of common stocks upon vesting of restricted stock units	-	-	200,000	200	(200)	-	-	-	-	-	-
Share repurchase	-	-	-	-	-	(1,169,046)	-	-	-	-	(1,169,046)
Net income	-	-	-	-	-	-	-	2,419,623	-	-	2,419,623
Dividend payments	-	-	-	-	-	-	-	(2,484,127)	-	-	(2,484,127)
Statutory Reserve	-	-	-	-	-	-	31,524	(31,524)	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	(250,374)	-	(250,374)

Balance at March 31, 2023	-	$-	12,534,318	$12,534	$22,931,046	$(1,169,046)	$410,847	$46,172,082	$(123,229)	$-	$68,234,234

Balance at March 31, 2023	-	$-	12,534,318	$12,534	$22,931,046	$(1,169,046)	$410,847	$46,172,082	$(123,229)	$-	$68,234,234

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	986,048	-	-	-	-	-	986,048
Allocation of J&B shares	-	-	-	-	-	-	-	-	-	31,365	31,365
Allocation of Jerash Newtech shares	-	-	-	-	-	-	-	-	-	49,000	49,000
Net loss	-	-	-	-	-	-	-	(2,005,902)	-	(36,024)	(2,041,926)
Dividend payments	-	-	-	-	-	-	-	(2,458,968)	-	-	(2,458,968)
Statutory Reserve	-	-	-	-	-	-	2,974	(2,974)	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	(369,090)	-	(369,090)

Balance at March 31, 2024	-	$-	12,534,318	$12,534	$23,917,094	$(1,169,046)	$413,821	$41,704,238	$(492,319)	$44,341	$64,430,663

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,041,926)	$2,419,623
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,539,736	2,430,692
Stock-based compensation expenses	986,048	413,900
Bad debt recovery	(187,762)	-
Amortization of operating lease right-of-use assets	759,764	989,220

Changes in operating assets:
Accounts receivable	(2,989,214)	8,808,532
Bills receivable	87,573	(87,573)
Inventories	5,415,260	(4,401,654)
Prepaid expenses and other current assets	187,140	285,782
Advances to suppliers	(1,553,046)	(248,490)
Deferred tax assets	(4,456)	198,717
Changes in operating liabilities:
Accounts payable	557,667	942,345
Accrued expenses	1,245,310	(185,421)
Other payables	757,627	(801,574)
Deferred revenue	(918,193)	928,393
Operating lease liabilities	(824,043)	(977,584)
Income tax payable	(1,532,944)	92,226
Net cash provided by operating activities	2,484,541	10,807,134

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(1,241,226)	(722,770)
Payments for construction of properties	(3,600,948)	(5,084,044)
Acquisition of Ever Winland	-	(5,100,000)
Acquisition of Kawkab Venus	-	(2,200,000)
Payment for long-term deposits	(300,762)	(668,337)
Net cash used in investing activities	(5,142,936)	(13,775,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(2,458,968)	(2,484,127)
Investment of noncontrolling interest	31,365	-
Share repurchase	-	(1,169,046)
Repayment from short-term loan	(7,545,829)	(7,197,995)
Repayment to a related party	-	(300,166)
Proceeds from short-term loan	7,545,829	7,197,995
Net cash used in financing activities	(2,427,603)	(3,953,339)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	(288,738)	(250,529)

NET DECREASE IN CASH AND RESTRICTED CASH	(5,374,736)	(7,171,885)

CASH AND RESTRICTED CASH, BEGINNING OF THE YEAR	19,411,603	26,583,488

CASH AND RESTRICTED CASH, END OF THE YEAR	$14,036,867	$19,411,603

CASH AND RESTRICTED CASH, END OF THE YEAR	14,036,867	19,411,603
LESS: NON-CURRENT RESTRICTED CASH	1,608,498	1,609,989
CASH, END OF THE YEAR	$12,428,369	$17,801,614

Supplemental disclosure information:
Cash paid for interest	$1,203,596	$768,131
Income tax paid, net	$2,253,410	$1,747,635

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$354,917	$237,412
Acquisition of Kawkab Venus by utilizing long-term deposit	$-	$500,000
Operating lease right of use assets obtained in exchange for operating lease obligations	$1,058,820	$190,654

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

Treasure Success International Limited (“Treasure Success”) was organized on July 5, 2016 in Hong Kong, the People’s Republic of China (“China”), as a limited liability company for the primary purpose of employing staff from China to support Jerash Garments’ operations and is a wholly owned subsidiary of Jerash Holdings.

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

Jerash Newtech (Hong Kong) Holdings Limited (“Jerash Newtech”) is a joint venture company established in Hong Kong on November 3, 2023. On October 10, 2023, Treasure Success and Newtech Textile (HK) Limited entered into a Joint Venture and Shareholder’s Agreement to establish a new joint venture for the establishment of a fabric facility in Jordan. On November 3, 2023, Jerash Newtech was established according to the aforementioned Joint Venture and Shareholder’s Agreement. Treasure Success owns 51% of the equity interests in Jerash Newtech. The Company plans to invest approximately $29.9 million to establish the fabric facility in Jordan. Treasure Success and Newtech Textile (HK) Limited will contribute capital in two installments according to their respective shareholding proportions and conditions. The declared capital of Jerash Newtech is $100,000.

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

The consolidated financial statements include the financial statements of Jerash Holdings, its wholly owned subsidiaries, and two non-wholly owned subsidiaries.

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity interests in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B and Jerash Newtech through its wholly owned subsidiary, Treasure Success. The Company consolidates J&B and Jerash Newtech and reports noncontrolling interest to reflect the portion of their equity that is not attributable to the Company as the controlling shareholder. As of March 31, 2024, noncontrolling interest was $44,341.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of March 31, 2024 and 2023, the Company had no cash equivalents.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable, Net

Accounts receivable are recognized and carried at the original invoiced amount less an estimated allowance for credit loss. The Company usually grants extended payment terms to customers with good credit standing and determines the adequacy of credit losses based on the historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows.

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

Advance to Suppliers, Net

Advance to suppliers consists of balances paid to suppliers for services or materials purchased that have not been provided or received. Advance to suppliers for services and materials is short-term in nature. Advance to suppliers is reviewed periodically to determine whether its carrying value has become impaired. The Company considers the assets to be impaired if the performance of the suppliers becomes doubtful. At each reporting date, the Company generally determines the adequacy of impairment by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances.

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

The Company’s accounts receivable and other receivables which are included in prepaid expenses and other current assets line item in the consolidated balance sheet are within the scope of ASC Topic 326. The Company measures expected credit losses of account receivables and other receivables, on a collective basis when similar risk characteristics exist. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon assessment of various factors, including historical experience, the age of the receivables, creditworthiness of the customers and other debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and other debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are included in general and administrative expenses in the consolidated statements of income operations and comprehensive income (loss). After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Property, Plant, and Equipment, net

Property, plant, and equipment are recorded at cost, reduced by accumulated depreciation. Depreciation and amortization expense related to property, plant, and equipment is computed using the straight-line method based on the estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the initial lease term or the estimated useful life of the improvements. The useful life and depreciation method are reviewed periodically to ensure that the method and period of depreciation are consistent with the expected pattern of economic benefits from items of property, plant, and equipment. The estimated useful lives of depreciation and amortization of the principal classes of assets are as follows:

Useful life
Land	Infinite
Property and buildings	15-25 years
Equipment and machinery	3-5 years
Office and electronic equipment	3-5 years
Automobiles	5 years
Leasehold improvements	Lesser of useful life and lease term

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments that substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of operations and comprehensive income (loss).

Construction in Progress (“CIP”) is recorded at cost for property, plant, and equipment where the asset is in construction or development. CIP accumulates the cost of construction and transaction costs involved in the process of acquiring the materials for construction or development. The Company does not commence depreciating the asset in the CIP account because the asset has not yet been placed in service. Once an asset is placed in service, all costs associated with the asset that is recorded in the CIP account are transferred to property, plant, and equipment for the asset.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors that may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the fiscal years ended March 31, 2024 and 2023.

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

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of March 31, 2024 and 2023, the carrying amount of goodwill was both $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the fiscal years ended March 31, 2024 and 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s customized ready-made outerwear for large brand-name retailers and PPE. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year. Virtually all of the Company’s contracts are short-term. The Company has minimal incremental costs of obtaining a contract, which are expensed when incurred. The cost is normally immaterial. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 14 to 150 days of the invoice date. The contracts do not have significant financing components. Shipping and handling costs associated with outbound freight from Jordan export dock are not an obligation of the Company. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial.

The Company also derives revenue from rendering cutting and making services to other apparel vendors who subcontract orders to the Company. Revenue is recognized when the service is rendered. All of the Company’s contracts have a single performance obligation satisfied at a point in time and the transaction price is stated in the contract, usually as a price per unit. All estimates are based on the Company’s historical experience, complete satisfaction of the performance obligation, and the Company’s best judgment at the time the estimate is made. Historically, sales returns have not significantly impacted the Company’s revenue.

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment to the accounts receivable from customers is not contingent on a future event. The Company had contract liabilities of $10,200 and $928,393 as of March 31, 2024 and 2023, respectively. For the fiscal years ended March 31, 2024 and 2023, there was no revenue recognized from performance obligations satisfied in prior periods. As of March 31, 2024, $10,200 deferred revenue was expected to be recognized within fiscal 2025.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 15—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $1,748,317 and $1,856,218 for the fiscal years ended March 31, 2024 and 2023, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success, Ever Winland, J&B and Jerash Newtech are registered in Hong Kong and are subject to profit tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 18% plus a 1% social contribution starting from January 1, 2022 to December 31, 2022. The income tax rate increased to 19% or 20% plus a 1% social contribution starting from January 1, 2023. Effective January 1, 2024, the income tax rate increased to 20%, plus a 1% social contribution.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income and Sales Taxes (continued)

Jerash Garments and its subsidiaries are subject to a local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period from June 1, 2015 to June 1, 2018, which allowed Jerash Garments to make purchases with no sales tax charge. The exemption has been extended to February 5, 2025.

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

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income (loss) and comprehensive income (loss). No significant uncertainty in tax positions relating to income taxes was incurred during the fiscal years ended March 31, 2024 and 2023.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, Ever Winland, J&B, and Jerash Newtech, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations and comprehensive income (loss) as incurred, and the total amount of transaction gains and losses were immaterial as of the fiscal years ended March 31, 2024 and 2023.

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

	March 31, 2024	March 31, 2023
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8243	US$1=HKD7.8496
	US$1=CNY7.2190	US$1=CNY6.8666
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8240	US$1=HKD7.8383
	US$1=CNY7.1501	US$1=CNY6.8506

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company measures compensation expense for stock-based awards based upon the awards’ initial grant-date fair value. The estimated grant-date fair value of the award is recognized as expense over the requisite service period using the straight-line method.

The Company estimates the fair value of stock options using a Black-Scholes model. This model is affected by the Company’s stock price on the date of the grant as well as assumptions regarding a number of variables. These variables include the expected term of the option, expected risk-free rates of return, the expected volatility of the Company’s common stock, and expected dividend yield, each of which is more fully described below. The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

●	Expected Term: the expected term of a warrant or a stock option is the period of time that the warrant or a stock option is expected to be outstanding.

●	Risk-free Interest Rate: the Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield at the grant date of the U.S. Treasury zero-coupon issued with an equivalent term to the stock-based award being valued. Where the expected term of a stock-based award does not correspond with the term for which a zero-coupon interest rate is quoted, the Company uses the nearest interest rate from the available maturities.

●	Expected Stock Price Volatility: the Company utilizes the expected volatility of the Company’s common stock over the same period of time as the life of the warrant or stock option. When the Company’s own stock volatility information is unavailable for such a period of time, the Company utilizes comparable public company volatility.

●	Dividend Yield: Stock-based compensation awards granted prior to November 2018 assumed no dividend yield, while any subsequent stock-based compensation awards will be valued using the anticipated dividend yield.

Earnings or Loss per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See “Note 14–(Loss) Earnings per Share”).

Comprehensive Income or Loss

Comprehensive income or loss consists of two components, net income or loss and other comprehensive income or loss. The foreign currency translation gain or loss resulting from translations of the financial statements expressed in JOD or HKD or CNY to US$ is reported in other comprehensive income or loss in the consolidated statements of operations and comprehensive income (loss).

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, bills receivables, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2024 and 2023 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2024 and 2023, respectively, $6,547,090 and $7,264,247 of the Company’s cash were on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of March 31, 2024 and 2023, respectively, $518,485 and $172,939 of the Company’s cash was on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY0.5 million (equivalent to $69,262) per bank is covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of March 31, 2024 and 2023, respectively, $6,682,404 and $11,700,512 of the Company’s cash were on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of March 31, 2024 and 2023, respectively, $267,954 and $171,496 of the Company’s cash were on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the fiscal year ended March 31, 2024 and 2023, two customers accounted for 67% and 12%, and 60% and 17% of the Company’s total revenue, respectively. As of March 31, 2024, four end-customers accounted for 23%, 23%, 10%, and 10%, respectively, of the Company’s total accounts receivable balance. As of March 31, 2023, four end-customers accounted for 50%, 13%, 10%, and 10%, respectively, of the Company’s total accounts receivable balance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the fiscal years ended March 31, 2024 and 2023, the Company purchased approximately 10% and 11%, respectively, of its total purchase from one major garment supplier. As of March 31, 2024, accounts payable to the Company’s two major suppliers accounted for 22% and 13% of the total accounts payable balance, respectively. As of March 31, 2023, accounts payable to the Company’s one major supplier accounted for 36% of the total accounts payable balance, respectively.

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

Since the inception of the turmoil in the Middle East, the Company has been closely monitoring the situation and keeping its customers informed. Currently, production is ongoing as usual, with no changes to customer orders or commitments, and both ports that the Company uses for import and export, in Aqaba and Haifa, are operating normally. In order to provide flexibility, the Company has also begun using the Port of Jebel Ali in the United Arab Emirates as an alternative route for raw material import since December 2023. However, in the event of any potential impact on the ports, the Company has prepared a contingency plan, approved by its major customers, to temporarily relocate production to alternate regions.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or cash flow as previously reported.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses,” which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and ASU 2020-02 to provide additional guidance on the credit losses standard. For the Company as an emerging growth company, the amendments for ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASUs is on a modified retrospective basis. The Company has adopted this ASU since April 1, 2023. The Company considers the impact on its consolidated financial statements and related disclosures to be immaterial.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

Except for the above-mentioned pronouncements, there are no new recently issued accounting standards that will have a material impact on the consolidated financial position, statements of operations, and cash flows.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	March 31, 2024	March 31, 2023
Trade accounts receivable	$5,451,334	$2,462,120
Less: allowances for credit loss	33,821	221,583
Accounts receivable, net	$5,417,513	$2,240,537

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	March 31, 2024	March 31, 2023
Raw materials	$14,664,823	$15,240,198
Work-in-progress	3,097,031	2,932,519
Finished goods	9,479,719	14,484,116
Total inventory	$27,241,573	$32,656,833

As of March 31, 2024 and 2023, the Company had $nil inventory valuation reserve as the Company arranged its inventory based on 99.9% and 93.4% with actual orders received, respectively. 0.1% and 6.6% of inventories held on hand were associated with unfulfilled sales orders, respectively.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of	As of
	March 31, 2024	March 31, 2023
Advance to suppliers	$3,086,137	$1,533,091
Less: allowances for credit loss	-	-
Advance to suppliers, net	$3,086,137	$1,533,091

NOTE 7 – LEASES

The Company has 45 operating leases for manufacturing facilities and offices. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

NOTE 7 – LEASES (CONTINUED)

Supplemental balance sheet information related to operating leases was as follows:

March 31, 2024
Operating lease right of use assets	$1,259,395

Operating lease liabilities – current	$370,802
Operating lease liabilities – non-current	618,302
Total operating lease liabilities	$989,104

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2024:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	2.4

Weighted average discount rate	6.10%

During the fiscal years ended March 31, 2024 and 2023, the Company incurred total operating lease expenses of $2,561,861 and $2,696,593, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of March 31, 2024:

2025	$599,970
2026	475,019
2027	275,443
2028	9,281
2029	—
Thereafter	—
Total lease payments	1,359,713
Less: imputed interest	(100,318)
Less: prepayments	(270,291)
Present value of lease liabilities	$989,104

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of	As of
	March 31, 2024	March 31, 2023
Land(3)	$2,200,334	$2,200,334
Property and buildings(3)	10,540,962	9,308,426
Equipment and machinery	12,529,813	11,853,445
Office and electric equipment	1,086,203	992,735
Automobiles	1,333,823	871,756
Leasehold improvements	4,380,202	4,088,980
Subtotal	32,071,337	29,315,676
Construction in progress (1)(2)	$9,550,778	7,182,367
Less: Accumulated depreciation and amortization	(16,624,019)	(14,142,469)
Property, plant, and equipment, net	$24,998,096	$22,355,574

(1)	In January 2022, the Company commenced a construction project of an expansion of the Company’s own premises in Al Tajamouat Industrial City, Jordan. Through December 31, 2023, the Company had paid approximately JOD 874,000 (approximately $1,233,000). The project was completed and the Company started to use it in July 2023.

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET (CONTINUED)

(2)	In April 2022, the Company commenced a construction project to build a dormitory for employees. The construction is built on a land of 4,516 square meters (approximately 48,608 square feet) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2020. Through March 31, 2024, the Company had spent approximately JOD 6.6 million (approximately $9.3 million) for the dormitory construction. Dormitory’s kitchen is under construction at an estimated cost of JOD 650,000 (approximately $920,000), and approximately JOD 195,000 (approximately $274,000) has been spent. The dormitory is expected to be fully completed in second quarter of fiscal year 2025.

(3)	In August 2022, the Company completed the acquisitions of Ever Winland and Kawkab Venus. Ever Winland holds office premises of HKD 39.6 million (approximately $5.1 million), which are classified as property and buildings. Kawkab Venus holds land with factory premises, which are classified as land and property and buildings of approximately $370,000 and approximately $2.3 million, respectively. Ever Winland and Kawkab Venus only contain fixed assets (buildings and land) and neither of these two entities had any other assets or liabilities, operations, or employees as of their respective acquisition dates, so the acquisitions of Ever Winland and Kawkab Venus were accounted as asset acquisitions.

For the fiscal year ended March 31, 2024 and 2023, depreciation expenses were $2,539,736 and $2,430,692, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of March 31, 2024 and 2023. The preferred stock can be issued by the Board of Directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,294,840 shares of common stock outstanding as of March 31, 2024 and 2023.

On June 24, 2021, the Board of Directors approved the grant of 200,000 Restricted Stock Units (“RSUs”) under the Plan to 32 executive officers and employees of the Company, with a one-year vesting period. All RSUs were vested and 200,000 additional shares were issued on June 30, 2022.

On June 13, 2022, the Board of Directors authorized a share repurchase program, under which the Company may repurchase up to $3.0 million of its outstanding shares of common stock. The share repurchase program was effective through March 31, 2023. As of March 31, 2024, 239,478 shares had been repurchased at market rate with a total consideration of $1,169,046.

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

Dividends

During the fiscal year ended March 31, 2024, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 5, 2024, November 3, 2023, August 4, 2023, and May 23, 2023, respectively. Four cash dividends of $614,742 each were paid in full on February 16, 2024, November 28, 2023, August 23, 2023, and June 9, 2023, respectively.

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

All stock warrants activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock warrants outstanding at March 31, 2023	57,200	$8.75
Granted	-	-
Exercised	-	-
Expired	(57,200)	8.75
Stock warrants outstanding at March 31, 2024	-	$-

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. On March 31, 2024, the Company had 114,110 of shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2023	1,136,500	$6.90
Granted	-	-
Exercised	-	-
Expired	(986,500)	7.00
Stock options outstanding at March 31, 2024	150,000	$6.25

All these outstanding options were fully vested in three equal six-month installments and exercisable. As of March 31, 2024, there were 986,500 stock options expired and 150,000 stock options outstanding. The remaining stock options have 10-year term and the weighted average remaining life of the options is 4.8 years.

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

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. The fair value of these RSUs on February 15, 2023 was $1,937,695, based on the market price of the Company’s common stock as of the date of the grant. As of March 31, 2024, there were $846,775 unrecognized stock-based compensation expenses to be recognized to February 2025 and 405,100 RSUs remained.

On March 25, 2024, the Board of Directors approved the grant of 915,040 RSUs under the Plan to 35 executive officers and employees of the Company, with a three-year vesting period. The fair value of these RSUs on March 25, 2024 was $2,745,120, based on the market price of the Company’s common stock as of the date of the grant. As of March 31, 2024, there were $2,727,571 unrecognized stock-based compensation expenses to be recognized to March 2027 and 915,040 RSUs remained.

RSU activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSU outstanding at March 31, 2023	405,100	$4.78
Granted	915,040	$3.00
Vested	-	-
Forfeited	-	-
RSU outstanding at March 31, 2024	1,320,140	$3.55

Total expenses related to the RSU issued were $986,048 and $413,900 for the fiscal years ended March 31, 2024 and 2023, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, Chairman, and a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $300,000 for the fiscal years ended March 31, 2024 and 2023.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $300,000 for the fiscal years ended March 31, 2024 and 2023.

NOTE 12 – CREDIT FACILITIES

On January 31, 2019, Standard Chartered Bank (Hong Kong) Limited (“SCBHK”) offered to provide an import facility of up to $3.0 million to Treasure Success pursuant to a facility letter dated June 15, 2018. Pursuant to the agreement, SCBHK agreed to finance import invoice financing and pre-shipment financing of export orders up to an aggregate of $3.0 million. The SCBHK facility bears interest at 1.3% per annum over SCBHK’s cost of funds. As of March 31, 2024 and 2023, the Company had $nil outstanding amount in import invoice financing under the SCBHK facility. In June 2022, the Company was informed by SCBHK that the facility was cancelled due to persistently low usage and zero loan outstanding.

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is revised based on Secured Overnight Financing Rate (“SOFR”)”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses on the consolidated statements of operations and comprehensive income (loss). For the fiscal years ended March 31, 2024 and 2023, the early payment charge was $1,122,019 and $647,906, respectively.

On January 12, 2022, DBS Bank (Hong Kong) Limited (“DBSHK”) offered to provide a banking facility of up to $5.0 million to Treasure Success pursuant to a facility letter dated January 12, 2022, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended facility, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain types of import and export invoice financing up to an aggregate of $5.0 million, with certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022.

As of March 31, 2024 and 2023, the Company had $nil outstanding amount under the DBSHK facility. The DBSHK facility is reviewed annually.

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

The net loss generated by J&B and Jerash Newtech was $66,836 and $6,682 for the fiscal year ended March 31, 2024, respectively. Noncontrolling interest as of March 31, 2024 in J&B and Jerash Newtech was -$1,385 and $45,726, respectively.

NOTE 14 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share for the fiscal years ended March 31, 2024 and 2023. As of March 31, 2024, 1,470,140 RSUs and stock options were outstanding. For the fiscal year ended March 31, 2024, all RSUs and stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the fiscal year ended March 31, 2023, 1,193,700 warrants and stock options were excluded from the EPS calculation, respectively, as they were anti-dilutive.

	Fiscal Year Ended
	March 31,
	(in $000s except share and
	per share information)
	2024	2023
Numerator:
Net (loss) income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$(2,005)	$2,420

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,294,840	12,635,785
Dilutive securities – unexercised warrants and options	-	39,566
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,294,840	12,675,351
Basic and diluted (loss) earnings per share	$(0.16)	$0.19

NOTE 15 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision-maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the fiscal years ended March 31, 2024 and 2023, outerwear accounted for approximately 90.1% and 94.1% of total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the fiscal years ended March 31, 2024 and 2023, respectively.

	For the Fiscal Year Ended March 31,
	2024	2023
United States	$102,520,412	$122,318,376
Hong Kong	5,208,334	9,474,112
Germany	2,919,845	74,063
Jordan	2,179,492	4,891,883
Others	4,359,257	1,304,875
Total	$117,187,340	$138,063,309

74.4% and 24.9% of long-lived assets were located in Jordan and Hong Kong, respectively, as of March 31, 2024.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of March 31, 2024, Treasure Success had made a capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

NOTE 17 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash the First, MK Garments, and Kawkab Venus are subject to the regulations of the Income Tax Department in Jordan. Effective January 1, 2019, the Jordanian government reclassified the area where Jerash Garments and its subsidiaries are to a Development Zone. In accordance with the Development Zone law, Jerash Garments and its subsidiaries were subject to income tax at an income tax rate of 18% or 20% plus a 1% social contribution between January 1, 2022 and December 31, 2022. The income tax rate increased to 19% or 20% plus a 1% social contribution starting from January 1, 2023. Effective January 1, 2024, the income tax rate increased to 20%, plus a 1% social contribution.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act imposed a tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. As of March 31, 2024, the Company has two years of installments remaining with total amounting to $751,410. Additionally, under the provisions of the Tax Act, for taxable years beginning after December 31, 2017, the foreign earnings of Jerash Garments and its subsidiaries are subject to U.S. taxation at the Jerash Holdings level under the new Global Intangible Low-Taxed Income (“GILTI”) regime.

NOTE 17 – INCOME TAX (CONTINUED)

The provision for income taxes consisted of the following:

	For the fiscal years ended March 31,
	2024	2023
Domestic and foreign components of (loss) income before income taxes
Domestic	$(2,189,825)	$(1,761,439)
Foreign	820,394	5,845,172
Total	$(1,369,431)	$4,083,733

	For the fiscal years ended March 31,
	2024	2023
Provision (benefit) for income taxes
Current tax:
U.S. federal	$—	$—
U.S. state and local	750	750
Foreign	676,201	1,464,643
Total Current Tax	676,951	1,465,393
Deferred tax:
U.S. federal	(4,456)	198,717
Total deferred tax	(4,456)	198,717
Total tax	$672,495	$1,664,110

Effective tax rates	-49.1%	40.7%

NOTE 17 – INCOME TAX (CONTINUED)

A reconciliation of the effective tax rate was as follows:

	For the fiscal years ended March 31,
	2024	2023
Tax at statutory rate	$(287,581)	$857,052
State tax, net of federal benefit	593	593
Non-deductible expenses	202,789	85,589
Non-taxable income	—	—
Global Intangible Low-Taxed Income, (net)	527,733	846,116
Tax Credits	(274,877)	(558,642)
Foreign tax rate differential	503,917	237,688
Foreign tax attributes	(793,383)	(1,372,649)
Change in Valuation Allowance	793,383	1,372,649
Provision to return adjustments	(79)	195,714
Total	$672,495	$1,664,110

The Company’s deferred tax assets and liabilities as of March 31, 2024 and 2023 consisted of the following:

Deferred tax assets	As of March 31, 2024	As of March 31, 2023
Stock-based compensation	$158,557	$154,227
Deferred tax liabilities	(228)	(354)
Net operating losses carried forward	2,166,032	1,372,649
Less: valuation allowance	(2,166,032)	(1,372,649)
Deferred tax assets, net	$158,329	$153,873

Deferred tax assets are reduced by a valuation allowance when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2024 and 2023, the allowance for deferred tax assets was $2,166,032 and $1,372,649 respectively. The allowance is provided for net operating loss of foreign subsidiaries. For comparison purposes, the Company retrospectively revised the presentation of net operating loss as of March 31, 2023, which had been fully reserved and thus has no impact on the financial statements as a whole.

As of March 31, 2024, the Company had cumulative book-tax basis differences in its foreign subsidiaries of approximately $15.0 million. The Company has not recorded a U.S. deferred tax liability for the book-tax basis in its foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The reversal of this temporary difference would occur upon the sale or liquidation of the Company’s foreign subsidiaries, and the estimated impact of the reversal of this temporary difference is approximately $3.2 million. As of March 31, 2024 and 2023, there were no uncertain tax positions.

The Company files income tax returns in the U.S. federal, state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to April 1, 2017.

NOTE 18 – SUBSEQUENT EVENTS

On May 21, 2024, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on June 7, 2024, to stockholders of record as of the close of business as of May 31, 2024.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of March 31, 2024, concluded that our disclosure controls and procedures were ineffective as described below in the Internal Control over Financial Reporting section.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

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

Remedial actions have then been implemented to address some of the issues. However, in the assessment in fiscal 2024, the management still concluded that, as of March 31, 2024, our internal control over financial reporting was not effective due to certain material control weaknesses particularly that we failed to maintain effective controls over period-end financial reporting related to income taxes and the reconciliation of account level balances that resulted in errors.

The Company plans to put in more resources to strengthen the internal control environment and will enhance the communication with external consultants who are assisting the Company in taxation and management information systems. Details of implementation will be provided in the quarterly report on Form 10-Q for the quarter ending June 30, 2024.

Attestation report of the registered public accounting firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “non-accelerated filers.”

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement; or a “non-Rule 10b5-1 trading agreement’ as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, the information set forth in our Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) to be filed within 120 days following the end of our fiscal year, under the headings “Proposal No. 1—Election of Directors,” “Our Executive Officers,” “Section 16(a) Compliance,” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, the information set forth in the 2024 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans as of June 8, 2024.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	150,000	$6.25	114,110
Equity compensation plans not approved by security holders	-	$-	-
Total	150,000	$6.25	114,110

For additional information concerning our equity compensation plans, see the discussion in “Note 10—Stock-Based Compensation.”

The remainder of the information required by this Item is set forth in the 2024 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information set forth in the 2024 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices and Policies—Board and Committee Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, the information set forth in the 2024 Proxy Statement under the heading “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm—Matters Relating to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-1, filed with the SEC on September 19, 2018

3.2	Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.1 to the Form 8-K, filed with the SEC on July 24, 2019

4.1	Specimen Certificate for Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Form S-1, filed with the SEC on June 27, 2017

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Form 10-K, filed with the SEC on June 28, 2019

10.1+	Unified Work Contract for Migrant Workers, dated May 1, 2023, by and between Jerash Garments and Fashions Manufacturing Company Limited and Wei Yang	Incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K, filed with the SEC on June 28, 2023

10.2+	Consulting Agreement, dated January 12, 2018, by and between Treasure Success and Yukwise Limited	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on January 16, 2018

10.3+	Consulting Agreement, dated January 16, 2018, by and between Treasure Success and Multi-Glory Corporation Ltd.	Incorporated herein by reference to Exhibit 10.18 to the Form S-1, filed with the SEC on January 18, 2018

10.4+	Amended and Restated 2018 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 19, 2019

10.5+	Form of Option Award Notice and Agreement (Employee)	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.6+	Form of Option Award Notice and Agreement (Consultant)	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.7+	Employment Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on December 2, 2019

10.8	Director Offer Letter dated June 15, 2020 by and between Jerash Holdings and Bill Korn	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 15, 2020

10.9+	Option Award Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on December 2, 2019

10.10+	Form of Indemnification Agreement	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on June 15, 2020

10.11	Factory Lease Agreement dated January 1, 2021 between Jiangmen Treasure Success and Guangdong Huadian Technology Industry Co., Ltd.	Incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K, filed with the SEC on June 23, 2021

10.12+	Letter of Employment dated April 22, 2022 between Treasure Success and Choi Lin Hung	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 28, 2022

10.13+	Letter of Employment dated April 22, 2022 between Treasure Success and Ng Tsze Lun	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on April 28, 2022

10.14	Facility Letter dated January 12, 2022 by and between Treasure Success and DBS Bank (Hong Kong) Limited	Incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on June 27, 2022

10.15	Purchase and Sale Agreement dated June 22, 2022 by and between Treasure Success and Wong Bing Lun and Chow Lai Ming	Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K, filed with the SEC on June 27, 2022

10.16	Joint Venture and Shareholder’s Agreement dated March 20, 2023 by and between Treasure Success and P.T. Eratex	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 21, 2023

10.17	The Shareholders’ Agreement dated October 10, 2023 by and between Treasure Success and Newtech Textile (HK) Limited	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on October 12, 2023

10.18	Banking Facilities dated January 4, 2024, by and between Treasure Success and DBSHK	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on February 8, 2024

14.1	Code of Ethics	Incorporated herein by reference to Exhibit 14.1 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020

19.1	Insider Trading Policy	Filed herewith

21.1	Subsidiaries of Jerash Holdings (US), Inc.	Filed herewith

23.1	Consent of Marcum LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Compensation Recovery Policy	Filed herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERASH HOLDINGS (US), INC.

Date: June 28, 2024	By:	/s/ Gilbert K. Lee
	Name:	Gilbert K. Lee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on June 28, 2024.

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