Form 10-Q
period 2024-06-30
Jerash Holdings (US), Inc.
filed 2024-08-13
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, there were 12,294,840 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2024

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(Unaudited)

ASSETS
Current Assets:
Cash	$11,366,228	$12,428,369
Accounts receivable, net	9,400,763	5,417,513
Inventories	20,727,685	27,241,573
Prepaid expenses and other current assets	2,981,096	2,746,068
Advance to suppliers, net	3,166,899	3,086,137
Total Current Assets	47,642,671	50,919,660

Restricted cash - non-current	1,607,644	1,608,498
Long-term deposits	1,000,682	802,306
Deferred tax assets, net	158,329	158,329
Property, plant, and equipment, net	24,573,926	24,998,096
Goodwill	499,282	499,282
Operating lease right of use assets	1,177,242	1,259,395
Total Assets	$76,659,776	$80,245,566

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$2,130,743	$-
Accounts payable	3,299,839	6,340,237
Accrued expenses	3,425,901	4,175,843
Income tax payable - current	1,449,202	1,647,199
Other payables	2,300,102	2,234,870
Deferred revenue	246,027	10,200
Operating lease liabilities - current	288,768	370,802
Total Current Liabilities	13,140,582	14,779,151

Operating lease liabilities - non-current	592,122	618,302
Income tax payable - non-current	-	417,450
Total Liabilities	13,732,704	15,814,903

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,534,318 shares issued, and 12,294,840 shares outstanding	12,534	12,534
Additional paid-in capital	24,386,029	23,917,094
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	413,821	413,821
Retained earnings	39,744,280	41,704,238
Accumulated other comprehensive loss	(483,406)	(492,319)
Total Jerash Holdings (US), Inc. Stockholders’ Equity	62,904,212	64,386,322

Noncontrolling interest	22,860	44,341
Total Equity	62,927,072	64,430,663

Total Liabilities and Equity	$76,659,776	$80,245,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	For the Three Months Ended June 30,
	2024	2023

Revenue, net	$40,935,716	$34,735,657
Cost of goods sold	36,295,845	29,168,117
Gross Profit	4,639,871	5,567,540

Selling, general, and administrative expenses	4,999,744	4,234,918
Stock-based compensation expenses	468,935	240,802
Total Operating Expenses	5,468,679	4,475,720

(Loss) Income from Operations	(828,808)	1,091,820

Other Income (Expenses):
Interest expenses	(480,203)	(388,951)
Other income, net	54,035	90,227
Total other expenses, net	(426,168)	(298,724)

Net (loss) income before provision for income taxes	(1,254,976)	793,096

Income tax expenses	111,721	297,981

Net (loss) income	(1,366,697)	495,115

Net loss attributable to noncontrolling interest	21,481	1,411
Net (loss) income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$(1,345,216)	$496,526

Net (loss) income	$(1,366,697)	$495,115
Other Comprehensive Income (Loss):
Foreign currency translation income (loss)	8,913	(94,659)
Total Comprehensive (Loss) Income	(1,357,784)	400,456
Comprehensive loss attributable to noncontrolling interest	21,481	1,411
Comprehensive (Loss) Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$(1,336,303)	$401,867

(Loss) Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$(0.11)	$0.04

Weighted Average Number of Shares
Basic	12,294,840	12,294,840
Diluted	12,294,840	12,294,840

Dividend per share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Gain (Loss)	interest	Equity
Balance at March 31, 2023	-	$-	12,534,318	$12,534	$22,931,046	$(1,169,046)	$410,847	$46,172,082	$(123,229)	$-	$68,234,234

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	240,802	-	-	-	-	-	240,802
Allocation of J&B shares	-	-	-	-	-	-	-	-	-	31,365	31,365
Net income (loss)	-	-	-	-	-	-	-	496,526	-	(1,411)	495,115
Dividend payment	-	-	-	-	-	-	-	(614,742)	-	-	(614,742)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(94,659)	-	(94,659)
Balance at June 30, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,171,848	$(1,169,046)	$410,847	$46,053,866	$(217,888)	$29,954	$68,292,115

Balance at March 31, 2024	-	$-	12,534,318	$12,534	$23,917,094	$(1,169,046)	$413,821	$41,704,238	$(492,319)	$44,341	$64,430,663

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	468,935	-	-	-	-	-	468,935
Net loss	-	-	-	-	-	-	-	(1,345,216)	-	(21,481)	(1,366,697)
Dividend payment	-	-	-	-	-	-	-	(614,742)	-	-	(614,742)
Foreign currency translation gain	-	-	-	-	-	-	-	-	8,913	-	8,913
Balance at June 30, 2024 (unaudited)	-	$-	12,534,318	$12,534	$24,386,029	$(1,169,046)	$413,821	$39,744,280	$(483,406)	$22,860	$62,927,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,366,697)	$495,115
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	612,759	608,776
Stock-based compensation expenses	468,935	240,802
Amortization of operating lease right-of-use assets	150,008	205,112

Changes in operating assets:
Accounts receivable	(3,983,251)	(4,169,920)
Bills receivable	-	87,573
Inventories	6,513,887	8,856,426
Prepaid expenses and other current assets	(235,028)	62,161
Advance to suppliers	(80,762)	(1,679,610)
Changes in operating liabilities:
Accounts payable	(3,040,398)	(2,211,568)
Accrued expenses	(749,942)	(485,721)
Other payables	65,232	(203,553)
Deferred revenue	235,827	(303,261)
Operating lease liabilities	(176,069)	(206,702)
Income tax payable	(615,449)	(1,270,858)
Net cash (used in) provided by operating activities	(2,200,948)	24,772

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(130,271)	(61,258)
Payments for construction of properties	(15,150)	(1,434,965)
Payment for long-term deposits	(241,544)	(276,498)
Net cash used in investing activities	(386,965)	(1,772,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payment	(614,742)	(614,742)
Repayment from short-term loan	(3,435,297)	-
Proceeds from short-term loan	5,566,040	3,117,337
Net cash provided by financing activities	1,516,001	2,502,595

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	8,917	(95,016)

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(1,062,995)	659,630

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	14,036,867	19,411,603

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$12,973,872	$20,071,233

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$12,973,872	$20,071,233
LESS: NON-CURRENT RESTRICTED CASH	1,607,644	1,611,294
CASH, END OF THE PERIOD	$11,366,228	$18,459,939

Supplemental disclosure information:
Cash paid for interest	$480,203	$388,951
Income tax paid	$726,177	$1,585,961

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$44,215	$25,464
Operating lease right of use assets obtained in exchange for operating lease obligations	$67,512	$177,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC AND SUBSIDIARIES

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

Treasure Success International Limited (“Treasure Success”) was organized on July 5, 2016 in Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong” or “HK”), as a limited liability company for the primary purpose of employing staff from People’s Republic of China (“China”) to support Jerash Garments’ operations and is a wholly owned subsidiary of Jerash Holdings.

Ever Winland Limited (“Ever Winland”) was organized in Hong Kong, as a limited liability company. It holds office premises, which are leased to Treasure Success. On June 22, 2022, Treasure Success and the shareholders of Ever Winland entered into an agreement, pursuant to which Treasure Success acquired all of the outstanding stock of Ever Winland. Apart from the office premises used by Treasure Success, Ever Winland had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of August 29, 2022, Ever Winland became a subsidiary of Treasure Success.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

J&B International Limited (“J&B”) is a joint venture company established in Hong Kong on January 10, 2023. On March 20, 2023, Treasure Success and P. T. Eratex (Hong Kong) Limited entered into a Joint Venture and Shareholders’ Agreement, pursuant to which Treasure Success acquired 51% of the equity interests in J&B on April 11, 2023. The declared capital is 500,000 Hong Kong Dollars (“HKD”) (approximately $64,000). J&B engages in the garment trading and manufacturing business for orders from customers.

Jerash Newtech (Hong Kong) Holdings Limited (“Jerash Newtech”) is a joint venture company established in Hong Kong on November 3, 2023. On October 10, 2023, Treasure Success and Newtech Textile (HK) Limited entered into a Joint Venture and Shareholder’s Agreement to establish a new joint venture for the establishment of a fabric facility in Jordan. On November 3, 2023, Jerash Newtech was established according to the aforementioned Joint Venture and Shareholder’s Agreement. Treasure Success owns 51% of the equity interests in Jerash Newtech. The Company plans to invest approximately $29.9 million to establish the fabric facility in Jordan. Treasure Success and Newtech Textile (HK) Limited will contribute capital in two installments according to their respective shareholding proportions and conditions. The declared capital of Jerash Newtech is US$100,000.

Jiangmen Treasure Success Business Consultancy Company Limited (“Jiangmen Treasure Success”) was organized on August 28, 2019 under the laws of China in Jiangmen City of Guangdong Province in China with a total registered capital of HKD15 million (approximately $1.9 million) to provide support in sales and marketing, sample development, merchandising, procurement, and other areas. Treasure Success owns 100% of the equity interests in Jiangmen Treasure Success.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2024 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending March 31, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its wholly owned subsidiaries, and two non-wholly owned subsidiaries.

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity interests in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity-classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B and Jerash Newtech through its wholly owned subsidiary, Treasure Success. The Company consolidates J&B and Jerash Newtech and reports noncontrolling interest to reflect the portion of their equity that is not attributable to the Company as the controlling shareholder. As of June 30, 2024, noncontrolling interest was $22,860.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of June 30, 2024 and March 31, 2024, the Company had no cash equivalents.

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

Accounts Receivable, Net

Accounts receivable are recognized and carried at the original invoiced amount less an estimated allowance for credit loss. The Company usually grants extended payment terms to customers with good credit standing and determines the adequacy of credit losses based on the historical level of credit loss, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories include the cost of raw materials, freight, direct labor, and related production overhead. The cost of inventories is determined using the First-in, First-out method. The Company periodically reviews its inventories for excess or slow-moving items and makes provisions as necessary to properly reflect inventory value.

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

The Company’s accounts receivable and other receivables, which are included in prepaid expenses and other current assets line items in the consolidated balance sheet, are within the scope of ASC Topic 326. The Company measures expected credit losses of account receivables and other receivables, on a collective basis when similar risk characteristics exist. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon assessment of various factors, including historical experience, the age of the receivables, creditworthiness of the customers and other debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and other debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Construction in Progress

Construction in Progress (“CIP”) is recorded at cost for property, plant, and equipment where the asset is in construction or development. CIP accumulates the cost of construction and transaction costs involved in the progress of acquiring the materials for construction or development. The Company does not commence depreciating the asset in the CIP account because the asset has not yet been placed in service. Once an asset is placed in service, all costs associated with the asset that are recorded in the CIP account are transferred to property, plant, and equipment for the asset.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors that may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three months ended June 30, 2024 and 2023.

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

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of June 30, 2024 and March 31, 2024, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the three months ended June 30, 2024 and 2023.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment to the accounts receivable from customers is not contingent on a future event. The Company had contract liabilities of $246,027 and $10,200 as of June 30, 2024 and March 31, 2024, respectively. As of June 30, 2024, $246,027 deferred revenue was expected to be recognized within fiscal year 2025. As of March 31, 2024, $10,200 was received in advance, and $6,923 of such advance has been recognized as revenue for the three months ended June 30, 2024.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $600,445 and $442,383 for the three months ended June 30, 2024 and 2023, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success, Ever Winland, J&B, and Jerash Newtech are registered in Hong Kong and are subject to profit tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 19% or 20% plus a 1% social contribution starting from January 1, 2023 to December 31, 2023. Effective January 1, 2024, the income tax rate increased to 20%, plus a 1% social contribution.

Jerash Garments and its subsidiaries are subject to a local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period from June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. The exemption has been extended to February 5, 2025.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, any changes in tax rates and the impact on deferred income taxes are recognized in the income statement in the period when the new rates are enacted. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations and comprehensive income (loss). No significant uncertainty in tax positions relating to income taxes was incurred during the three months ended June 30, 2024 and 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, Ever Winland, J&B, and Jerash Newtech, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as the functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations and comprehensive income (loss) as incurred, and the total amount of transaction gains and losses were immaterial for the three months ended June 30, 2024 and 2023.

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

	June 30, 2024	March 31, 2024
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8076	US$1=HKD7.8243
	US$1=CNY7.2651	US$1=CNY7.2190
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8171	US$1=HKD7.8240
	US$1=CNY7.2383	US$1=CNY7.1501

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2024 and March 31, 2024 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2024 and March 31, 2024, respectively, $4,903,479 and $6,547,090 of the Company’s cash were on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of June 30, 2024 and March 31, 2024, respectively, $5,041 and $518,485 of the Company’s cash were on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to $68,822) per bank is covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of June 30, 2024 and March 31, 2024, respectively, $7,818,484 and $6,682,404 of the Company’s cash were on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of June 30, 2024 and March 31, 2024, respectively, $212,449 and $267,954 of the Company’s cash were on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended June 30, 2024 and 2023, two customers accounted for 73% and 10%, and 66% and 21% of the Company’s total revenue, respectively. As of June 30, 2024, three customers accounted for 46%, 22%, and 11% of the Company’s total accounts receivable balance, respectively. As of March 31, 2024, four customers accounted for 23%, 23%, 10%, and 10%, respectively, of the Company’s total accounts receivable balance.

For the three months ended June 30, 2024, the Company purchased approximately 12% and 11%, respectively, of its total purchase in garments and raw materials from two major suppliers. For the three months ended June 30, 2023, the Company purchased approximately 23%, 16%, and 10%, respectively, of its total purchase in garments and raw materials from three major suppliers. As of June 30, 2024, accounts payable to the Company’s two major suppliers accounted for 23% and 17%, respectively, of the total accounts payable balance. As of March 31, 2024, accounts payable to the Company’s two major suppliers accounted for 22% and 13%, respectively, of the total accounts payable balance.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of June 30, 2024 (Unaudited)	As of March 31, 2024
Trade accounts receivable	$9,434,584	$5,451,334
Less: allowances for credit loss	33,821	33,821
Accounts receivable, net	$9,400,763	$5,417,513

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of June 30, 2024 (Unaudited)	As of March 31, 2024
Raw materials	$11,164,057	$14,664,823
Work-in-progress	1,938,824	3,097,031
Finished goods	7,624,804	9,479,719
Total inventory	$20,727,685	$27,241,573

As of June 30, 2024 and March 31, 2024, the Company had $nil inventory valuation reserve. This is because 99.9% of its inventory as of June 30, 2024 and March 31, 2024 were directly tied to actual sales orders received, leaving 0.1% of inventories on hand associated with unfulfilled sales orders for each respective period.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of June 30, 2024 (Unaudited)	As of March 31, 2024
Advance to suppliers	$3,166,899	$3,086,137
Less: allowances for credit losses	-	-
Advance to suppliers, net	$3,166,899	$3,086,137

NOTE 7 – LEASES

The Company has 44 operating leases for manufacturing facilities, offices, and staff dormitories. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of operating lease right of use assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating lease right of use assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

	As of June 30, 2024 (Unaudited)	As of March 31, 2024
Operating lease right of use assets	$1,177,242	$1,259,395

Operating lease liabilities – current	$288,768	$370,802
Operating lease liabilities – non-current	592,122	618,302
Total operating lease liabilities	$880,890	$989,104

The weighted average remaining lease terms and discount rates for all of operating leases were as follows:

Remaining lease term and discount rate:

	For the period ended
	June 30, 2024 (Unaudited)	March 31, 2024
Weighted average remaining lease term (years)	2.3	2.4

Weighted average discount rate	6.10%	6.10%

During the three months ended June 30, 2024 and 2023, the Company incurred total operating lease expenses of $648,241 and $650,774, respectively.

NOTE 7 – LEASES (continued)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of June 30, 2024:

2025	$461,972
2026	510,407
2027	281,433
2028	9,282
2029	—
Thereafter	—
Total lease payments	1,263,094
Less: imputed interest	(85,852)
Less: prepayments	(296,352)
Present value of lease liabilities	$880,890

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of June 30, 24 (Unaudited)	As of March 31, 2024
Land	$2,200,334	$2,200,334
Property and buildings	10,540,962	10,540,962
Equipment and machinery	12,723,216	12,529,813
Office and electric equipment	1,055,641	1,086,203
Automobiles	1,333,769	1,333,823
Leasehold improvements	4,388,894	4,380,202
Subtotal	32,242,816	32,071,337
Construction in progress (1)	9,565,928	9,550,778
Less: Accumulated depreciation and amortization	(17,234,818)	(16,624,019)
Property, plant and equipment, net	$24,573,926	$24,998,096

(1)	In April 2022, the Company commenced a construction project to build a dormitory for employees. The construction is built on a land of 4,516 square meters (approximately 48,608 square feet) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2020. Through June 30, 2024, the Company had spent approximately JOD 6.6 million (approximately $9.3 million) for the dormitory construction. Dormitory’s kitchen is under construction at an estimated cost of JOD 650,000 (approximately $920,000), and approximately JOD 237,000 (approximately $335,000) has been spent. The dormitory is expected to be fully completed in second quarter of fiscal year 2025.

For the three months ended June 30, 2024 and 2023, depreciation and amortization expenses were $612,759 and $608,776, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of June 30, 2024 and March 31, 2024. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,294,840 shares of common stock outstanding as of June 30, 2024 and March 31, 2024.

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

Dividends

During the three months ended June 30, 2024, the Board of Directors declared a cash dividend of $0.05 per share of common stock on May 21, 2024. The cash dividends of $614,742 were paid in full on June 7, 2024.

During the fiscal year ended March 31, 2024, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 5, 2024, November 3, 2023, August 4, 2023, and May 23, 2023, respectively. Four cash dividends of $614,742 each were paid in full on February 16, 2024, November 28, 2023, August 23, 2023, and June 9, 2023, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. A total of 57,200 warrants expired in fiscal 2024. As of June 30, 2024, the Company had no outstanding warrants.

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. As of June 30, 2024, the Company had 114,110 of shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2024	150,000	$6.25
Granted	-	-
Exercised	-	-
Expired	-	-
Stock options outstanding at June 30, 2024	150,000	$6.25

All these outstanding options were fully vested and exercisable. As of June 30, 2024, there were 150,000 stock options outstanding. The weighted average remaining life of the options is 4.5 years.

NOTE 10 – STOCK-BASED COMPENSATION (continued)

Restricted Stock Units (“RSUs”)

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. The fair value of these RSUs on February 15, 2023 was $1,937,695, based on the market price of the Company’s common stock as of the date of the grant. As of June 30, 2024, there were $605,974 unrecognized stock-based compensation expenses to be recognized through February 2025 and 405,100 RSUs remained outstanding.

On March 25, 2024, the Board of Directors approved the grant of 915,040 RSUs under the Plan to 35 executive officers and employees of the Company, with a three-year vesting period. The fair value of these RSUs on March 25, 2024 was $2,745,120, based on the market price of the Company’s common stock as of the date of the grant. As of June 30, 2024, there were $2,499,438 unrecognized stock-based compensation expenses to be recognized through March 2027 and 915,040 RSUs remained outstanding.

RSU activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSU outstanding at March 31, 2024	1,320,140	$3.55
Granted	-	-
Vested	-	-
Forfeited	-	-
RSU outstanding at June 30, 2024	1,320,140	$3.55

Total expenses related to the RSU issued were $468,935 and $240,802 for the three months ended June 30, 2024 and 2023, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, Chairman, and a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended June 30, 2024 and 2023.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended June 30, 2024 and 2023.

NOTE 12 – CREDIT FACILITIES

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. In March 2024, the Company joined a supply chain financing program with one additional customer. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is revised based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses on the consolidated statements of operation and comprehensive (loss) income. For the three months ended June 30, 2024 and 2023, the early payment charge was $410,837 and $356,247, respectively.

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

As of June 30, 2024 and March 31, 2024, the Company had $2,130,743 and $nil outstanding under the DBSHK facility, respectively. The DBSHK facility is reviewed annually.

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

The net loss generated by J&B and Jerash Newtech was $43,485 and $354 for the three months ended June 30, 2024, respectively. The net loss generated by J&B was $2,880 for the three months ended June 30, 2023. Noncontrolling interest as of June 30, 2024 in J&B and Jerash Newtech was $(22,693) and $45,553, respectively.

NOTE 14 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three months ended June 30, 2024 and 2023. As of June 30, 2024, 1,470,140 RSU and stock options were outstanding. For the three months ended June 30, 2024 and 2023, 1,470,140 and 555,100 RSU and stock options were excluded from the EPS calculation as the result would be anti-dilutive, respectively.

	For Three Months Ended
	June 30, (Unaudited)
	2024	2023
Numerator:
Net (loss) income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$(1,345,216)	$496,526

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,294,840	12,294,840
Dilutive securities – unexercised warrants and options	-	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,294,840	12,294,840
Basic and diluted (loss) earnings per share	$(0.11)	$0.04

NOTE 15 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision-maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended June 30, 2024 and 2023, outerwear accounted for approximately 90.4% and 94.2% of total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended June 30, 2024 and 2023, respectively.

	For the Three Months Ended June 30, (Unaudited)
	2024	2023
United States	$37,034,398	$32,662,429
China	1,280,572	502,378
Germany	1,120,063	444,539
Jordan	740,257	304,637
Others	760,426	821,674
Total	$40,935,716	$34,735,657

As of June 30, 2024, 74.4% and 25.0% of long-lived assets were located in Jordan and Hong Kong, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of June 30, 2024, Treasure Success had made a capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

NOTE 17 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to the regulations of the Income Tax Department in Jordan. Effective January 1, 2019, the Jordanian government reclassified the area where Jerash Garments and its subsidiaries are to a Development Zone. In accordance with the Development Zone law, Jerash Garments and its subsidiaries were subject to income tax at income tax rate of 19% or 20% plus a 1% social contribution from January 1, 2023 to December 31, 2023. Effective from January 1, 2024, the income tax rate increased to 20% plus 1% social contribution.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act imposed tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. Additionally, under the provisions of the Tax Act, for taxable years beginning after December 31, 2017, the foreign earnings of Jerash Garments and its subsidiaries are subject to U.S. taxation at the Jerash Holdings level under the new Global Intangible Low-Taxed Income (“GILTI”) regime. $751,410 of Toll Charge will be paid within one year, which is included in income tax payable - current line item in the consolidated balance sheet as of June 30, 2024.

Interim income tax expenses or benefit is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full fiscal year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three months ended June 30, 2024 and 2023 was (8.9%) and 37.6%, respectively, and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2024, and events which occurred subsequent to June 30, 2024 but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events that required recognition, adjustment to, or disclosure in the condensed consolidated financial statements, except for the following:

On August 5, 2024, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on August 23, 2024, to stockholders of record as of the close of business on August 16, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and in subsequent reports that we file with the SEC.

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 28, 2024. References to fiscal 2025 and fiscal 2024 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ending March 31, 2025, and fiscal year ended March 31, 2024, respectively.

Results of Operations

Three months ended June 30, 2024 and 2023

The following table summarizes the results of our operations during the three-month periods ended June 30, 2024 and 2023, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$40,936	100%	$34,736	100%	$6,200	18%
Cost of goods sold	36,296	89%	29,168	84%	7,128	24%
Gross profit	4,640	11%	5,568	16%	(928)	(17)%
Selling, general, and administrative expenses	5,000	12%	4,235	12%	765	18%
Stock-based compensation expenses	469	1%	241	1%	228	95%
Other expenses, net	426	1%	299	1%	127	42%
Net (loss) income before taxation	(1,255)	(3)%	793	2%	(2,048)	(258)%
Income tax expenses	112	0%	298	1%	(186)	(62)%
Net (loss) income	(1,367)	(3)%	495	1%	(1,862)	(376)%

Revenue. Revenue increased by approximately $6.2 million, or 18%, to $40.9 million, for the three months ended June 30, 2024, from approximately $34.7 million for the same period in fiscal 2024. The increase was mainly due to increases in sales to our major customer in the U.S. and growth in business with some customers we obtained during the past two years.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended June 30, 2024 and 2023.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$29,973	73%	$22,780	66%
New Balance	4,066	10%	7,292	21%
Suzhou Unitex	1,278	3%	-	-%
Hugo Boss	1,120	3%	444	1%
Others	4,499	11%	4,220	12%
Total	$40,936	100%	$34,736	100%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$37,034	90%	$32,662	94%	$4,372	13%
Germany	1,120	3%	444	1%	676	152%
Others	2,782	7%	1,630	5%	1,152	71%
Total	$40,936	100%	$34,736	100%	$6,200	18%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase of approximately 13% in sales to the U.S. during the three months ended June 30, 2024, was mainly attributable to the increase in sales to our major customer in the U.S.

During the three months ended June 30, 2024, aggregate sales to Germany and other locations increased by 88% from $2.1 million to $3.9 million from the same period last year. This significant increase was mainly due to our expanded business relationships with customers we acquired in these regions over the past one to two years.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $7.1 million, or 24%, to approximately $36.3 million, for the three months ended June 30, 2024, from approximately $29.2 million for the same period in fiscal 2024. As a percentage of revenue, the cost of goods sold increased by approximately 5 percentage points, from 84% for the same period in fiscal 2024 to 89% for the three months ended June 30, 2024. The increase in the cost of goods sold as a percentage of revenue was primarily attributable to the higher logistic costs for importing raw material amid the Red Sea turmoil. Furthermore, we incurred extra production costs to adhere to customers’ delivery schedules and mitigate the impact of delayed arrivals of raw materials caused by the aforementioned logistic disruption. During the three months ended June 30, 2024, we did not experience substantial delays in shipments of products to our customers.

For the three months ended June 30, 2024, we purchased 12% and 11% of our total purchase in garments and raw materials from two major suppliers, respectively.

For the three months ended June 30, 2023, we purchased 23%, 16%, and 10% of our total purchase in garments and raw materials from three major suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 11% for the three months ended June 30, 2024, which decreased by 5 percentage points from 16% for the same period in fiscal 2024. The decrease in gross profit margin was primarily driven by the higher raw material import costs caused by the Red Sea shipping disruption and the additional costs incurred to catch up with garment delivery schedules to our customers.

Operating expenses. Operating expenses increased by 22%, or approximately $1 million, from approximately $4.5 million for the three months ended June 30, 2023, to approximately $5.5 million for the three months ended June 30, 2024. The increase was primarily due to (i) an increase in selling expenses of $0.3 million, which was resulted from the increase in shipments and change in customer mix, (ii) an increase in stock-based compensation expenses of $0.2 million, (iii) an increase in sampling supports of $0.2 million, and (iv) increases in payrolls and others of $0.3 million.

Other expenses, net. Other expenses, net were approximately $0.4 million for the three months ended June 30, 2024, as compared to other expenses, net of approximately $0.3 million for the same period in fiscal 2024. The increase was primarily due to higher interest expenses resulting from the supply chain financing programs introduced by our major customers. These programs allow us to receive fund early from invoices submitted to customers, and this arrangement typically incurs an interest expense in return for early receipt of payment.

Income tax expenses. Income tax expenses for the three months ended June 30, 2024, were approximately $0.1 million compared to income tax expenses of $0.3 million for the same period in fiscal 2024. The decrease in the income tax expenses was mainly due to the reduced operating profit derived from our Jordanian subsidiaries. The effective tax rate declined to (9%) for the three months ended June 30, 2024, as compared to 38% for the three months ended June 30, 2023.

Net loss/income. Net loss for the three months ended June 30, 2024, was approximately $1.4 million compared to net income of approximately $0.5 million for the same period in fiscal 2024. The decrease in net profit was mainly attributable to a decrease in profit margin due to the higher logistic costs amid the Red Sea turmoil and additional production costs to catch up with customers’ delivery schedules, as well as the higher stock-based compensation expenses during the period in fiscal 2025.

Liquidity and Capital Resources

Jerash Holdings is a holding company incorporated in Delaware. As a holding company, we rely on dividends and other distributions from our subsidiaries formed in Jordan and Hong Kong to satisfy our liquidity requirements. Current Jordanian regulations permit our Jordanian subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. In addition, our Jordanian subsidiaries are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. We have relied on direct payments of expenses by our subsidiaries to meet our obligations to date. The subsidiaries generate most of revenue in our group.

As of June 30, 2024, we had cash of approximately $11.4 million and restricted cash of approximately $1.6 million compared to cash of approximately $12.4 million and restricted cash of approximately $1.6 million as of March 31, 2024. The decrease in total cash was mainly a result of an operational loss of $1.4 million and a dividend payment of $0.6 million, offset by proceeds from short-term loans.

Our current assets as of June 30, 2024 were approximately $47.6 million and our current liabilities were approximately $13.1 million, which resulted in a ratio of approximately 3.6 to 1. Our current assets as of March 31, 2024 were approximately $50.9 million, and our current liabilities were approximately $14.8 million, which resulted in a current ratio of approximately 3.4 to 1.

The primary drivers in the decrease in current assets were a decrease in inventory of $6.5 million, which was only partially compensated by increases in accounts receivable of $4.0 million. The primary driver in the decrease in current liabilities was decreases in accounts payable and accrued expenses of $3.0 million and $0.7 million, respectively, which was only partially compensated by an increase in credit facilities of $2.1 million.

Total equity as of June 30, 2024 was approximately $62.9 million compared to $64.4 million as of March 31, 2024.

We had net working capital of $34.5 million and $36.1 million as of June 30, 2024 and March 31, 2024, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date this Quarterly Report is released.

Since May and October 2021, we have participated in supply chain financing programs of two of our major customers, respectively. The programs allow us to receive early payments for approved sales invoices submitted by us through the bank the customer cooperates with. For any early payments received, we are subject to an early payment charge imposed by the customer’s bank, for which the rate is SOFR plus a spread. The arrangement allows us to have better liquidity without the need to incur administrative charges and handling fees as in bank financing. In March 2024, we participated in an additional supply chain financing program with one customer.

We have funded our working capital needs from our operations. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of execution on our customer contracts, and the timing of accounts receivable collections.

Credit Facilities

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import and export invoice financing up to an aggregate of $5.0 million, subject to certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over HIBOR for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of June 30, 2024 and March 31, 2024, we had $2.1 million and $nil outstanding under this DBSHK facility, respectively.

Three months ended June 30, 2024 and 2023

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three months ended June 30,
	2024	2023
Net cash (used in) provided by operating activities	$(2,201)	$25
Net cash used in investing activities	(387)	(1,773)
Net cash provided by financing activities	1,516	2,502
Effect of exchange rate changes on cash and restricted cash	9	(95)
Net (decrease) increase in cash and restricted cash	(1,063)	659
Cash and restricted cash, beginning of three-month period	14,037	19,412
Cash and restricted cash, end of three-month period	$12,974	$20,071

Operating Activities

Net cash used in operating activities was approximately $2.2 million for the three months ended June 30, 2024, compared to cash provided by operating activities of approximately $25,000 for the same period in fiscal 2024. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $6.5 million in the three months ended June 30, 2024, compared to a decrease of $8.9 million in the same period in fiscal 2024;

●	an increase in accounts receivable of $4.0 million in the three months ended June 30, 2024, compared to an increase of $4.2 million in the same period in fiscal 2024;

●	an increase of advance to suppliers of $81,000 compared to an increase of $1.7 million in the same period in fiscal 2024;

●	a decrease of accounts payable of $3.0 million in the three months ended June 30, 2024, compared to a decrease of $2.2 million in the same period in fiscal 2024; and

●	a net loss of $1.4 million in the three months ended June 30, 2024, from a net income of $0.5 million in the same period in fiscal 2024.

Investing Activities

Net cash used in investing activities was approximately $0.4 million for the three months ended June 30, 2024, compared to approximately $1.8 million in the same period in fiscal 2024. The net cash used in investing activities during the three months ended June 30, 2024 was mainly for purchases of property, plant, and equipment and deposits for fixed assets.

Financing Activities

Net cash provided by financing activities was approximately $1.5 million for the three months ended June 30, 2024, which was the net effect of net proceeds from short-term loans of approximately $2.1 million, offset by a dividend payment of $0.6 million. There was a net cash inflow of approximately $2.5 million in the same period in fiscal 2024 resulting from the dividend payments of approximately $0.6 million, and the net proceeds from short-term loans of approximately $3.1 million.

Statutory Reserves

In accordance with the corporate law in Jordan, subsidiaries of Jerash Holdings in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $413,821 and $410,847 as of June 30, 2024 and 2023, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of June 30, 2024 and 2023.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of June 30,
	2024	2023
Statutory Reserves	$414	$411
Total Restricted Net Assets	$414	$411
Consolidated Net Assets	$62,927	$68,292
Restricted Net Assets as Percentage of Consolidated Net Assets	0.66%	0.60%

Total restricted net assets accounted for approximately 0.66% of our consolidated net assets as of June 30, 2024. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $0.4 million and $1.8 million for the three months ended June 30, 2024 and 2023, for plant and machinery and the construction of a dormitory in both periods. For the three months ended June 30, 2024, payments for additional plant and machinery amounted to approximately $0.4 million. For the three months ended June 30, 2023, payments for additional plant and machinery, and construction of a dormitory and factory expansion, amounted to approximately $338,000 and $1.4 million, respectively.

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

We project that there will be an aggregate of approximately $4.1 million and $8.8 million of capital expenditures in the fiscal years ending March 31, 2025 and 2026, respectively, for further enhancement of production capacity to meet future sales growth. The realization of these investments depends on the progress of our business development, including expanding our client base and securing increased commitments from existing customers. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of March 31, 2024, concluded that our disclosure controls and procedures were ineffective as of that date based on reasons set forth below.

In the annual report for fiscal 2024 filed on June 28, 2024, the management concluded that, as of March 31, 2024, our internal control over financial reporting was not effective due to certain control deficiencies that are deemed as material weaknesses, including:

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

The Company has put in more resources to strengthen the internal control environment and plans to enhance the communication with external consultants who are assisting the Company in taxation and management information systems. As of the date of this report, we have implemented measures to address the weaknesses by:

-	Enhanced communication with the U.S. GAAP advisor to strengthen compliance including but not limited to new promulgations. A review of the manpower structure and workflows is also undergoing to ensure sufficient resources are available to implement identified improvement actions;

-	Improved communication with external professional consultants to strengthen our work and review both U.S. tax and local issues in Jordan; and

-	Conducting a comprehensive review and strengthened processes on user authorization, access log control, password control mechanism, and documentation of control procedures for the information technology systems supporting our financial reporting processes.

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

Changes in Internal Control Over Financial Reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2024	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)