Form 10-Q
period 2024-09-30
Jerash Holdings (US), Inc.
filed 2024-11-13
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 12,294,840 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2024

Contents

Part I	Financial Information	1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and March 31, 2024	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2024 and 2023	2

	Unaudited Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended September 30, 2024 and 2023	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2024 and 2023	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4	Controls and Procedures	32

Part II	Other Information	34

Item 1	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	34

Item 3	Defaults Upon Senior Securities	34

Item 4	Mine Safety Disclosures	34

Item 5	Other Information	34

Item 6	Exhibits	35

Signatures		36

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$16,338,578	$12,428,369
Accounts receivable, net	5,793,228	5,417,513
Inventories	20,206,799	27,241,573
Prepaid expenses and other current assets	3,216,845	2,746,068
Advance to suppliers, net	6,028,433	3,086,137
Total Current Assets	51,583,883	50,919,660

Restricted cash - non-current	1,545,457	1,608,498
Long-term deposits	852,842	802,306
Deferred tax assets, net	158,329	158,329
Property, plant, and equipment, net	24,674,730	24,998,096
Goodwill	499,282	499,282
Operating lease right of use assets	1,033,412	1,259,395
Total Assets	$80,347,935	$80,245,566

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$3,570,237	$-
Accounts payable	4,394,732	6,340,237
Accrued expenses	3,654,895	4,175,843
Income tax payable - current	952,108	1,647,199
Other payables	2,368,807	2,234,870
Deferred revenue	1,123,163	10,200
Operating lease liabilities - current	343,868	370,802
Total Current Liabilities	16,407,810	14,779,151

Operating lease liabilities - non-current	481,575	618,302
Income tax payable - non-current	-	417,450
Total Liabilities	16,889,385	15,814,903

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,534,318 shares issued and 12,294,840 shares outstanding	12,534	12,534
Additional paid-in capital	24,860,117	23,917,094
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	413,821	413,821
Retained earnings	39,784,826	41,704,238
Accumulated other comprehensive loss	(475,823)	(492,319)
Total Jerash Holdings (US), Inc. Stockholders’ Equity	63,426,429	64,386,322

Noncontrolling interest	32,121	44,341
Total Equity	63,458,550	64,430,663

Total Liabilities and Equity	$80,347,935	$80,245,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023

Revenue, net	$40,240,127	$33,357,108	$81,175,843	$68,092,765
Cost of goods sold	33,182,244	27,985,077	69,478,089	57,153,194
Gross Profit	7,057,883	5,372,031	11,697,754	10,939,571

Selling, general, and administrative expenses	5,449,386	4,240,588	10,449,130	8,475,506
Stock-based compensation expenses	474,088	243,448	943,023	484,250
Total Operating Expenses	5,923,474	4,484,036	11,392,153	8,959,756

Income from Operations	1,134,409	887,995	305,601	1,979,815

Other Income (Expenses):
Interest expenses	(503,149)	(359,234)	(983,352)	(748,185)
Other income, net	139,166	192,523	193,201	282,750
Total other expenses, net	(363,983)	(166,711)	(790,151)	(465,435)

Net income (loss) before provision for income taxes	770,426	721,284	(484,550)	1,514,380

Income tax expenses	105,877	352,340	217,598	650,321

Net income (loss)	664,549	368,944	(702,148)	864,059

Net gain (loss) attributable to noncontrolling interest	9,261	3,327	(12,220)	1,916
Net income (loss) attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$655,288	$365,617	$(689,928)	$862,143

Net income (loss)	$664,549	$368,944	$(702,148)	$864,059
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	7,583	(59,841)	16,496	(154,500)
Total Comprehensive Income (Loss)	672,132	309,103	(685,652)	709,559
Comprehensive gain (loss) attributable to noncontrolling interest	9,261	3,327	(12,220)	1,916
Comprehensive Income (Loss) Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$662,871	$305,776	$(673,432)	$707,643

Earnings (Loss) Per Share Attributable to Common Stockholders:
Basic and diluted	$0.05	$0.03	$(0.06)	$0.07

Weighted Average Number of Shares
Basic	12,294,840	12,294,840	12,294,840	12,294,840
Diluted	12,460,241	12,294,840	12,294,840	12,294,840

Dividend per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive Gain	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	(Loss)	interest	Equity
Balance at March 31, 2023	-	$-	12,534,318	$12,534	$22,931,046	$(1,169,046)	$410,847	$46,172,082	$(123,229)	$-	$68,234,234
											-
Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	484,250	-	-	-	-	-	484,250
Allocation of J&B shares	-	-	-	-	-	-	-	-	-	31,365	31,365
Net income	-	-	-	-	-	-	-	862,143	-	1,916	864,059
Dividend payments	-	-	-	-	-	-	-	(1,229,484)	-	-	(1,229,484)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(154,500)	-	(154,500)

Balance at September 30, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,415,296	$(1,169,046)	$410,847	$45,804,741	$(277,729)	$33,281	$68,229,924

Balance at March 31, 2024	-	$-	12,534,318	$12,534	$23,917,094	$(1,169,046)	$413,821	$41,704,238	$(492,319)	$44,341	$64,430,663

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	943,023	-	-	-	-	-	943,023
Net loss	-	-	-	-	-	-	-	(689,928)	-	(12,220)	(702,148)
Dividend payments	-	-	-	-	-	-	-	(1,229,484)	-	-	(1,229,484)
Foreign currency translation gain	-	-	-	-	-	-	-	-	16,496	-	16,496

Balance at September 30, 2024 (unaudited)	-	$-	12,534,318	$12,534	$24,860,117	$(1,169,046)	$413,821	$39,784,826	$(475,823)	$32,121	$63,458,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive Gain	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	(Loss)	interest	Equity
Balance at June 30, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,171,848	$(1,169,046)	$410,847	$46,053,866	$(217,888)	$29,954	$68,292,115

Stock-based compensation expense for the restricted stock units issued under the stock incentive plan	-	-	-	-	243,448	-	-	-	-	-	243,448
Net income	-	-	-	-	-	-	-	365,617	-	3,327	368,944
Dividend payment	-	-	-	-	-	-	-	(614,742)	-	-	(614,742)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(59,841)	-	(59,841)

Balance at September 30, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,415,296	$(1,169,046)	$410,847	$45,804,741	$(277,729)	$33,281	$68,229,924

Balance at June 30, 2024 (unaudited)	-	$-	12,534,318	$12,534	$24,386,029	$(1,169,046)	$413,821	$39,744,280	$(483,406)	$22,860	$62,927,072

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	474,088	-	-	-	-	-	474,088
Net income	-	-	-	-	-	-	-	655,288	-	9,261	664,549
Dividend payment	-	-	-	-	-	-	-	(614,742)	-	-	(614,742)
Foreign currency translation gain	-	-	-	-	-	-	-	-	7,583	-	7,583

Balance at September 30, 2024 (unaudited)	-	$-	12,534,318	$12,534	$24,860,117	$(1,169,046)	$413,821	$39,784,826	$(475,823)	$32,121	$63,458,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(702,148)	$864,059
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,209,053	1,224,322
Stock-based compensation expenses	943,023	484,250
Credit Loss (recovery)	16,768	(66,980)
Amortization of operating lease right-of-use assets	300,559	416,090

Changes in operating assets:
Accounts receivable	(392,484)	(2,894,162)
Bills receivable	-	87,573
Inventories	7,034,774	13,942,970
Prepaid expenses and other current assets	(470,777)	814,878
Advance to suppliers	(2,942,296)	(1,910,244)
Changes in operating liabilities:
Accounts payable	(1,945,505)	(1,530,458)
Accrued expenses	(520,948)	(251,048)
Other payables	133,937	(265,119)
Deferred revenue	1,112,963	(696,006)
Operating lease liabilities	(238,237)	(336,984)
Income tax payable	(1,112,062)	(1,704,261)
Net cash provided by operating activities	2,426,620	8,178,880

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(348,238)	(635,878)
Payments for construction of properties	(270,599)	(2,575,669)
Payment for long-term deposits	(317,386)	(247,610)
Net cash used in investing activities	(936,223)	(3,459,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(1,229,484)	(1,229,484)
Investment of noncontrolling interest	-	31,365
Repayment from short-term loan	(5,566,040)	(3,118,339)
Proceeds from short-term loan	9,136,277	3,118,339
Net cash provided by (used in) financing activities	2,340,753	(1,198,119)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	16,018	(123,491)

NET INCREASE IN CASH AND RESTRICTED CASH	3,847,168	3,398,113

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	14,036,867	19,411,603

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$17,884,035	$22,809,716

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$17,884,035	$22,809,716
LESS: NON-CURRENT RESTRICTED CASH	1,545,457	1,608,074
CASH, END OF THE PERIOD	$16,338,578	$21,201,642

Supplemental disclosure information:
Cash paid for interest	$983,352	$748,185
Income tax paid	$1,329,150	$2,371,705

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$262,017	$358,620
Operating lease right of use assets obtained in exchange for operating lease obligations	$67,512	$177,068

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

Treasure Success International Limited (“Treasure Success”) was organized on July 5, 2016 in Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong” or “HK”), as a limited liability company for the primary purpose of employing staff from the People’s Republic of China (“China”) to support Jerash Garments’ operations and is a wholly-owned subsidiary of Jerash Holdings.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2024 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Operating results for the six months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending March 31, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its wholly owned subsidiaries, and two non-wholly owned subsidiaries.

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity interests in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity-classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B and Jerash Newtech through its wholly owned subsidiary, Treasure Success. The Company consolidates J&B and Jerash Newtech and reports noncontrolling interest to reflect the portion of their equity that is not attributable to the Company as controlling shareholder. As of September 30, 2024, noncontrolling interest was $32,121.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of September 30, 2024 and March 31, 2024, the Company had no cash equivalents.

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

Credit Loss

On April 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” by using a modified retrospective transition method, which replaces the incurred loss impairment methodology with an expected loss methodology that is referred to as the current expected credit loss methodology. The expected credit loss impairment model requires the entity to recognize its estimate of expected credit losses for affected financial assets using an allowance for credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

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

Expected credit losses are included in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the six months ended September 30, 2024 and 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of September 30, 2024 and March 31, 2024, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the six months ended September 30, 2024 and 2023.

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

The Company does not have any contract assets since the Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment to the accounts receivable from customers is not contingent on a future event. The Company had contract liabilities of $1,123,163 and $10,200 as of September 30, 2024 and March 31, 2024, respectively. As of September 30, 2024, $1,123,163 deferred revenue was expected to be recognized within fiscal year 2025. As of March 31, 2024, $10,200 was received in advance, and $6,923 of such advance has been recognized as revenue for the six months ended September 30, 2024.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $1,370,698 and $656,536 for the three months ended September 30, 2024 and 2023, respectively. Total shipping and handling expenses were $1,971,143 and $1,099,019 for the six months ended September 30, 2024 and 2023, respectively.

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

ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations and comprehensive income (loss). No significant uncertainty in tax positions relating to income taxes was incurred during the six months ended September 30 2024, and 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, Ever Winland, J&B, and Jerash Newtech, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as the functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations and comprehensive income (loss) as incurred, and the total amount of transaction gains and losses were immaterial for the six months ended September 30, 2024 and 2023.

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

	September 30, 2024	March 31, 2024
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7700	US$1=HKD7.8243
	US$1=CNY7.0138	US$1=CNY7.2190
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8079	US$1=HKD7.8240
	US$1=CNY7.1988	US$1=CNY7.1501

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

Earnings or Loss per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See “Note 14–Earnings (Loss) per Share”).

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2024 and March 31, 2024 based upon the short-term nature of these assets and liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2024 and March 31, 2024, respectively, $5,462,623 and $6,547,090 of the Company’s cash were on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of September 30, 2024 and March 31, 2024, $129,269 and $518,485 of the Company’s cash were on deposit at financial institutions in China, respectively. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to $71,288) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of September 30, 2024 and March 31, 2024, $12,267,634 and $6,682,404 of the Company’s cash were on deposit at financial institutions in Hong Kong, respectively, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of September 30, 2024 and March 31, 2024, $13,527 and $267,954 of the Company’s cash were on deposit in the United States, respectively, and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended September 30, 2024 and 2023, one customer accounted for 68% and 73% the Company’s total revenue, respectively. For six months ended September 30, 2024, one customer accounted for 70% of the Company’s total revenue. For six months ended September 30, 2023, two customers accounted for 69% and 13% of the Company’s total revenue, respectively. As of September 30, 2024, three customers accounted for 16%, 13%, and 11% of the Company’s total accounts receivable balance, respectively. As of March 31, 2024, four customers accounted for 23%, 23%, 10%, and 10% of the Company’s total accounts receivable balance, respectively.

For the three and six months ended September 30, 2024, the Company purchased approximately 10% and 11% of its total purchase in garments and raw materials from one major supplier, respectively. For the three months ended September 30, 2023, there was no major supplier. For the six months ended September 30, 2023, the Company purchased approximately 11% of its total purchase in garments and raw materials from one major supplier. As of September 30, 2024, accounts payable to the Company’s one major supplier accounted for 16% of the total accounts payable balance. As of March 31, 2024, accounts payable to the Company’s two major suppliers accounted for 22% and 13%, respectively, of the total accounts payable balance.

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

Since the inception of the turmoil in the Middle East, the Company has been closely monitoring the situation and keeping its customers informed. Currently, production is ongoing as usual, with no changes to customer orders or commitments, and both ports that the Company uses for import and export, in Aqaba and Haifa, are operating normally. In order to provide flexibility, the Company has also been using the Port of Jebel Ali in the United Arab Emirates as an alternative route for raw material import since December 2023. However, in the event of any potential impact on the ports, the Company has prepared a contingency plan, approved by its major customers, to temporarily relocate production to alternate regions.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of September 30, 2024 (Unaudited)	As of March 31, 2024
Trade accounts receivable	$5,827,049	$5,451,334
Less: allowances for credit losses	33,821	33,821
Accounts receivable, net	$5,793,228	$5,417,513

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of September 30, 2024 (Unaudited)	As of March 31, 2024
Raw materials	$14,121,337	$14,664,823
Work-in-progress	1,778,675	3,097,031
Finished goods	4,306,787	9,479,719
Total inventories	$20,206,799	$27,241,573

As of September 30, 2024 and March 31, 2024, the Company had $nil inventories valuation reserve. This is because 99.9% of its inventories as of September 30, 2024 and March 31, 2024 were directly tied to actual sales orders received, leaving 0.1% of inventories on hand associated with unfulfilled sales orders for each respective period.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of September 30, 2024 (Unaudited)	As of March 31, 2024
Advance to suppliers	$6,028,433	$3,086,137
Less: allowances for credit losses	-	-
Advance to suppliers, net	$6,028,433	$3,086,137

NOTE 7 – LEASES

The Company has 44 operating leases for manufacturing facilities, offices and staff dormitories. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of operating lease right of use assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating lease right of use assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

	As of September 30, 2024 (Unaudited)	As of March 31, 2024
Operating lease right of use assets	$1,033,412	$1,259,395

Operating lease liabilities – current	$343,868	$370,802
Operating lease liabilities – non-current	481,575	618,302
Total operating lease liabilities	$825,443	$989,104

The weighted average remaining lease terms and discount rates for all of operating leases were as follows:

Remaining lease term and discount rate:

	For the period ended
	September 30, 2024 (Unaudited)	March 31, 2024
Weighted average remaining lease term (years)	2.1	2.4

Weighted average discount rate	6.10%	6.10%

During the three months ended September 30, 2024 and 2023, the Company incurred total operating lease expenses of $607,784 and $653,933, respectively. During the six months ended September 30, 2024 and 2023, the Company incurred total operating lease expenses of $1,256,025 and $1,304,707, respectively.

NOTE 7 – LEASES (continued)

The following is a schedule, by fiscal years, of maturities of lease liabilities as of September 30, 2024:

2025	$298,038
2026	513,517
2027	281,433
2028	9,282
2029	—
Thereafter	—
Total lease payments	1,102,270
Less: imputed interest	(68,858)
Less: prepayments	(207,969)
Present value of lease liabilities	$825,443

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of September 30, 2024 (Unaudited)	As of March 31, 2024
Land	$2,200,334	$2,200,334
Property and buildings (1)	19,994,223	10,540,962
Equipment and machinery	12,922,273	12,529,813
Office and electric equipment	1,319,045	1,086,203
Automobiles	1,334,074	1,333,823
Leasehold improvements	4,401,532	4,380,202
Subtotal	42,171,481	32,071,337
Construction in progress (2)	345,348	9,550,778
Less: Accumulated depreciation and amortization	(17,842,099)	(16,624,019)
Property, plant, and equipment, net	$24,674,730	$24,998,096

(1)	In April 2022, the Company commenced a construction project to build a dormitory for employees. The construction is built on a land of 4,516 square meters (approximately 48,608 square feet) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2020. Through September 30, 2024, the Company had spent approximately JOD 6.7 million (approximately $9.5 million) for the dormitory construction. The dormitory was fully completed and put in service in second quarter of fiscal 2025 and the construction cost has been transferred from construction in process to property and buildings.

(2)	Dormitory’s kitchen is under construction at an estimated total cost of JOD 650,000 (approximately $920,000), and approximately JOD 164,000 (approximately $231,000) in construction has been spent. The kitchen is expected to be fully completed in the third quarter of fiscal year 2025. Dormitory improvement work has cost approximately JOD 81,000 (approximately $114,000).

For the three months ended September 30, 2024 and 2023, depreciation and amortization expenses were $596,294 and $615,546, respectively. For the six months ended September 30, 2024 and 2023, depreciation and amortization expenses were $1,209,053 and $1,224,322, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of September 30, 2024 and March 31, 2024. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,294,840 shares of common stock outstanding as of September 30, 2024 and March 31, 2024.

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

Dividends

During the six months ended September 30, 2024, the Board of Directors declared a cash dividend of $0.05 per share of common stock on August 5, 2024, and May 21, 2024, respectively. Two cash dividends of $614,742 each were paid in full on August 23, 2024 and June 7, 2024, respectively.

During the fiscal year ended March 31, 2024, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 5, 2024, November 3, 2023, August 4, 2023, and May 23, 2023, respectively. Four cash dividends of $614,742 each were paid in full on February 16, 2024, November 28, 2023, August 23, 2023, and June 9, 2023, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. A total of 57,200 warrants expired in fiscal 2024. As of September 30, 2024, the Company had no outstanding warrants.

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. As of September 30, 2024, the Company had 114,110 shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2024	150,000	$6.25
Granted	-	-
Exercised	-	-
Expired	-	-
Stock options outstanding at September 30, 2024	150,000	$6.25

All these outstanding options were fully vested and exercisable. As of September 30, 2024, there were 150,000 stock options outstanding. The weighted average remaining life of the options is 4.3 years.

NOTE 10 – STOCK-BASED COMPENSATION (continued)

Restricted Stock Units (“RSUs”)

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. The fair value of these RSUs on February 15, 2023 was $1,937,695, based on the market price of the Company’s common stock as of the date of the grant. As of September 30, 2024, there were $362,526 unrecognized stock-based compensation expenses to be recognized through February 2025 and 405,100 RSUs remained outstanding.

On March 25, 2024, the Board of Directors approved the grant of 915,040 RSUs under the Plan to 35 executive officers and employees of the Company, with a three-year vesting period. The fair value of these RSUs on March 25, 2024 was $2,745,120, based on the market price of the Company’s common stock as of the date of the grant. As of September 30, 2024, there were $2,268,798 unrecognized stock-based compensation expenses to be recognized through March 2027 and 915,040 RSUs remained outstanding.

RSUs activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding at March 31, 2024	1,320,140	$3.55
Granted	-	-
Vested	-	-
Forfeited	-	-
RSUs outstanding at September 30, 2024	1,320,140	$3.55

Total expenses related to the RSUs issued were $474,088 and $243,448 for the three months ended September 30, 2024 and 2023, respectively. Total expenses related to the RSUs issued were $943,023 and $484,250 for the six months ended September 30, 2024 and 2023, respectively.

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

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $150,000 for the three and six months ended September 30, 2024 and 2023, respectively.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $150,000 for the three and six months ended September 30, 2024 and 2023, respectively.

NOTE 12 – CREDIT FACILITIES

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. In March 2024, the Company joined a supply chain financing program with one additional customer. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is revised based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses on the consolidated statements of operation and comprehensive income (loss). For the three months ended September 30, 2024 and 2023, the early payment charge was $467,214 and $340,699 respectively. For the six months ended September 30, 2024 and 2023, the early payment charge was $878,051 and $696,946, respectively.

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

As of September 30, 2024 and March 31, 2024, the Company had $3,570,237 and $nil outstanding under the DBSHK facility, respectively. The DBSHK facility is reviewed annually.

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

For the three months ended September 30, 2024, the net income generated by J&B was $19,948 and the net loss suffered by Jerash Newtech was $1,048, respectively. The net loss suffered by J&B and Jerash Newtech was $23,537 and $1,402 for the six months ended September 30, 2024. Noncontrolling interest as of September 30, 2024 in J&B and Jerash Newtech was $(12,918) and $45,039 respectively.

NOTE 14 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended September 30, 2024 and 2023. As of September 30, 2024, 1,470,140 RSUs and stock options were outstanding. For the three months ended September 30, 2024, stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the six months ended September 30, 2024, all RSUs and stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the three and six months ended September 30, 2023, all RSUs and stock options were excluded from the EPS calculation as the result would be anti-dilutive.

	Three Months Ended September 30, (Unaudited)		Six Months Ended September 30, (Unaudited)
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$655,288	$365,617	$(689,928)	$862,143

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,294,840	12,294,840	12,294,840	12,294,840
Dilutive securities – unexercised RSUs	165,401	-	-	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,460,241	12,294,840	12,294,840	12,294,840
Basic and diluted earnings (loss) per share	$0.05	$0.03	$(0.06)	$0.07

NOTE 15 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision-maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended September 30, 2024 and 2023, outerwear accounted for approximately 88.2% and 89.7% of total revenue, respectively. For the six months ended September 30, 2024 and 2023, outerwear accounted for approximately 89.3% and 92.0% of total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

NOTE 15 – SEGMENT REPORTING (continued)

The following table summarizes sales by geographic areas for the three months ended September 30, 2024 and 2023, respectively.

	For the Three Months Ended September 30,
	(Unaudited)
	2024	2023
United States	$34,531,202	$29,224,793
China	2,942,140	304,051
Hong Kong	316,001	2,325,999
Germany	822,116	845,956
Jordan	989,462	320,490
Others	639,206	335,819
Total	$40,240,127	$33,357,108

The following table summarizes sales by geographic areas for the six months ended September 30, 2024 and 2023, respectively.

	For the Six Months Ended September 30,
	(Unaudited)
	2024	2023
United States	$71,565,600	$61,887,222
China	4,222,712	806,429
Hong Kong	544,990	2,556,046
Germany	1,942,179	1,290,495
Jordan	1,729,719	625,127
Others	1,170,643	927,446
Total	$81,175,843	$68,092,765

As of September 30, 2024, 74.9% and 24.5% of long-lived assets were located in Jordan and Hong Kong, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of September 30, 2024, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act imposed tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. Additionally, under the provisions of the Tax Act, for taxable years beginning after December 31, 2017, the foreign earnings of Jerash Garments and its subsidiaries are subject to U.S. taxation at the Jerash Holdings level under the new Global Intangible Low-Taxed Income (“GILTI”) regime. $417,450 of Toll Charge will be paid within one year, which is included in income tax payable - current line item in the consolidated balance sheet as of September 30, 2024.

Interim income tax expenses or benefit is recognized based on the Company’s estimated annual effective tax rate, which is based upon the tax rate expected for the full fiscal year applied to the pretax income or loss of the interim period. The Company’s consolidated effective tax rate for the three and six months ended September 30, 2024 was 13.7% and (44.9%), respectively, and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2024, and events which occurred subsequent to September 30, 2024 but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events that required recognition, adjustment to, or disclosure in the condensed consolidated financial statements, except for the following:

On November 8, 2024, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on November 29, 2024 to stockholders of record as of the close of business on November 22, 2024.

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

Results of Operations

Three months ended September 30, 2024 and 2023

The following table summarizes the results of our operations during the three-month periods ended September 30, 2024 and 2023, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$40,240	100%	$33,357	100%	$6,883	21%
Cost of goods sold	33,182	82%	27,985	84%	5,197	19%
Gross profit	7,058	18%	5,372	16%	1,686	31%
Selling, general, and administrative expenses	5,450	14%	4,241	13%	1,209	29%
Stock-based compensation expenses	474	1%	243	1%	231	95%
Other expenses, net	364	1%	167	0%	197	118%
Net income before taxation	770	2%	721	2%	49	7%
Income tax expenses	106	0%	352	1%	(246)	(70)%
Net income	$664	2%	$369	1%	$295	80%

Revenue. Revenue increased by approximately $6.9 million, or 21%, to $40.2 million, for the three months ended September 30, 2024, from approximately $33.4 million for the same period in fiscal 2024. The increase was mainly due to more shipments to our two major customers in the U.S. with some customers we obtained during the past two years.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended September 30, 2024 and 2023.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$27,192	68%	$24,403	73%
New Balance	3,524	9%	1,388	4%
Suzhou Unitex	2,941	7%	-	0%
G-III	1,695	4%	2,533	8%
American Eagle Outfitter	880	2%	505	1%
Hugo Boss	822	2%	846	3%
Others	3,186	8%	3,682	11%
Total	$40,240	100%	$33,357	100%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$34,531	86%	$29,225	87%	$5,306	18%
China (including Hong Kong)	3,258	8%	2,630	8%	628	24%
Jordan	990	2%	320	1%	670	209%
Germany	822	2%	846	3%	(24)	(3)%
Others	639	2%	336	1%	303	90%
Total	$40,240	100%	$33,357	100%	$6,883	21%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase of approximately 18% in sales to the U.S. during the three months ended September 30, 2024, was mainly attributable to more shipments delivered to our major customers in the U.S.

During the three months ended September 30, 2024, aggregate sales to China, Germany, Jordan, and other locations increased by 38% from $4.1 million to $5.7 million from the same period last year. This increase was mainly due to higher demands of our production facility in the period.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $5.2 million, or 19%, to approximately $33.2 million, for the three months ended September 30, 2024, from approximately $28.0 million for the same period in fiscal 2024. As a percentage of revenue, the cost of goods sold decreased by approximately two percentage points, from 84% for the same period in fiscal 2024 to 82% for the three months ended September 30, 2024. The decrease in the cost of goods sold as a percentage of revenue was primarily attributable to economy of scale resulting from higher production volume and more shipments.

For the three months ended September 30, 2024, we purchased 10% of our total purchase in garments and raw materials from one major supplier.

For the three months ended September 30, 2023, we did not have a major supplier for our garments and raw materials.

Gross profit margin. Gross profit margin was approximately 18% for the three months ended September 30, 2024, which increased by two percentage points from approximately 16% for the same period in fiscal 2024. The increase in gross profit margin was primarily driven by higher production volume with more orders shipped to the U.S. that typically generate higher margin.

Operating expenses. Operating expenses increased by 32%, or approximately $1.4 million, from approximately $4.5 million for the three months ended September 30, 2023, to approximately $5.9 million for the three months ended September 30, 2024. The increase was primarily due to higher export logistic costs to catch up with garment shipment schedules of customers, higher shipment volume and more stock-based compensation expenses in the second quarter of fiscal 2025.

Other expenses, net. Other expenses, net were approximately $364,000 for the three months ended September 30, 2024, as compared to other expenses, net of approximately $167,000 for the same period in fiscal 2024. The increase was primarily due to higher interest expenses from customers’ supply chain financing programs and bank financing to support raw material purchases for the shipments in the latter half of the fiscal year.

Income tax expenses. Income tax expenses for the three months ended September 30, 2024, were approximately $106,000 compared to income tax expenses of approximately $352,000 for the same period in fiscal 2024. The decrease in the income tax expenses was mainly due to the reduced operating profit derived from our Jordan subsidiaries and improvement in Hong Kong subsidiaries. The effective tax rate declined to 13.7% for the three months ended September 30, 2024, as compared to 48.8% for the three months ended September 30, 2023.

Net income. Net income for the three months ended September 30, 2024, was approximately $0.7 million compared to net income of approximately $0.4 million for the same period in fiscal 2024. The increase in net income was mainly attributable to the increase in gross profit and the decrease in income tax expenses.

Six months ended September 30, 2024 and 2023

The following table summarizes the results of our operations during the six-month periods ended September 30, 2024 and 2023, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2024		Six Months Ended September 30, 2023		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$81,176	100%	$68,093	100%	$13,083	19%
Cost of goods sold	69,478	86%	57,153	84%	12,325	22%
Gross profit	11,698	14%	10,940	16%	758	7%

Selling, general, and administrative expenses	10,449	13%	8,476	12%	1,973	23%
Stock-based compensation expenses	943	1%	484	1%	459	95%
Other expenses, net	790	1%	466	1%	324	70%
Net (loss) / income before taxation	(484)	(1)%	1,514	2%	(1,998)	(132)%
Income tax expense	218	0%	650	1%	(432)	(66)%
Net (loss) / income	$(702)	(1)%	$864	1%	$(1,566)	(181)%

Revenue. Revenue increased by approximately $13.1 million, or 19%, to $81.2 million, for the six months ended September 30, 2024, from approximately $68.1 million for the same period in fiscal 2024. The increase was mainly due to more shipments to one of our major customers in the U.S.

The following table outlines the dollar amount and percentage of total sales to our customers for the six months ended September 30, 2024 and 2023, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2024		Six Months Ended September 30, 2023
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$57,166	70%	$47,183	69%
New Balance	7,590	9%	8,680	13%
Suzhou Unitex	4,219	5%	-	0%
Hugo Boss	1,942	2%	1,290	2%
G-III	1,725	2%	4,715	7%
Dynamic	1,430	2%	167	0%
American Eagle Outfitter	1,213	2%	505	1%
Tharanco	1,160	2%	-	0%
Others	4,731	6%	5,553	8%
Total	$81,176	100%	$68,093	100%

(1)	A large portion of our products are sold under The North Face, Timberland and Vans brands that are owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2024		Six Months Ended September 30, 2023		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$71,566	88%	$61,887	91%	$9,679	16%
China (including Hong Kong)	4,768	6%	3,363	5%	1,405	42%
Germany	1,942	2%	1,290	2%	652	51%
Jordan	1,730	2%	625	1%	1,105	177%
Others	1,170	2%	928	1%	242	26%
Total	$81,176	100%	$68,093	100%	$13,083	19%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase of approximately 16% in sales to the U.S. during the six months ended September 30, 2024, was mainly attributable to the increase of shipment to one of our major customers in the U.S. with some customers we obtained during the past two years.

During the six months ended September 30, 2024, aggregate sales to China, Germany, Jordan, and other locations increased by 55% from approximately $6.2 million to $9.6 million from the same period last year as we were diversifying our customer bases to different geographic locations.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $12.3 million, or 22%, to approximately $69.5 million, for the six months ended September 30, 2024, from approximately $57.2 million for the same period in fiscal 2024. As a percentage of revenue, the cost of goods sold increased by approximately 2% points to 86% for the six months ended September 30, 2024 from 84% for the same period in fiscal 2024. The increase in cost of goods sold as a percentage of revenue was primarily attributable to the higher import logistic costs and more overtime work incurred in the first quarter to catch up with the garment delivery schedules of customers.

For the six months ended September 30, 2024 and 2023, we purchased 11% of our garments and raw materials from one major supplier.

Gross profit margin. Gross profit margin was approximately 14% for the six months ended September 30, 2024, which decreased by 2% points from 16% for the same period in fiscal 2024. The decrease in gross profit margin was primarily driven by higher logistic costs and over time work incurred in the first quarter to catch up with garment delivery schedules of customers.

Operating expenses. Operating expenses for the six months ended September 30, 2024 increased by 27%, or approximately $2.4 million, to approximately $11.4 million, compared to the same period in fiscal 2024. The increase was primarily due to higher export logistic costs from more sales in the period and higher stock-based compensation expenses in fiscal 2025.

Other expenses, net. Other expenses, net was approximately $790,000 for the six months ended September 30, 2024, as compared to other expenses, net of approximately $466,000 for the same period in fiscal 2024. The increase was primarily due to higher interest expenses from customers’ supply chain financing programs.

Income tax expenses. Income tax expenses for the six months ended September 30, 2024 were approximately $0.2 million compared to income tax expenses of approximately $0.7 million for the same period in fiscal 2024. The decrease in the income tax expenses was mainly due to the reduced operating profit derived from our Jordan subsidiaries. The effective tax rate was declined to (44.9%) for the six months ended September 30, 2024, as compared to 42.9% for the six months ended September 30, 2023.

Net (loss)/income. Net loss for the six months ended September 30, 2024 was approximately $0.7 million compared to net income of approximately $0.9 million for the same period in fiscal 2024. The decrease in net income was mainly attributable to a decrease in profit margin due to the higher logistic costs amid the Red Sea turmoil and additional production costs to catch up with customers’ delivery schedules, as well as the higher stock-based compensation expenses during the period in fiscal 2025.

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

As of September 30, 2024, we had cash of approximately $16.3 million and restricted cash of approximately $1.5 million compared to cash of approximately $12.4 million and restricted cash of approximately $1.6 million as of March 31, 2024. The increase in total cash was mainly a result of more sales in the six-month period and a higher credit facility balance.

Our current assets as of September 30, 2024 were approximately $51.6 million and our current liabilities were approximately $16.4 million, which resulted in a ratio of approximately 3.1 to 1. Our current assets as of March 31, 2024 were approximately $50.9 million, and our current liabilities were approximately $14.8 million, which resulted in a current ratio of approximately 3.4 to 1.

The primary drivers in the increase in current assets were the increase in cash from more sales in the six-month period. The primary driver in the increase in current liabilities was the increase in credit facilities balance.

Total equity as of September 30, 2024 was approximately $63.5 million compared to $64.4 million as of March 31, 2024.

We had net working capital of $35.2 million and $36.1 million as of September 30, 2024 and March 31, 2024, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date this Quarterly Report is released.

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

Credit Facilities

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain types of import and export invoice financing up to an aggregate of $5.0 million, subject to certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over HIBOR for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of September 30, 2024 and March 31, 2024, we had $3.6 million and $nil outstanding under this DBSHK facility, respectively.

Six months ended September 30, 2024 and 2023

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six months ended September 30,
	2024	2023
Net cash provided by operating activities	$2,426	$8,179
Net cash used in investing activities	(936)	(3,459)
Net cash provided by (used in) financing activities	2,341	(1,198)
Effect of exchange rate changes on cash and restricted cash	16	(124)
Net increase in cash and restricted cash	3,847	3,398
Cash and restricted cash, beginning of six-month period	14,037	19,412
Cash and restricted cash, end of six-month period	$17,884	$22,810

Operating Activities

Net cash provided by operating activities was approximately $2.4 million for the six months ended September 30, 2024, compared to cash provided by operating activities of approximately $8.2 million for the same period in fiscal 2024. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $7.0 million in the six months ended September 30, 2024, compared to a decrease of $13.9 million in the same period in fiscal 2024;

●	an increase in accounts receivable of $0.4 million in the six months ended September 30, 2024, compared to an increase of $2.9 million in the same period in fiscal 2024;

●	an increase in advance to suppliers of $2.9 million compared to an increase of $1.9 million in the same period in fiscal 2024;

●	a decrease in accounts payable of $1.9 million in the six months ended September 30, 2024, compared to a decrease of $1.5 million in the same period in fiscal 2024; and

●	a net loss of $ 0.7 million in the six months ended September 30, 2024, from net income of $0.9 million in the same period in fiscal 2024.

Investing Activities

Net cash used in investing activities was approximately $0.9 million for the six months ended September 30, 2024, compared to approximately $3.5 million in the same period in fiscal 2024. The net cash used in investing activities during the six months ended September 30, 2024 was mainly for investment in property, plant, and machinery and construction of a dormitory. The net cash used in investing activities in the six months ended September 30, 2023 was mainly used in investment in property, plant, and machinery including the ongoing construction of a dormitory and factory expansion.

Financing Activities

Net cash provided by financing activities was approximately $2.3 million for the six months ended September 30, 2024, which was the net effect of proceeds from the DBSHK facility of approximately $3.6 million and the payments of $1.2 million of dividend. Net cash used in financing activities was approximately $1.2 million for the six months ended September 30, 2023, which was dividend payments in the period.

Statutory Reserves

In accordance with the corporate law in Jordan, subsidiaries of Jerash Holdings in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $0.4 million as of September 30, 2024 and 2023.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of September 30, 2024 and 2023.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of September 30,
	2024	2023
Statutory Reserves	$414	$411
Total Restricted Net Assets	$414	$411
Consolidated Net Assets	$63,459	$68,230
Restricted Net Assets as Percentage of Consolidated Net Assets	0.65%	0.60%

Total restricted net assets accounted for approximately 0.65% of our consolidated net assets as of September 30, 2024. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $0.9 million and $3.5 million for the six months ended September 30, 2024 and 2023, for plant and machinery and the construction of a dormitory in both periods. For the six months ended September 30, 2024, payments for additional plant and machinery and the construction of a dormitory amounted to approximately $0.6 million and $0.3 million respectively. For the six months ended September 30, 2023, payments for additional plant and machinery, and construction of a dormitory and factory expansion, amounted to approximately $0.9 million and $2.6 million, respectively.

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately three acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employees with aggregate purchase price JOD 863,800 (approximately $1,218,303). Management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. We are conducting engineering design and study on this project with the business growth potential brought about by the new business collaboration with Busana Apparel Group. On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with aggregate purchase price JOD 313,501 (approximately $442,162). The dormitory is completed in second quarter of fiscal year 2025. We have spent approximately $9.8 million in capital expenditures to build the dormitory. The dormitory’s kitchen is under construction at an estimated cost of approximately $0.9 million.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of September 30, 2024, concluded that our disclosure controls and procedures were ineffective as of that date based on reasons set forth below.

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

Remedial actions have then been implemented to address some of the issues. However, in the assessment in fiscal 2025, the management still concluded that, as of September 30, 2024, our internal control over financial reporting was not effective due to certain material control weaknesses particularly that we failed to maintain effective controls over period-end financial reporting related to income taxes and the reconciliation of account level balances that resulted in errors.

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

Changes in Internal Control Over Financial Reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2024	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)