Form 10-Q
period 2024-12-31
Jerash Holdings (US), Inc.
filed 2025-02-12
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 10, 2025, there were 12,294,840 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2024

Contents

Part I	Financial Information	1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of December 31, 2024 (Unaudited) and March 31, 2024	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2024 and 2023	2

	Unaudited Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended December 31, 2024 and 2023	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2024 and 2023	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4	Controls and Procedures	31

Part II	Other Information	33

Item 1	Legal Proceedings	33

Item 1A	Risk Factors	33

Item 2	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	33

Item 3	Defaults Upon Senior Securities	33

Item 4	Mine Safety Disclosures	33

Item 5	Other Information	33

Item 6	Exhibits	34

Signatures		35

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	March 31, 2024
	(Unaudited)

ASSETS
Current Assets:
Cash	$13,219,109	$12,428,369
Accounts receivable, net	7,237,959	5,417,513
Inventories	19,118,133	27,241,573
Prepaid expenses and other current assets	3,676,154	2,746,068
Advance to suppliers, net	7,862,708	3,086,137
Total Current Assets	51,114,063	50,919,660

Restricted cash - non-current	1,563,809	1,608,498
Long-term deposits	1,109,073	802,306
Deferred tax assets, net	158,329	158,329
Property, plant, and equipment, net	24,394,170	24,998,096
Goodwill	499,282	499,282
Operating lease right of use assets	997,989	1,259,395
Total Assets	$79,836,715	$80,245,566

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$4,967,944	$-
Accounts payable	3,888,084	6,340,237
Accrued expenses	3,840,591	4,175,843
Income tax payable - current	1,128,634	1,647,199
Uncertain tax provision	273,582	-
Other payables	1,825,970	2,234,870
Deferred revenue	58,642	10,200
Operating lease liabilities - current	325,615	370,802
Total Current Liabilities	16,309,062	14,779,151

Operating lease liabilities - non-current	344,412	618,302
Income tax payable - non-current	-	417,450
Total Liabilities	16,653,474	15,814,903

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,534,318 shares issued, and 12,294,840 shares outstanding	12,534	12,534
Additional paid-in capital	25,334,205	23,917,094
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	413,821	413,821
Retained earnings	39,164,278	41,704,238
Accumulated other comprehensive loss	(616,792)	(492,319)
Total Jerash Holdings (US), Inc.’ Stockholders’ Equity	63,139,000	64,386,322

Noncontrolling interest	44,241	44,341
Total Equity	63,183,241	64,430,663

Total Liabilities and Equity	$79,836,715	$80,245,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023

Revenue, net	$35,384,737	$27,520,121	$116,560,580	$95,612,886
Cost of goods sold	30,001,947	23,057,845	99,480,036	80,211,039
Gross Profit	5,382,790	4,462,276	17,080,544	15,401,847

Selling, general and administrative expenses	4,200,975	3,843,029	14,650,105	12,318,535
Stock-based compensation expenses	474,088	243,448	1,417,111	727,698
Total Operating Expenses	4,675,063	4,086,477	16,067,216	13,046,233

Income from Operations	707,727	375,799	1,013,328	2,355,614

Other Expenses:
Interest expenses	(364,939)	(234,971)	(1,348,291)	(983,156)
Other income, net	113,240	129,877	306,441	412,627
Total other expenses, net	(251,699)	(105,094)	(1,041,850)	(570,529)

Net income (loss) before provision for income taxes	456,028	270,705	(28,522)	1,785,085

Income tax expenses	449,714	38,535	667,312	688,856

Net income (loss)	6,314	232,170	(695,834)	1,096,229

Net (gain) loss attributable to noncontrolling interest	(12,120)	(11,457)	100	(13,373)
Net (loss) income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$(5,806)	$220,713	$(695,734)	$1,082,856

Net income (loss)	$6,314	$232,170	$(695,834)	$1,096,229
Other Comprehensive Income (Loss):
Foreign currency translation (loss) income	(140,969)	99,171	(124,473)	(55,329)
Total Comprehensive (Loss) Income	(134,655)	331,341	(820,307)	1,040,900
Comprehensive (gain) loss attributable to noncontrolling interest	(12,120)	(11,457)	100	(13,373)
Comprehensive (Loss) Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$(146,775)	$319,884	$(820,207)	$1,027,527

Earnings/(Loss) Per Share Attributable to Common Stockholders:
Basic and diluted	$(0.00)	$0.02	$(0.06)	$0.09

Weighted Average Number of Shares
Basic	12,294,840	12,294,840	12,294,840	12,294,840
Diluted	12,294,840	12,294,840	12,294,840	12,294,840

Dividend per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Loss	interest	Equity
Balance at March 31, 2023	-	$-	12,534,318	$12,534	$22,931,046	$(1,169,046)	$410,847	$46,172,082	$(123,229)	$-	$68,234,234

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	727,698	-	-	-	-	-	727,698
Allocation of J&B shares	-	-	-	-	-	-	-	-	-	31,365	31,365
Allocation of Jerash Newtech shares	-	-	-	-	-	-	-	-	-	49,000	49,000
Net income	-	-	-	-	-	-	-	1,082,856	-	13,373	1,096,229
Dividend payments	-	-	-	-	-	-	-	(1,844,226)	-	-	(1,844,226)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(55,329)	-	(55,329)

Balance at December 31, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,658,744	$(1,169,046)	$410,847	$45,410,712	$(178,558)	$93,738	$68,238,971

Balance at March 31, 2024	-	$-	12,534,318	$12,534	$23,917,094	$(1,169,046)	$413,821	$41,704,238	$(492,319)	$44,341	$64,430,663

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	1,417,111	-	-	-	-	-	1,417,111
Net loss	-	-	-	-	-	-	-	(695,734)	-	(100)	(695,834)
Dividend payments	-	-	-	-	-	-	-	(1,844,226)	-	-	(1,844,226)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(124,473)	-	(124,473)

Balance at December 31, 2024 (unaudited)	-	$-	12,534,318	$12,534	$25,334,205	$(1,169,046)	$413,821	$39,164,278	$(616,792)	$44,241	$63,183,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Gain (Loss)	interest	Equity
Balance at September 30, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,415,296	$(1,169,046)	$410,847	$45,804,741	$(277,729)	$33,281	$68,229,924

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	243,448	-	-	-	-	-	243,448
Allocation of Jerash Newtech shares	-	-	-	-	-	-	-	-	-	49,000	49,000
Net income	-	-	-	-	-	-	-	220,713	-	11,457	232,170
Dividend payment	-	-	-	-	-	-	-	(614,742)	-	-	(614,742)
Foreign currency translation gain	-	-	-	-	-	-	-	-	99,171	-	99,171

Balance at December 31, 2023 (unaudited)	-	$-	12,534,318	$12,534	$23,658,744	$(1,169,046)	$410,847	$45,410,712	$(178,558)	$93,738	$68,238,971

Balance at September 30, 2024 (unaudited)	-	$-	12,534,318	$12,534	$24,860,117	$(1,169,046)	$413,821	$39,784,826	$(475,823)	$32,121	$63,458,550

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	474,088	-	-	-	-	-	474,088
Net (loss) income	-	-	-	-	-	-	-	(5,806)	-	12,120	6,314
Dividend payment	-	-	-	-	-	-	-	(614,742)	-	-	(614,742)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(140,969)	-	(140,969)

Balance at December 31, 2024 (unaudited)	-	$-	12,534,318	$12,534	$25,334,205	$(1,169,046)	$413,821	$39,164,278	$(616,792)	$44,241	$63,183,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(695,834)	$1,096,229
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,968,992	1,881,853
Stock-based compensation expenses	1,417,111	727,698
Credit loss recovery	(17,054)	(187,762)
Amortization of operating lease right-of-use assets	447,646	601,727
Uncertain tax provision	(273,582)	-

Changes in operating assets:
Accounts receivable	(1,803,392)	(6,044,375)
Bills receivable	-	(64,614)
Inventories	8,123,439	16,719,185
Prepaid expenses and other current assets	(930,084)	350,324
Advance to suppliers	(4,776,571)	(1,111,017)
Changes in operating liabilities:
Accounts payable	(2,452,154)	(3,380,984)
Accrued expenses	(335,251)	(32,390)
Other payables	(408,900)	142,393
Deferred revenue	48,442	(927,488)
Operating lease liabilities	(505,317)	(460,508)
Income tax payable	(388,766)	(1,443,317)
Net cash (used in) provided by operating activities	(581,275)	7,866,954

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(491,676)	(824,305)
Payments for construction of properties	(585,715)	(3,158,501)
Payment for long-term deposits	(594,442)	(281,153)
Net cash used in investing activities	(1,671,833)	(4,263,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(1,844,226)	(1,844,226)
Investment of noncontrolling interest	-	31,365
Repayment from short-term loan	(9,288,656)	(4,937,633)
Proceeds from short-term loan	14,256,600	4,937,633
Net cash provided by (used in) financing activities	3,123,718	(1,812,861)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	(124,559)	24,677

NET INCREASE IN CASH AND RESTRICTED CASH	746,051	1,814,811

CASH, AND RESTRICTED CASH, BEGINNING OF THE PERIOD	14,036,867	19,411,603

CASH, AND RESTRICTED CASH, END OF THE PERIOD	$14,782,918	$21,226,414

CASH AND RESTRICTED CASH, END OF THE PERIOD	$14,782,918	$21,226,414
LESS: NON-CURRENT RESTRICTED CASH	1,563,809	1,608,784
CASH, END OF THE PERIOD	$13,219,109	$19,617,630

Supplemental disclosure information:
Cash paid for interest	$1,348,291	$983,156
Income tax paid	$1,329,150	$2,163,732

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$289,451	$355,160
Operating lease right of use assets obtained in exchange for operating lease obligations	$186,726	$177,068

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

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both established in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with a declared capital of JOD 50,000 (approximately US$71,000). Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments.

Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”) is a contract garment manufacturer that was established in Amman, Jordan, as a limited liability company on October 24, 2004 with a declared capital of JOD 100,000 (approximately US$141,000). On December 11, 2018, Jerash Garments and the sole shareholder of Paramount entered into an agreement pursuant to which Jerash Garments acquired all of the outstanding shares of stock of Paramount. Jerash Garments assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of June 18, 2019, Paramount became a subsidiary of Jerash Garments.

Jerash The First for Medical Supplies Manufacturing Company Limited (“Jerash The First”) was established in Amman, Jordan, as a limited liability company on July 6, 2020, with a registered capital of JOD 150,000 (approximately US$212,000). Jerash The First is engaged in the production of medical supplies in Jordan and is a wholly owned subsidiary of Jerash Garments.

Mustafa and Kamal Ashraf Trading Company (Jordan) for the Manufacture of Ready-Make Clothes LLC (“MK Garments”) is a garment manufacturer that was established in Amman, Jordan, as a limited liability company on January 23, 2003 with a declared capital of JOD 100,000 (approximately US$141,000). On June 24, 2021, Jerash Garments and the sole shareholder of MK Garments entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of MK Garments. As of October 7, 2021, MK Garments became a subsidiary of Jerash Garments.

Kawkab Venus Dowalyah Lisenaet Albesah (“Kawkab Venus”) was established in Amman, Jordan, as a limited liability company on January 15, 2015 with a declared capital of JOD 50,000 (approximately US$71,000). It holds land with factory premises, which are leased to MK Garments. On July 14, 2021, Jerash Garments and the sole shareholder of Kawkab Venus entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of Kawkab Venus. Apart from the land and factory premises, Kawkab Venus had no other significant assets or liabilities and no operation activities or employees at the time of acquisition, so the acquisition was accounted for as an asset acquisition. As of August 21, 2022, Kawkab Venus became a subsidiary of Jerash Garments.

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continue)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2024 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Operating results for the nine months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending March 31, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its wholly owned subsidiaries, and two non-wholly owned subsidiaries.

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity interests in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity-classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B and Jerash Newtech through its wholly owned subsidiary, Treasure Success. The Company consolidates J&B and Jerash Newtech and reports noncontrolling interest to reflect the portion of their equity that is not attributable to the Company as controlling shareholder. As of December 31, 2024, noncontrolling interest was $44,241.

All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of December 31, 2024 and March 31, 2024, the Company had no cash equivalents.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the nine months ended December 31, 2024 and 2023.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of December 31, 2024 and March 31, 2024, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the nine months ended December 31, 2024 and 2023.

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

The Company does not have any contract assets since the Company recognizes accounts receivable and revenue for the transfer of promised goods to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment to the accounts receivable from customers is not contingent on a future event. The Company had contract liabilities of $58,642 and $10,200 as of December 31, 2024 and March 31, 2024, respectively. As of December 31, 2024, $58,642 deferred revenue was expected to be recognized within fiscal year 2025. As of March 31, 2024, $10,200 was received in advance, and $6,923 of such advance has been recognized as revenue for the nine months ended December 31, 2024.

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 15—Segment Reporting”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $557,344 and $380,696 for the three months ended December 31, 2024 and 2023, respectively. Total shipping and handling expenses were $2,528,487 and $1,479,715 for the nine months ended December 31, 2024 and 2023, respectively.

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

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this filing, the Company is current on all corporate, federal, and state tax returns. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. There is significant uncertainty in tax position relating to income taxes incurred for the fiscal years ended March 31, 2023 and 2022.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, Ever Winland, J&B, and Jerash Newtech, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as the functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations and comprehensive income (loss) as incurred, and the total amount of transaction gains and losses were immaterial for the nine months ended December 31, 2024 and 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

Foreign Currency Translation (continue)

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

	December 31, 2024	March 31, 2024
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7655	US$1=HKD7.8243
	US$1=CNY7.2975	US$1=CNY7.2190
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7966	US$1=HKD7.8240
	US$1=CNY7.1964	US$1=CNY7.1501

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

Earnings or Loss per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants, and restricted stock units) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See “Note 14–Earnings (Loss) per Share”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2024 and March 31, 2024 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2024 and March 31, 2024, respectively, $4,703,332 and $6,547,090 of the Company’s cash were on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of December 31, 2024 and March 31, 2024, $174,758 and $518,485 of the Company’s cash were on deposit at financial institutions in China, respectively. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to $68,517) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of December 31, 2024 and March 31, 2024, $9,815,822 and $6,682,404 of the Company’s cash were on deposit at financial institutions in Hong Kong, respectively, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of December 31, 2024 and March 31, 2024, $53,758 and $267,954 of the Company’s cash were on deposit in the United States, respectively, and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

Concentrations and Credit Risk (continue)

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended December 31, 2024, three end-customers accounted for 58%, 13%, and 10% of the Company’s total revenue, respectively. For the nine months ended December 31, 2024, two end-customers accounted for 67% and 11% of the Company’s total revenue, respectively. For the three and nine months ended December 31, 2023, two customers accounted for 63% and 13%, and 68% and 13% of the Company’s total revenue, respectively. As of December 31, 2024, two customers accounted for 35% and 15% of the Company’s total accounts receivable balance, respectively. As of March 31, 2024, four customers accounted for 23%, 23%, 10%, and 10% of the Company’s total accounts receivable balance, respectively.

For the three and nine months ended December 31, 2024, the Company purchased approximately 14% and 12% of its total purchase in garments and raw materials from one major supplier, respectively. For the three months ended December 31, 2023, the Company purchased approximately 17% and 14% of its total purchase in garments and raw materials from two major suppliers. For the nine months ended December 31, 2023, the Company purchased approximately 13% of its total purchases in garments and raw materials from one major supplier. As of December 31, 2024, accounts payable to the Company’s two major suppliers accounted for 12% and 10% of the total accounts payable balance, respectively. As of March 31, 2024, accounts payable to the Company’s two major suppliers accounted for 22% and 13%, respectively, of the total accounts payable balance.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continue)

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31, 2024 (Unaudited)	As of March 31, 2024
Trade accounts receivable	$7,237,959	$5,451,334
Less: allowances for credit losses	-	33,821
Accounts receivable, net	$7,237,959	$5,417,513

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of December 31, 2024 (Unaudited)	As of March 31, 2024
Raw materials	$8,784,572	$14,664,823
Work-in-progress	2,225,994	3,097,031
Finished goods	8,107,567	9,479,719
Total inventories	$19,118,133	$27,241,573

As of December 31, 2024 and March 31, 2024, the Company had $nil inventories valuation reserve. This is because 99.9% of its inventories as of December 31, 2024 and March 31, 2024 were directly tied to actual sales orders received, leaving 0.1% of inventories on hand associated with unfulfilled sales orders for each respective period.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of December 31, 2024 (Unaudited)	As of March 31, 2024
Advance to suppliers	$7,862,708	$3,086,137
Less: allowances for credit losses	-	-
Advance to suppliers, net	$7,862,708	$3,086,137

As of December 31, 2024 and March 31, 2024, all of advance to suppliers was expected to be utilized within one year with $nil of credit losses.

NOTE 7 – LEASES

The Company has 42 operating leases for manufacturing facilities, offices and staff dormitories. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of operating lease right of use assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Operating lease right of use assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

	As of December 31, 2024 (Unaudited)	As of March 31, 2024
Operating lease right of use assets	$997,989	$1,259,395

Operating lease liabilities – current	$325,615	$370,802
Operating lease liabilities – non-current	344,412	618,302
Total operating lease liabilities	$670,027	$989,104

The weighted average remaining lease terms and discount rates for all of operating leases were as follows:

Remaining lease term and discount rate:

	For the period ended
	December 31, 2024 (Unaudited)	March 31, 2024
Weighted average remaining lease term (years)	1.8	2.4

Weighted average discount rate	6.10%	6.10%

During the three months ended December 31, 2024 and 2023, the Company incurred total operating lease expenses of $561,102 and $599,622, respectively. During the nine months ended December 31, 2024 and 2023, the Company incurred total operating lease expenses of $1,817,127 and $1,904,329, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of December 31, 2024:

2025	$161,662
2026	573,490
2027	313,167
2028	9,282
2029	—
Thereafter	—
Total lease payments	1,057,601
Less: imputed interest	59,612
Less: prepayments	327,962
Present value of lease liabilities	$670,027

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of December 31, 2024 (Unaudited)	As of March 31, 2024
Land	$2,200,334	$2,200,334
Property and buildings (1)	19,994,224	10,540,962
Equipment and machinery	13,007,898	12,529,813
Office and electric equipment	1,319,493	1,086,203
Automobiles	1,333,731	1,333,823
Leasehold improvements	4,467,717	4,380,202
Subtotal	42,323,397	32,071,337
Construction in progress (2)	660,463	9,550,778
Less: Accumulated depreciation and amortization	(18,589,690)	(16,624,019)
Property, plant, and equipment, net	$24,394,170	$24,998,096

(1)	In April 2022, the Company commenced a construction project to build a dormitory for employees. The construction is built on a land of 4,516 square meters (approximately 48,608 square feet) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2020. Through December 31, 2024, the Company had spent approximately JOD 6.7 million (approximately $9.5 million) for the dormitory construction. The dormitory was fully completed and put in service in second quarter of fiscal 2025 and the construction cost has been transferred from construction in process to property and buildings.

(2)	Dormitory’s kitchen is under construction at an estimated total cost of JOD 650,000 (approximately $920,000), and approximately JOD 252,000 (approximately $356,000) in construction has been spent. The kitchen is expected to be fully completed in the fourth quarter of fiscal year 2025. Dormitory improvement work has cost approximately JOD 216,000 (approximately $304,000).

For the three months ended December 31, 2024 and 2023, depreciation and amortization expenses were $759,939 and $657,531, respectively. For the nine months ended December 31, 2024 and 2023, depreciation and amortization expenses were $1,968,992 and $1,881,853, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of December 31, 2024 and March 31, 2024. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,294,840 shares of common stock outstanding as of December 31, 2024 and March 31, 2024.

NOTE 9 – EQUITY (Continue)

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

Dividends

During the nine months ended December 31, 2024, the Board of Directors declared a cash dividend of $0.05 per share of common stock on November 8, 2024, August 5, 2024, and May 21, 2024, respectively. Three cash dividends of $614,742 each were paid in full on November 29, 2024, August 23, 2024, and June 7, 2024, respectively.

During the fiscal year ended March 31, 2024, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 5, 2024, November 3, 2023, August 4, 2023, and May 23, 2023, respectively. Four cash dividends of $614,742 each were paid in full on February 16, 2024, November 28, 2023, August 23, 2023, and June 9, 2023, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. A total of 57,200 warrants expired in fiscal 2024. As of December 31, 2024, the Company had no outstanding warrants.

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. As of December 31, 2024, the Company had 114,110 shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding on March 31, 2024	150,000	$6.25
Granted	-	-
Exercised	-	-
Expired	-	-
Stock options outstanding on December 31, 2024	150,000	$6.25

All these outstanding options were fully vested and exercisable. As of December 31, 2024, there were 150,000 stock options outstanding. The weighted average remaining life of the options is 4.0 years.

NOTE 10 – STOCK-BASED COMPENSATION (continue)

Restricted Stock Units (“RSUs”)

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. The fair value of these RSUs on February 15, 2023 was $1,937,695, based on the market price of the Company’s common stock as of the date of the grant. As of December 31, 2024, there were $119,078 unrecognized stock-based compensation expenses to be recognized through February 2025 and 405,100 RSUs remained outstanding.

On March 25, 2024, the Board of Directors approved the grant of 915,040 RSUs under the Plan to 35 executive officers and employees of the Company, with a three-year vesting period. The fair value of these RSUs on March 25, 2024 was $2,745,120, based on the market price of the Company’s common stock as of the date of the grant. As of December 31, 2024, there were $2,038,158 unrecognized stock-based compensation expenses to be recognized through March 2027 and 915,040 RSUs remained outstanding.

RSUs activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding on March 31, 2024	1,320,140	$3.07
Granted	-	-
Vested	-	-
Forfeited	-	-
RSUs outstanding on December 31, 2024	1,320,140	$3.07

Total expenses related to the RSUs issued were $474,088 and $243,448 for the three months ended December 31, 2024 and 2023, respectively. Total expenses related to the RSUs issued were $1,417,111 and $727,698 for the nine months ended December 31, 2024 and 2023, respectively.

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

Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $225,000 for the three and nine months ended December 31, 2024 and 2023, respectively.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $225,000 for the three and nine months ended December 31, 2024 and 2023, respectively.

NOTE 12 – CREDIT FACILITIES

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. In March 2024, the Company joined a supply chain financing program with one additional customer. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is revised based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses on the consolidated statements of operation and comprehensive income (loss). For the three months ended December 31, 2024 and 2023, the early payment charge was $281,256 and $222,219 respectively. For the nine months ended December 31, 2024 and 2023, the early payment charge was $1,159,307 and $919,165, respectively.

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

As of December 31, 2024 and March 31, 2024, the Company had $4,967,944 and $nil outstanding under the DBSHK facility and the weighted average interest rate was 6.5% and 6.6%, respectively. The DBSHK facility is reviewed annually.

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

For the three months ended December 31, 2024, net income generated by J&B was $25,018 and a net loss suffered by Jerash Newtech was $281, respectively. For the nine months ended December 31, 2024, J&B generated net income of $1,481 and Jerash Newtech suffered a net loss of $1,683. Noncontrolling interest as of December 31, 2024 in J&B and Jerash Newtech was $(660) and $44,901, respectively.

NOTE 14 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended December 31, 2024 and 2023. As of December 31, 2024, 1,470,140 RSUs and stock options were outstanding. For the three and nine months ended December 31, 2024, stock options and RSUs were excluded from the EPS calculation as the result would be anti-dilutive. For the three and nine months ended December 31, 2023, all RSUs and stock options were excluded from the EPS calculation as the result would be anti-dilutive.

	Three Months Ended December 31, (Unaudited)		Nine Months Ended December 31, (Unaudited)
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$(5,806)	$220,713	$(695,734)	$1,082,856

Denominator:
Denominator for basic and diluted earnings per share (adjusted weighted-average shares)	12,294,840	12,294,840	12,294,840	12,294,840
Basic and diluted earnings (loss) per share	$(0.00)	$0.02	$(0.06)	$0.09

NOTE 15 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision-maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operation results by the revenue of the Company’s products. The Company’s major product is outerwear. For the three months ended December 31, 2024 and 2023, outerwear accounted for approximately 91.4% and 88.8% of total revenue, respectively. For the nine months ended December 31, 2024 and 2023, outerwear accounted for approximately 89.9% and 91.1% of total revenue, respectively. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280.

The following table summarizes sales by geographic areas for the three months ended December 31, 2024 and 2023, respectively.

	For the Three Months Ended December 31,
	(Unaudited)
	2024	2023
United States	$31,062,118	$22,415,572
China	1,598,245	559,854
Hong Kong	713,311	2,622,331
Germany	1,059,276	857,420
Jordan	929,623	612,118
Others	22,164	452,826
Total	$35,384,737	$27,520,121

NOTE 15 – SEGMENT REPORTING (continue)

The following table summarizes sales by geographic areas for the nine months ended December 31, 2024 and 2023, respectively.

	For the Nine Months Ended December 31,
	(Unaudited)
	2024	2023
United States	$102,627,718	$84,302,794
China	5,820,957	1,366,283
Hong Kong	1,258,301	5,178,377
Germany	3,001,455	2,147,915
Jordan	2,659,342	1,237,245
Others	1,192,807	1,380,272
Total	$116,560,580	$95,612,886

As of December 31, 2024, 75.0% and 24.4% of long-lived assets were located in Jordan and Hong Kong, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of December 31, 2024, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act imposed tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. Additionally, under the provisions of the Tax Act, for taxable years beginning after December 31, 2017, the foreign earnings of Jerash Garments and its subsidiaries are subject to U.S. taxation at the Jerash Holdings level under the new Global Intangible Low-Taxed Income (“GILTI”) regime. $417,450 of Toll Charge will be paid within one year, which is included in income tax payable - current line item in the consolidated balance sheet as of December 31, 2024.

The Company tax provision or benefit from income taxes for interim periods is determined using an estimate of Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates the estimate of annual effective rate and a cumulative adjustment is made if the estimated tax rate changed. The Company’s consolidated effective tax rate for the three and nine months ended December 31, 2024 was 98.6% and (2,339.6%), respectively, and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments. For the three and nine months ended December 31, 2024, the Company recognized income tax expenses of $449,714 and $667,312 respectively, which included $273,582 of discrete tax expenses primarily resulting from the retroactive reinstatement of the subpart F income that was enacted for the fiscal years ended March 31, 2023 and 2022.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements as of December 31, 2024, and events which occurred subsequent to December 31, 2024 but were not recognized in the unaudited condensed consolidated financial statements. The Company has determined that there were no subsequent events that required recognition, adjustment to, or disclosure in the unaudited condensed consolidated financial statements, except for the following:

On February 5, 2025, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on February 25, 2025 to stockholders of record as of the close of business on February 18, 2025.

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

Results of Operations

Three months ended December 31, 2024 and 2023

The following table summarizes the results of our operations during the three-month periods ended December 31, 2024 and 2023, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2023		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$35,385	100%	$27,520	100%	$7,865	29%
Cost of goods sold	30,002	85%	23,058	84%	6,944	30%
Gross profit	5,383	15%	4,462	16%	921	21%
Selling, general, and administrative expenses	4,201	12%	3,843	14%	358	9%
Stock-based compensation expenses	474	1%	243	1%	231	95%
Other expenses, net	252	1%	105	0%	147	140%
Net income before taxation	$456	1%	$271	1%	$185	68%
Income tax expenses	450	1%	39	0%	411	1,054%
Net income	$6	0%	$232	1%	$(226)	(97)%

Revenue. Revenue increased by approximately $7.9 million, or 29%, to $35.4 million, for the three months ended December 31, 2024, from approximately $27.5 million for the same period in fiscal 2024. The increase was mainly due to an increase in shipments to two of our major customers and another export customer in the U.S., which is one of our major export markets.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended December 31, 2024 and 2023.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2023
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$20,493	58%	$17,383	63%
New Balance	4,700	13%	3,647	13%
SWC (Dynamic)	3,619	10%	330	1%
Hugo Boss	1,059	3%	857	3%
Assets Apparel FZ	788	2%	-	0%
Suzhou Unitex	780	2%	352	1%
Others	3,946	12%	4,951	19%
Total	$35,385	100%	$27,520	100%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2023		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$31,062	88%	$22,416	81%	$8,646	39%
China (including Hong Kong)	2,312	6%	3,182	12%	(870)	(27)%
Germany	1,059	3%	857	3%	202	24%
Jordan	930	3%	612	2%	318	52%
Others	22	0%	453	2%	(431)	(95)%
Total	$35,385	100%	$27,520	100%	$7,865	29%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase of approximately 39% in sales to the U.S. during the three months ended December 31, 2024, was mainly attributable to increases in shipments to two of our major customers and another export customer in the U.S.

During the three months ended December 31, 2024, aggregate sales to China and Hong Kong, Germany, Jordan, and other locations decreased by 15% from $5.1 million to $4.3 million from the same period last year. This decrease was mainly because more production capacity was allocated to U.S. export orders and less local sub-contracting orders were fulfilled in the period.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $6.9 million, or 30%, to approximately $30.0 million, for the three months ended December 31, 2024, from approximately $23.1 million for the same period in fiscal 2024. As a percentage of revenue, the cost of goods sold increased by approximately 1 percentage point, from 84% for the same period in fiscal 2024 to 85% for the three months ended December 31, 2024. The increase in the cost of goods sold as a percentage of revenue was primarily attributable to higher import costs resulted from the geopolitical turmoil in the region.

For the three months ended December 31, 2024, we purchased 14% of our total purchase in garments and raw materials from one major supplier.

For the three months ended December 31, 2023, we purchased 17% and 14% of our total purchase in garments and raw materials from two suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 15% for the three months ended December 31, 2024, which decreased by 1 percentage point from approximately 16% for the same period in fiscal 2024. The decrease in gross profit margin was primarily driven by higher logistic costs for imports arisen from the geopolitical turmoil in the region.

Operating expenses. Operating expenses increased by 14%, or approximately $0.6 million, from approximately $4.1 million for the same period in fiscal 2024, to approximately $4.7 million for the three months ended December 31, 2024. The increase was primarily due to the increase in export logistic costs from the increase of 29% in sales and the increase of $231,000 in stock-based compensation expenses.

Other expenses, net. Other expenses, net were approximately $252,000 for the three months ended December 31, 2024, as compared to other expenses, net of approximately $105,000 for the same period in fiscal 2024. The increase was primarily due to an increase in interest expenses arisen from supply chain financing programs provided by our major customers.

Income tax expenses. Income tax expenses for the three months ended December 31, 2024, were approximately $450,000 compared to income tax expenses of approximately $39,000 for the same period in fiscal 2024. The increase in the income tax expenses was mainly due to a tax provision adjustment of approximately $274,000 in GILTI, primarily resulting from the retroactive reinstatement of the subpart F income that was enacted for the fiscal years ended March 31, 2023 and 2022. The effective tax rate increased to 98.6% for the three months ended December 31, 2024, as compared to 14.2% for the same period in fiscal 2024.

Net income. Net income for the three months ended December 31, 2024, was approximately $6,000 compared to net income of approximately $232,000 for the same period in fiscal 2024. The decrease in net income was mainly attributable to the increase in stock-based compensation expenses, as well as the tax provision adjustment in GILTI offsetting the increase in gross profit.

Nine months ended December 31, 2024 and 2023

The following table summarizes the results of our operations during the nine-month periods ended December 31, 2024 and 2023, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2024		Nine Months Ended December 31, 2023		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$116,561	100%	$95,613	100%	$20,948	22%
Cost of goods sold	99,480	85%	80,211	84%	19,269	24%
Gross profit	17,081	15%	15,402	16%	1,679	11%

Selling, general, and administrative expenses	14,650	13%	12,319	13%	2,331	19%
Stock-based compensation expenses	1,417	1%	727	1%	690	95%
Other expenses, net	1,042	1%	571	0%	471	82%
Net (loss) / income before taxation	$(28)	0%	$1,785	2%	$(1,813)	(102)%
Income tax expense	667	1%	689	1%	(22)	(3)%
Net (loss) / income	$(695)	(1)%	$1,096	1%	$(1,791)	(163)%

Revenue. Revenue increased by approximately $20.9 million, or 22%, to $116.6 million, for the nine months ended December 31, 2024, from approximately $95.6 million for the same period in fiscal 2024. The increase was mainly due to the increase in shipments to one of our major customers in the U.S. and another export customer in the U.S., which is one of our major export markets.

The following table outlines the dollar amount and percentage of total sales to our customers for the nine months ended December 31, 2024 and 2023, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2024		Nine Months Ended December 31, 2023
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$77,659	67%	$64,567	67%
New Balance	12,291	11%	12,327	13%
SWC (Dynamic)	5,049	4%	496	1%
Suzhou Unitex	4,999	4%	352	0%
Hugo Boss	3,001	3%	2,148	2%
G-III	2,107	2%	5,337	6%
Tharanco	1,747	1%	125	0%
Assets Apparel FZ	1,428	1%	-	0%
American Eagle Outfitter	1,406	1%	755	1%
Others	6,874	6%	9,506	10%
Total	$116,561	100%	$95,613	100%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2024		Nine Months Ended December 31, 2023		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$102,628	88%	$84,303	88%	$18,325	22%
China (including Hong Kong)	7,079	6%	6,545	7%	534	8%
Germany	3,001	3%	2,148	2%	853	40%
Jordan	2,659	2%	1,237	1%	1,422	115%
Others	1,194	1%	1,380	2%	(186)	(13)%
Total	$116,561	100%	$95,613	100%	$20,948	22%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S.

The increase of approximately 22% in sales to the U.S. during the nine months ended December 31, 2024, was mainly attributable to more goods being shipped to one of our major customers and another export customer in the U.S.

During the nine months ended December 31, 2024, aggregate sales to China and Hong Kong, Germany, Jordan, and other locations increased by 23% from approximately $11.3 million to $13.9 million from the same period last year due to higher demands of our production capacities from those regions in the nine months period.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $19.3 million, or 24%, to approximately $99.5 million, for the nine months ended December 31, 2024, from approximately $80.2 million for the same period in fiscal 2024. As a percentage of revenue, the cost of goods sold increased by approximately one percentage point to 85% for the nine months ended December 31, 2024 from 84% for the same period in fiscal 2024. The increase in cost of goods sold as a percentage of revenue was primarily attributable to the higher import costs for raw materials and higher labor costs in overtime work resulted from the logistic issues arisen from the geopolitical turmoil in the region.

For the nine months ended December 31, 2024 and 2023, we purchased 12% and 13%, respectively, of our total purchase in garments and raw materials from one major supplier.

Gross profit margin. Gross profit margin was approximately 15% for the nine months ended December 31, 2024, which decreased by one percentage point from 16% for the same period in fiscal 2024. The decrease in gross profit margin was primarily driven by higher logistic costs for import and labor costs in overtime work arisen from the geopolitical turmoil in the region.

Operating expenses. Operating expenses for the nine months ended December 31, 2024 increased by 23%, or approximately $3.0 million, to approximately $16.1 million, compared to the same period in fiscal 2024. The increase was primarily due to higher export logistic costs attributable to more shipments and the geopolitical turmoil in the region, and also an increase of $0.7 million in stock-based compensation expenses.

Other expenses, net. Other expenses, net was approximately $1.0 million for the nine months ended December 31, 2024, as compared to other expenses, net of approximately $571,000 for the same period in fiscal 2024. The increase was primarily due to higher interest expenses from the supply chain financing programs of our customers.

Income tax expenses. Income tax expenses for the nine months ended December 31, 2024 were approximately $667,000 compared to income tax expenses of approximately $689,000 for the same period in fiscal 2024. The decrease in the income tax expenses was mainly due to the reduced operating profit derived from our Jordanian subsidiaries offsetting by the tax provision adjustment of $274,000 in GILTI, primarily resulting from the retroactive reinstatement of the subpart F income that was enacted for the fiscal years ended March 31, 2023 and 2022. The effective tax rate declined to (2,339.6%) for the nine months ended December 31, 2024, as compared to 38.6% for the nine months ended December 31, 2023.

Net (loss)/income. Net loss for the nine months ended December 31, 2024 was approximately $0.7 million compared to net income of approximately $1.1 million for the same period in fiscal 2024. The decrease in net income was mainly attributable to a decrease in profit margin due to higher logistics costs amid the Red Sea turmoil and additional production cost to catch up with customers’ delivery schedules, the higher stock-based compensation expenses during the period in fiscal 2025, as well as the tax provision adjustment in GILTI.

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

As of December 31, 2024, we had cash of approximately $13.2 million and restricted cash of approximately $1.6 million compared to cash of approximately $12.4 million and restricted cash of approximately $1.6 million as of March 31, 2024. The increase in total cash was mainly a result of more sales in the period and a net increase in short-term bank financing.

Our current assets as of December 31, 2024 were approximately $51.1 million and our current liabilities were approximately $16.3 million, which resulted in a ratio of approximately 3.1 to 1. Our current assets as of March 31, 2024 were approximately $50.9 million, and our current liabilities were approximately $14.8 million, which resulted in a current ratio of approximately 3.4 to 1.

The primary drivers in the increase in current assets were the increase in cash from more sales in the period and an increase in short-term bank financing. The primary driver in the increase in current liabilities was an increase in short-term bank financing.

Total equity as of December 31, 2024 was approximately $63.2 million compared to $64.4 million as of March 31, 2024.

We had net working capital of $34.8 million and $36.1 million as of December 31, 2024 and March 31, 2024, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date this Quarterly Report is released.

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

Credit Facilities

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain types of import and export invoice financing up to an aggregate of $5.0 million, subject to certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over HIBOR for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of December 31, 2024 and March 31, 2024, we had $5.0 million and $nil outstanding under this DBSHK facility, respectively.

Nine months ended December 31, 2024 and 2023

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine months ended December 31,
	2024	2023
Net cash (used in) provided by operating activities	$(581)	$7,867
Net cash used in investing activities	(1,672)	(4,264)
Net cash provided by (used in) financing activities	3,124	(1,813)
Effect of exchange rate changes on cash and restricted cash	(125)	24
Net increase in cash and restricted cash	746	1,814
Cash and restricted cash, beginning of nine-month period	14,037	19,412
Cash and restricted cash, end of nine-month period	$14,783	$21,226

Operating Activities

Net cash used in operating activities was approximately $581,000 for the nine months ended December 31, 2024, compared to cash provided by operating activities of approximately $7.9 million for the same period in fiscal 2024. For the nine months ended December 31, 2024, the decrease in net cash provided by operating activities was primarily attributable to the forecasted increased shipments in the subsequent quarters, summarized with the following factors:

●	a decrease in inventory of $8.1 million in the nine months ended December 31, 2024, compared to a decrease of $16.7 million in the same period in fiscal 2024, resulting from the increased shipments in fiscal 2025;

●	an increase in accounts receivable of $1.8 million in the nine months ended December 31, 2024, compared to an increase of $6.0 million in the same period in fiscal 2024, resulting from the increased shipments in December 2024 as compared with December 2023;

●	an increase in advance to suppliers of $4.8 million, compared to an increase of $1.1 million in the same period in fiscal 2024, resulting from more raw materials required for more shipments forecasted during the fourth quarter of fiscal 2025 and the first quarter of fiscal 2026, compared with the same time of previous year;

●	a decrease in accounts payable of $2.5 million in the nine months ended December 31, 2024, compared to a decrease of $3.4 million in the same period in fiscal 2024; and

●	a net loss of $0.7 million in the nine months ended December 31, 2024, comparing to net income of $1.1 million in the same period in fiscal 2024.

For the nine months ended December 31, 2023, the cash provided by operating activities was primarily attributable to a decrease of $16.7 million in inventory, offsetting an increase of $6.0 million in accounts receivable and a decrease of $3.4 million in accounts payable.

Investing Activities

Net cash used in investing activities was approximately $1.7 million for the nine months ended December 31, 2024, compared to approximately $4.3 million in the same period in fiscal 2024. The net cash used in investing activities during the nine months ended December 31, 2024 was mainly for investment in property, plant, and machinery and construction of a dormitory. The net cash used in investing activities in the nine months ended December 31, 2023 was mainly used in investment in property, plant, and machinery including the ongoing construction of a dormitory and factory expansion.

Financing Activities

Net cash provided by financing activities was approximately $3.1 million for the nine months ended December 31, 2024, which was the net effect of proceeds from the DBSHK facility of approximately $5.0 million and the payments of $1.8 million of dividend. Net cash used in financing activities was approximately $1.8 million for the nine months ended December 31, 2023, which was dividend payments in the period.

Statutory Reserves

In accordance with the corporate law in Jordan, subsidiaries of Jerash Holdings in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $0.4 million and $0.4 million as of December 31, 2024 and 2023, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2024 and 2023.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of December 31,
	2024	2023
Statutory Reserves	$414	$411
Total Restricted Net Assets	$414	$411
Consolidated Net Assets	$63,183	$68,239
Restricted Net Assets as Percentage of Consolidated Net Assets	0.66%	0.60%

Total restricted net assets accounted for approximately 0.66% of our consolidated net assets as of December 31, 2024. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $1.7 million and $4.3 million for the nine months ended December 31, 2024 and 2023, for plant and machinery and the construction of a dormitory in both periods. For the nine months ended December 31, 2024, payments for additional plant and machinery and the construction of a dormitory amounted to approximately $1.1 million and $0.6 million respectively. For the nine months ended December 31, 2023, payments for additional plant and machinery, and construction of a dormitory and factory expansion, amounted to approximately $1.1 million and $3.2 million, respectively.

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately three acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employees with aggregate purchase price JOD 863,800 (approximately $1,218,303). Management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. We are conducting engineering design and study on this project with the business growth potential brought about by the new business collaboration with Busana Apparel Group. On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with aggregate purchase price JOD 313,501 (approximately $442,162). The dormitory was completed in second quarter of fiscal 2025. We have spent approximately $10.1 million in capital expenditures to build the dormitory. The dormitory’s kitchen is under construction at an estimated cost of approximately $0.9 million.

We project that there will be an aggregate of approximately $2.2 million and $8.8 million of capital expenditures in the fiscal years ending March 31, 2025 and 2026, respectively, for further enhancement of production capacity to meet future sales growth. The realization of these investments depends on the progress of our business development, including expanding our client base and securing increased commitments from existing customers. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of December 31, 2024, concluded that our disclosure controls and procedures were ineffective as of that date based on reasons set forth below.

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

Remedial actions have then been implemented to address some of the issues. However, in the assessment in fiscal 2025, the management still concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to certain material control weaknesses particularly that we failed to maintain effective controls over period-end financial reporting related to income taxes and the reconciliation of account level balances that resulted in errors.

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

Changes in Internal Control Over Financial Reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 11, 2025	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)