Form 10-K
period 2025-03-31
Jerash Holdings (US), Inc.
filed 2025-06-26
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the September 30, 2024 closing price reported by Nasdaq, was approximately $21.3 million. Shares of voting stock held by executive officers, directors, holders owning more than 10% of the outstanding voting stock, and stockholders affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding on June 24, 2025 was 12,699,940.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2025 Proxy Statement (as defined below) are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

PART I

Item 1. Business.

Overview

Jerash Holdings (US), Inc. (“Jerash Holdings”), through its wholly owned operating subsidiaries (together, the “Group,” “we,” “us,” or “our”), is principally engaged in the manufacturing and exporting of customized, ready-made sportswear and outerwear from knitted fabric produced in its facilities in the Hashemite Kingdom of Jordan (“Jordan”). Our website address is http://www.jerashholdings.com. Information available on our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

We are a manufacturer for several well-known brands and retailers, such as VF Corporation (which owns brands such as The North Face, Timberland, and Vans), New Balance, G-III (which licenses brands such as Calvin Klein, Tommy Hilfiger, DKNY, and Guess), Hugo Boss, American Eagle, and Skechers. Our production facilities include six factories and four warehouses and we currently employ approximately 6,000 people. The total annual capacity at our facilities was approximately 24 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets) as of March 31, 2025.

Organizational Structure

Jerash Holdings is a holding company incorporated in Delaware in January 2016. As of the date of this annual report, Jerash Holdings has the following wholly owned subsidiaries: (i) Jerash Garments and Fashions Manufacturing Co., Ltd. (“Jerash Garments”), an entity formed under the laws of Jordan, (ii) Treasure Success International Limited (“Treasure Success”), an entity formed under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”), (iii) Chinese Garments and Fashions Manufacturing Co., Ltd. (“Chinese Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (iv) Jerash for Industrial Embroidery Co., Ltd. (“Jerash Embroidery”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (v) Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (vi) Mustafa and Kamal Ashraf Trading Company (Jordan) for the Manufacture of Ready-Make Clothes LLC (“MK Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments; (vii) Jiangmen Treasure Success Business Consultancy Co., Ltd. (“Jiangmen Treasure Success”), an entity incorporated under the laws of the People’s Republic of China (“China” or the “PRC”) and a wholly owned subsidiary of Treasure Success, (viii) Jerash The First Medical Supplies Manufacturing Company Limited (“Jerash The First”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (ix) Jerash Supplies, LLC (“Jerash Supplies”), an entity formed under the laws of the State of Delaware, (x) Kawkab Venus Dowalyah Lisenaet Albesah (“Kawkab Venus”), a limited liability company established in Amman, Jordan, and (xi) Ever Winland Limited (“Ever Winland”), a limited liability company organized in Hong Kong. As of the date of this annual report, Treasure Success owns 51% of the equity interests in J&B International Limited (“J&B”), a company with limited liability incorporated under the laws of Hong Kong. P. T. Eratex (Hong Kong) Limited (“Eratex”), a company formed in Hong Kong, owns the remaining 49%. To date, Treasure Success also owns 51% of the equity interests in Jerash Newtech (Hong Kong) Holdings Limited (“Jerash Newtech”), a company incorporated under the laws of Hong Kong with limited liability, and Newtech Textile (HK) Limited, a company incorporated in Hong Kong (“Newtech”), owns the remaining 49%.

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

Jerash The First was established in Jordan on July 6, 2020 and operate out of our factory in Al-Hasa County. Jerash The First’s principal activities are to manufacture and trade personal protective equipment (“PPE”) products.

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

Products

As a garment manufacturing group, we specialize in manufacturing sportswear and outerwear. Our sportswear and outerwear product offering consists of jackets, polo shirts, t-shirts, pants, and shorts. During fiscal 2025, our primary product offering was crew neck shirts, which accounted for approximately 37% of our total shipped pieces. Our primary product offering in the fiscal year ended March 31, 2024 was shorts, pants, and vests, which accounted for approximately 37% of our total shipped pieces.

Manufacturing and Production

Our production facilities are located in Al Tajamouat Industrial City and in Al-Hasa County in the Tafilah Governorate of Jordan.

Our production facilities in Al Tajamouat Industrial City comprise five factories and four warehouses. Effective as of January 1, 2019, the government of the Hashemite Kingdom of Jordan converted Al Tajamouat Industrial City into a Development Zone. Following this change, we continued to operate under benefits similar to the Qualifying Industrial Zone designation, but were subject to a 10% corporate income tax plus a 1% social contribution. Starting from January 1, 2020, the corporate income tax rate increased to 14% plus a 1% social contribution. On January 1, 2021, the corporate income tax rate increased to 16% plus a 1% social contribution. On January 1, 2022, the corporate income tax rate increased to 18% or 20% plus a 1% social contribution. On January 1, 2023, the corporate income tax rate increased to 19% or 20% plus a 1% social contribution. Effective January 1, 2024, we have been subject to a 20% corporate income tax rate plus a 1% social contribution. Currently, the first factory, which we own, employs approximately 1,500 people. Its primary functions are to house our management offices, as well as production lines, trims warehouse, and printing, sewing, ironing, and packaging units. The second factory, which we lease, employs approximately 1,650 people. Its primary function is to house our administrative and human resources personnel, merchandising and accounting departments, embroidery, printing, additional production lines, trims and finished products warehouses, and sewing, ironing, packing and quality control units. The third factory, which we lease, employs approximately 200 people. Its primary functions are to perform the cutting for our products. The fourth factory (under Paramount), which we lease, currently employs approximately 1,300 people. Its primary functions are to house additional production lines. The fifth factory (under MK Garments) currently employs approximately 650 people. Its primary function is to manufacture garments for orders from customers.

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

In April 2021, we commenced construction on a 195,000-square-foot housing facility for our multi-national workforce, situated on a 49,000-square-foot site owned by us, in Al Tajamouat Industrial City. In fiscal 2025, the construction completed and our workers have moved in. To meet increasing demand, we are also finalizing plans to construct an additional project on a nearby 133,000-square-foot parcel that we purchased in 2019 for $1.2 million. Two-thirds of the land will be used for our seventh factory and the remaining one-third will be used for housing. As of the date of this annual report, we are working with engineering consultants on the architectural design of the building, taking into account the potential business growth bought about by the new business collaboration with Busana Apparel Group. We will carefully plan the construction investment to meet the progress of business developments.

Total annual capacity at our existing facilities was approximately 24 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets) as of March 31, 2025. Our production flow begins in the cutting department of our factory. Then the product is sent to the embroidery department for embroidery if applicable. From there, the product moves to be processed by the sewing unit, finishing department, quality control, and finally the ironing and packing units.

We do not have long-term supply contracts or arrangements with our suppliers. Most of our ultimate suppliers for raw materials, such as fabric, zippers, and labels, are designated by customers and we purchase such materials on a purchase order basis.

Employees

As of March 31, 2025, we had an aggregate of approximately 6,000 employees located in Jordan, Hong Kong, China, and the United States of America, all of which are full-time employees.

Customers

The following table outlines the dollar amount and percentage of total sales to our customers for the fiscal years ended March 31, 2025 (“fiscal 2025”) and March 31, 2024 (“fiscal 2024”).

	Fiscal 2025		Fiscal 2024
	Sales		Sales
	(USD, in thousands)%		(USD, in thousands)%

VF Corporation(1)	$94,151	64.6%	$78,912	67.3%
New Balance	17,872	12.2%	13,931	11.9%
Suzhou Unitex	5,696	3.9%	916	0.8%
SWC Inc.	5,049	3.5%	671	0.6%
Tharanco	4,673	3.2%	244	0.2%
Hugo Boss	4,018	2.8%	2,920	2.5%
G-III	2,352	1.6%	5,773	4.9%
Others	12,001	8.2%	13,820	11.8%
Total	$145,812	100.0%	$117,187	100.0%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

In fiscal 2025 and 2024, we depended on a few key customers for our sales, and a large portion of our sales in fiscal 2025 and 2024 were to one customer, VF Corporation.

We started producing garments for VF Corporation in 2012. A large portion of the products we manufacture are sold under The North Face, Timberland, and Vans brands which are owned by VF Corporation. Currently, we manufacture primarily outerwear for The North Face. Approximately 65% and 67% of our sales in fiscal 2025 and 2024 were derived from the sale of manufactured products to VF Corporation, respectively. We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes that we and our customers have agreed upon for their purchase of the relevant manufactured garments. It is through the sample development and approval processes that we and VF Corporation and our other customers agree on the purchase and manufacture of the garments. For fiscal 2025, VF Corporation issued approximately 14,700 purchase orders to us in amounts ranging from approximately $6 to $929,000. For fiscal 2024, VF Corporation issued approximately 3,400 purchase orders to us in amounts ranging from approximately $7 to $268,000.

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

Competition with other manufacturers in the clothing industry focuses on reducing production costs, reducing supply lead time, design, product quality, and efficiency of supply to the customer. Since production costs depend to a large extent on labor costs, in recent years most production in the industry has been moved to countries where labor costs are low. Some of our competitors have lower cost bases, longer operating histories, larger customer bases, and other advantages over us which allow them to compete with us. As described in more detail under “—Conditions in Jordan—Trade Agreements” below, we were able to sell our products manufactured at our facilities in Jordan to the United States free from customs duties and import quotas under certain conditions prior to April 5, 2025. These favorable terms enabled us to remain competitive on the basis of price. Effective from April 5, 2025, the U.S. imposed a baseline tariff of 10% on imports from almost all countries, including Jordan. Then, effective from April 9, 2025, it had announced “reciprocal” tariffs of imports from specified countries, amongst them Jordan with a prevailing rate of then 20%. These “reciprocal” tariffs are postponed for 90 days, whilst the 10% baseline tariff persists. Up to the date of this annual report, the 90 days postponement of the “reciprocal” tariff has not expired.

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

From time to time, Jordan has experienced instances of civil unrest, terrorism, and hostilities among neighboring countries, including Syria and Israel. A peace agreement between Israel and Jordan was signed in 1994. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Jordanian economy and our operations by disrupting operations and communications and making travel within Jordan more difficult and less desirable. Political or social tensions also could create a greater perception that investments in companies with Jordanian operations involve a high degree of risk, which could adversely affect the market and price for our common stock. Furthermore, the escalation of conflicts such as Russia-Ukraine, Israel-Hamas, and Israel-Iran, as well as Houthi rebel attacks on commercial vessels in the Red Sea, may increase geopolitical tensions globally. These political or social tensions could disrupt international trade, industrial supply chains, and transportation, leading to market price volatility, and may adversely affect our business, increase operational costs, and limit our ability to secure foreign financing for our operations and capital expenditures. See “Item 1A. Risk Factors—Risks Related to Operations in Jordan—Our operations in Jordan may be adversely affected by social and political uncertainties or change, military actions, health-related risks, acts of terrorism or other geopolitical instability.”

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

Trade Agreements

Because of the Association Agreement between the EU and Jordan, which came into force in May 2002, we are able to sell our products manufactured at our facilities in Jordan to EU countries free from customs duties.

Because of the United States-Jordan Free Trade Agreement, which came into force on December 17, 2001, and was implemented fully on January 1, 2010, we were able to sell our products manufactured at our facilities in Jordan to the U.S. free from customs duties and import quotas under certain conditions prior to April 5, 2025.

Effective from April 5, 2025, the U.S. imposed a baseline tariff of 10% on imports from almost all countries, including Jordan. Then, effective from April 9, 2025, it had announced “reciprocal” tariffs of imports from specified countries, amongst them Jordan with a prevailing rate of then 20%. These “reciprocal” tariffs are postponed for 90 days, whilst the 10% baseline tariff persists. Up to the date of this annual report, the 90 day postponement of the “reciprocal” tariff has not expired.

Income/Sales Tax Incentives

Effective January 1, 2019, Jordan’s government converted the geographical area where Jerash Garments and its subsidiaries are located from a Free Zone to a Development Zone. Development Zones are industrial parks that house manufacturing operations in Jordan. In accordance with applicable law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 19% or 20% plus a 1% social contribution between January 1, 2023 to December 31, 2023. Effective January 1, 2024, the income tax rate increased to 20%, plus a 1% social contribution. For more information, see “Note 2—Summary of Significant Accounting Policies—Income and Sales Taxes.”

In addition, Jerash Garments and its subsidiaries are subject to local sales tax of 16% on purchases. However, Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption was extended to February 5, 2026.

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

Risks Related to Our Business and Our Industry

We rely on one key customer for a large portion of our revenue. We cannot assure you that this customer or any other customer will continue to buy our products in the same volumes or on the same terms.

Our sales to VF Corporation (which owns brands such as The North Face, Timberland, and Vans), directly and indirectly, accounted for approximately 65% and 67% of our total sales in fiscal 2025 and 2024, respectively. From an accounting perspective, we are considered the principal in our arrangement with VF Corporation. We bear the inventory risk before the specified goods are transferred to a customer, and we have the right to determine the price and to change our product during the sample development process with customers in which we determine factors including material usage and manufacturing costs before confirming orders. Therefore, we present the sales and related manufacturing activities on a gross basis.

We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes. It is through these sample development and approval processes that we and VF Corporation agree on the purchase and manufacture of the garments in question. In fiscal 2024, VF Corporation issued approximately 3,400 purchase orders to us in amounts ranging from approximately $7 to $268,000. In fiscal 2025, VF Corporation issued approximately 14,700 purchase orders to us in amounts ranging from approximately $6 to $929,000.

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

As of March 31, 2025, we had cash of approximately $13.3 million and restricted cash of approximately $1.7 million. There can be no assurance that our available cash, together with resources from our operations, will be sufficient to fund our operations and capital expenditures. In addition, our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

Pursuant to the DBS Bank (Hong Kong) Limited (“DBSHK”) facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import and export invoice financing up to an aggregate of $5.0 million, with certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for Hong Kong dollar (“HKD”) bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022.

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

A significant portion of our revenue is received during the first six months of our fiscal year, or from April through September. A majority of our VF Corporation orders are derived from winter season fashions, the sales of which occur in the spring and summer and are merchandized by VF Corporation during the autumn months (September through November). As such, the second half of our fiscal year traditionally reflect lower sales in anticipation of the spring and summer seasons. In addition, due to the nature of our relationships with customers and our use of purchase orders to conduct our business, our revenue may vary from period to period.

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

We have entered into joint ventures with third parties, and we may continue to do so in the future. This may subject us to various risks, including limited decision-making authority, reliance on our joint venture partners’ financial condition, the risk of disputes with our joint venture partners, and the risk of failing to achieve profitability through such business.

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

Exchange rate fluctuations between the U.S. dollar and Jordanian Dinar (“JOD”), Hong Kong dollar, or Chinese Yuan (“CNY”), as well as inflation in Jordan, Hong Kong, or the PRC, may negatively affect our earnings. A substantial majority of our revenue and a substantial portion of our expenses are denominated in U.S. dollars. However, a significant portion of the expenses associated with our Jordanian, Hong Kong, or PRC operations, including personnel and facilities-related expenses, are incurred in JOD, HKD, or CNY, respectively. Consequently, inflation in Jordan, Hong Kong, or the PRC will have the effect of increasing the dollar cost of our operations in Jordan, Hong Kong, or the PRC, respectively, unless it is offset on a timely basis by a devaluation of JOD, HKD, or CNY, as applicable, relative to the U.S. dollar. We cannot predict any future trends in the rate of inflation in Jordan, Hong Kong, or the PRC or the rate of devaluation of JOD, HKD, or CNY, as applicable, against the U.S. dollar. In addition, we are exposed to the risk of fluctuation in the value of JOD, HKD, CNY vis-a-vis the U.S. dollar. There can be no assurance that JOD or HKD will remain effectively pegged to the U.S. dollar. Any significant appreciation of JOD, HKD, or CNY against the U.S. dollar would cause an increase in our JOD, HKD, or CNY expenses, as applicable, as recorded in our U.S. dollar denominated financial reports, even though the expenses denominated in JOD, HKD, or CNY, as applicable, will remain unchanged. In addition, exchange rate fluctuations in currency exchange rates in countries other than Jordan where we operate and do business may also negatively affect our earnings.

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

Because of the Association Agreement between the EU and Jordan, we are able to sell our products manufactured at our facilities in Jordan to EU countries free from customs duties. If there is a change in such benefits or if such agreement were terminated, our profitability may be reduced.

Because of the United States-Jordan Free Trade Agreement, we were able to sell our products manufactured at our facilities in Jordan to the U.S. free from customs duties and import quotas under certain conditions prior to April 2025.

Effective from April 5, 2025, the U.S. imposed a baseline tariff of 10% on imports from almost all countries, including Jordan. Then, effective from April 9, 2025, it had announced “reciprocal” tariffs of imports from specified countries, amongst them Jordan with a prevailing rate of then 20%. These “reciprocal” tariffs are postponed for 90 days, whilst the 10% baseline tariff persists. Up to the date of this annual report, the 90 days postponement of the “reciprocal” tariff has not expired.

It remains unclear what specifically President Trump would or would not do with respect to trade agreements, tariffs, and duties relating to products manufactured in Jordan during his current term. If President Trump takes action or publicly speaks out about the need to terminate or re-negotiate existing free trade agreements on which we rely, or in favor of restricting free trade or increasing tariffs and duties applicable to our products, such actions may adversely affect our sales and have a material adverse impact on our business, results of operations, and cash flows.

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

Furthermore, global markets have recently experienced volatility and disruption following the escalation of geopolitical tensions, including the military conflict between Russia and Ukraine and the conflict in the Middle East. Specifically, Russian military forces initiated a full-scale invasion of Ukraine on February 24, 2022, leading to sustained conflict and disruption. See “—Risk Factors Relating to our Securities—We are currently operating in a period of economic uncertainty and capital market disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine and the confrontations in the Middle East, including conflicts between Israel and Hamas, and between Iran and Israel. Our business, financial condition, and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.” Additionally, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets, leading to a declaration of war by Israel. Subsequently, there have been disruptions in the region. The intensity and duration of the current Israel-Hamas war and the larger regional conflict are difficult to predict, as are the economic implications on our business and operations, the global supply chain, and global geopolitical stability.

Since November 2023, Yemen’s Iran-backed Houthi Rebels have intensified attacks on commercial vessels in the Red Sea, targeting ships from over 40 nations, including Jordan. The Red Sea turmoil has led to higher logistic costs for us to import raw material. Furthermore, we have incurred extra production costs to adhere to customers’ delivery schedules and mitigate the impact of delayed arrivals of raw materials caused by the aforementioned logistic disruption. If these attacks continue or escalate, we may be forced to reroute shipments around the Cape of Good Hope, which will result in higher shipping costs and delays. Additionally, these disruptions could lead to increased shipping insurance premiums and elevated global fuel prices, which will further drive up our transportation expenses.

Since June 2025, the conflict between Israel and Iran has escalated. These direct military engagements, proxy activities, and broader regional tensions could have significant adverse effects on Jordan’s political and economic environment, and consequently, on our business operations. Further intensification of the conflict could result in regional economic instability, potentially disrupting trade routes, supply chains, and cross-border commerce. Heightened military activity could also create security risks for our facilities, employees, and customers, potentially leading to business interruptions, increased operating costs, or damage to physical assets. In response to regional threats, the government of Jordan may implement new regulations, restrictions, or emergency measures, which could affect our ability to conduct business as usual.

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

We may issue additional securities in the future. Pursuant to our amended and restated 2018 Stock Incentive Plan, we may issue up to 1,784,250 shares of common stock to certain members of our management and key employees. As of the date of this annual report, 117,710 shares of common stock remain available for issuance under our amended and restated 2018 Stock Incentive Plan.

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

In connection with the preparation and external audit of our consolidated financial statements for the fiscal year ended March 31, 2024, we identified certain material weaknesses in our internal control over financial reporting and have formulated plans for remedial measures. Although some remedial measures have been implemented, our management concluded that our internal control over financial reporting was still ineffective as of March 31, 2025 as some of the material weaknesses around the information technology environment have not been sufficiently remediated. See “Item 9A. Controls and Procedures.”

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

We are currently operating in a period of economic uncertainty and capital market disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions, including the ongoing confrontations in the Middle East, such as the conflicts between Iran and Israel and between Israel and Hamas.

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

See also “—Risks Related to Operations in Jordan—Our operations in Jordan may be adversely affected by social and political uncertainties or change, military actions, health-related risks, acts of terrorism, or other geopolitical instability.”

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

Annual risk assessments and penetration testing are primarily performed by our internal staff, and we have not engaged any third parties in connection with such processes except that we have an external Management Information Systems consultant, or MIS consultant, who provides advice to our CEO in the review of test results. We believe these tests are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. The results of these tests are presented annually to the CEO, with support provided by our external MIS consultant, for review to ensure compliance with cybersecurity standards.

During the fiscal year ended March 31, 2025, we have not identified any risks from cybersecurity threats that have materially affected our business operations or financial conditions.

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

Treasure Success owns an office space in Hong Kong through acquisition of Ever Winland on August 29, 2022. See “—Item 1. Business—Organizational Structure.”

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

On January 1, 2021, Jiangmen Treasure Success entered a factory lease agreement with an independent third party. The lease has a five-year term with monthly rent amount of CNY50,245 (approximately $6,900) for the first year, CNY60,270 (approximately $8,400) for the second year, and 5% further annual increments starting from the third year.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded and quoted on the Nasdaq Capital Market under the symbol “JRSH” since May 4, 2018. Before that, our stock was not traded on any stock exchange. As of June 24, 2025, there were 12,699,940 shares of common stock issued and outstanding held by approximately 41 stockholders of record.

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

In the fourth quarter of the fiscal year ended March 31, 2025, the Company has not made any repurchases of its outstanding shares of common stock.

During the fiscal years ended March 31, 2025 and 2024, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2025 and 2024, and current reports on Form 8-K.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report.

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

Results of Operations

The following table presents certain information from our consolidated statements of operations and comprehensive loss for the fiscal years ended March 31, 2025 and 2024 and should be read, along with all of the information in this management’s discussion and analysis, in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended March 31,
	2025		2024
		As % of		As % of	Year over Year
Statement of Income Data:	Amount	Sales	Amount	Sales	Amount	%
Revenue	$145,812	100%	$117,187	100%	$28,625	24%
Cost of goods sold	123,493	85%	100,285	86%	23,208	23%
Gross profit	22,319	15%	16,902	14%	5,417	32%
Selling, general, and administrative expenses	20,872	14%	17,567	15%	3,305	19%
Other expenses, net	1,296	1%	705	0%	591	84%
Net income (loss) before taxation	$151	0%	$(1,370)	(1)%	$1,521	(111)%
Income tax expense	991	1%	672	1%	319	47%
Net loss	$(840)	(1)%	$(2,042)	(2)%	$1,202	(59)%

Revenue. Our revenue was $145.8 million for fiscal 2025, compared to $117.2 million for fiscal 2024, an increase of $28.6 million, or 24%, primarily due to increases in shipments to two of our major customers in the U.S., which is our main export market.

The following table outlines the dollar amount and percentage of total sales to our customers for the fiscal years ended March 31, 2025 and 2024, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal 2025		Fiscal 2024
	Sales		Sales
	(Amount)%		(Amount)%

VF Corporation(1)	$94,151	64.6%	$78,912	67.3%
New Balance	17,872	12.2%	13,931	11.9%
Suzhou Unitex	5,696	3.9%	916	0.8%
SWC Inc.	5,049	3.5%	671	0.6%
Tharanco	4,673	3.2%	244	0.2%
Hugo Boss	4,018	2.8%	2,920	2.5%
G-III	2,352	1.6%	5,773	4.9%
Others	12,001	8.2%	13,820	11.8%
Total	$145,812	100.0%	$117,187	100.0%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended March 31,
	2025		2024		Year over Year
Region	Amount	%	Amount	%	Amount	%
United States	$128,577	88%	$102,520	88%	$26,057	25%
China and Hong Kong	8,941	6%	8,187	7%	754	9%
Germany	4,018	3%	2,920	2%	1,098	38%
Jordan	3,081	2%	2,179	2%	902	41%
Others	1,195	1%	1,381	1%	(186)	(13)%
Total	$145,812	100%	$117,187	100%	$28,625	24%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S. Effective from April 5, 2025, the U.S. imposed a baseline tariff of 10% on imports from almost all countries, including Jordan. Then, effective from April 9, 2025, it had announced “reciprocal” tariffs of imports from specified countries, amongst them Jordan with a prevailing rate of then 20%. These “reciprocal” tariffs are postponed for 90 days, whilst the 10% baseline tariff persists. Up to the date of this annual report, the 90 days postponement of the “reciprocal” tariff has not expired. Impact of the tariff would also be affected by the comparative levels of the tariffs of Jordan and other countries.

The increase of approximately 25% in sales to the U.S. during fiscal 2025 was mainly attributable to increases in shipments to two of our major customers in the U.S. Some shipments deferred to the first quarter of fiscal 2025, from the fourth quarter of fiscal 2024 due to disruptions in the logistic route in the Red Sea turmoil.

During fiscal 2025, aggregate sales to Jordan, China and Hong Kong, Germany, and other locations, such as Mexico and Indonesia, increased by 18% from approximately $14.7 million in fiscal 2024 to $17.2 million. This increase can be attributed to growth in businesses with customers in these countries introduced in the past few years.

Cost of goods sold. Our cost of goods sold experienced an increase of approximately $23.2 million to approximately $123.5 million in fiscal 2025 from approximately $100.3 million in fiscal 2024. As a percentage of revenue, the cost of goods sold decreased by approximately 1 percentage point to 85% in fiscal 2025 from 86% in fiscal 2024. The decrease in the cost of goods sold as a percentage of revenue was primarily attributable to higher production and shipment volume that generated higher margin through economy of scale.

For the fiscal year ended March 31, 2025 and 2024, we purchased approximately 10% of our garments from one major supplier.

Gross profit margin. Our gross profit margin was approximately 15% in fiscal 2025, representing an increase by approximately 1 percentage point from 14% in fiscal 2024. The increase in gross profit margin was primarily influenced by better planning and execution of logistic and production that resulted in higher production and shipment volume that brought down unit cost of production.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased by approximately 19% from approximately $17.6 million in fiscal 2024 to $20.9 million in fiscal 2025. The increase was mainly attributable to higher shipment costs due to higher sales volume and also some air shipping costs for garments in the first quarter of fiscal 2025 due to logistic hiccups in early 2024 and an increase in share-based compensation expenses of $772,000.

Other expenses, net. Other expenses, net were approximately $1.3 million in fiscal 2025, compared to other expenses, net of approximately $0.7 million in fiscal 2024. The increase in other expenses from fiscal 2024 to fiscal 2025 was primarily due to increase in interest expenses from the supply chain financing programs of our major customers, more proceeds from short-term loan from credit facility and higher interest rate in fiscal 2025.

Taxation. Income tax expenses for fiscal 2025 were approximately $1.0 million, compared to income tax expenses of approximately $0.7 million for fiscal 2024. The effective tax rate for fiscal 2025 increased to 656%, compared to -49.1% for fiscal 2024. The increase in the effective tax rate mainly resulted from the increase in operating profit in a Hong Kong subsidiary and $175,290 amendment of federal tax returns for the fiscal years ended March 31, 2022 and March 31, 2023, related to the inclusion of Subpart F income during the fiscal year.

Net loss. Net loss for fiscal 2025 was $0.8 million, compared to net loss of approximately $2.0 million for fiscal 2024. The net loss mainly attributable to higher logistic costs and labor costs incurred in early to mid-2024 arisen from the logistic hiccups in the short period after the Red Sea crisis broke out.

Liquidity and Capital Resources

Jerash Holdings is a holding company incorporated in Delaware. As a holding company, we rely on dividends and other distributions from our Jordanian and Hong Kong subsidiaries to satisfy our liquidity requirements. Current Jordanian regulations permit our Jordanian subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Jordanian accounting standards and regulations. In addition, our Jordanian subsidiaries are required to set aside at least 10% of their respective accumulated profits each year until the reserve is equal to 100% of the entity’s share capital, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends. We have relied on direct payments of expenses by our subsidiaries to meet our obligations to date. To the extent payments are due in U.S. dollars, we have occasionally paid such amounts in JOD to an entity controlled by our management capable of paying such amounts in U.S. dollars. Such transactions have been made at prevailing exchange rates and have resulted in immaterial losses or gains on currency exchange.

As of March 31, 2025, our cash balance was approximately $13.3 million and restricted cash was approximately $1.7 million, compared to cash of approximately $12.4 million and restricted cash of approximately $1.6 million as of March 31, 2024. The increase in total cash during fiscal 2025 was primarily due to the utilization of the supply chain financing programs of our major customers that expedited receivable collections and also the drawdown of $4.5 million of short-term bank financing to support purchases of raw materials for orders to be shipped in fiscal 2026.

Our current assets as of March 31, 2025 were approximately $54.4 million, and our current liabilities were approximately $19.8 million, which resulted in a current ratio of approximately 2.7 to 1. Our current assets as of March 31, 2024 were approximately $50.9 million, and our current liabilities were approximately $14.8 million, which resulted in a current ratio of approximately 3.4:1. For fiscal 2025, the increase in current assets were primarily due to increases in advances to suppliers to support raw material purchases, prepaid expenses, cash, and inventory, which was offset partially by decreases in accounts receivable balance due to the use of customers’ supply chain financing programs.

We had net working capital of $34.6 million and $36.1 million as of March 31, 2025 and 2024, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date of this Annual Report.

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

Credit Facilities

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain types of import and export invoice financing up to an aggregate of $5.0 million, subject to certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over HIBOR for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of March 31, 2025 and 2024, the outstanding balances were $4.5 million and $nil, respectively, under this DBSHK facility. The increase in short-term bank financing was to support purchases of raw materials to support orders to be shipped in fiscal 2026.

Fiscal Years ended March 31, 2025 and 2024

The following table sets forth a summary of our cash flows for the fiscal years ended March 31, 2025 and 2024.

(All amounts in thousands of U.S. dollars)

	For the fiscal years ended March 31,
	2025	2024
Net cash provided by operating activities	$1,365	$2,485
Net cash used in investing activities	(2,370)	(5,143)
Net cash provided by (used in) financing activities	2,053	(2,428)
Effect of exchange rate changes on cash	(21)	(289)
Net increase (decrease) in cash and restricted cash	1,027	(5,375)
Cash and restricted cash, beginning of year	14,037	19,412
Cash and restricted cash, end of year	$15,064	$14,037
Supplemental disclosure information
Cash paid for interest	$1,720	$1,204
Income tax paid	$1,399	$2,253
Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$668	$355
Operating lease right of use assets obtained in exchange for operating lease obligations	$187	$1,059

Operating Activities

Net cash provided by operating activities was approximately $1.4 million in fiscal 2025, compared to net cash provided by operating activities of approximately $2.5 million in fiscal 2024. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

●	a decrease of $2.4 million in accounts receivable during fiscal 2025, compared to an increase of $3.0 million during fiscal 2024;

●	an increase of $0.5 million in inventory during fiscal 2025, compared to a decrease of $5.4 million during fiscal 2024;

●	an increase of $3.6 million in advances to suppliers during fiscal 2025, compared to an increase of $1.6 million during fiscal 2024;

●	A decrease of $0.5 million of deferred revenue during fiscal 2025, compared to an increase of $0.9 million during fiscal 2024;

●	a net loss of $0.8 million during fiscal 2025, compared to a net loss of $2.0 million during fiscal 2024; and

Investing Activities

Net cash used in investing activities was approximately $2.4 million and $5.1 million for fiscal 2025 and 2024, respectively. The decrease in net cash used in fiscal year 2025 compared to 2024 was primarily due to the capital expenditures for the dormitory construction of $3.6 million and $1.1 million in fiscal 2024 and fiscal 2025, respectively. There was a slight decrease in capital expenditures in property, plant, and equipment for expansions in fiscal 2025.

Financing Activities

Cash provided by financing activities was $2.1 million in fiscal 2025, which was primarily related to the net draw down of short-term bank financing of $4.5 million, which was offset by the distribution of dividends of $2.4 million. Net cash used in financing activities was approximately $2.4 million for fiscal 2024, mainly due to dividend payments in the period.

Statutory Reserves

In accordance with the corporate Law in Jordan, Jerash Holdings’ subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $413,821 as of March 31, 2025 and 2024.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of March 31, 2025 and 2024.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of March 31,
	2025	2024
Statutory Reserves	$414	$414
Total Restricted Net Assets	$414	$414
Consolidated Net Assets	$62,869	$64,431
Restricted Net Assets as Percentage of Consolidated Net Assets	0.66%	0.64%

Total restricted net assets accounted for approximately 0.66% of our consolidated net assets as of March 31, 2025. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves with the maximum reserve equal to 100% of the entity’s capital, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $2.4 million and $5.1 million in fiscal 2025 and 2024, respectively. For the fiscal year ended March 31, 2025, our capital expenditures included payments for additional plant and machinery of approximately $1.0 million and payments for construction of properties of approximately $1.1 million. For the fiscal year ended March 31, 2024, payments for additional plant and machinery, and construction of a dormitory and factory expansion, amounted to approximately $1.2 million and $3.6 million, respectively.

On August 7, 2019, we completed a transaction to acquire 12,340 square meters (approximately three acres) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employees with aggregate purchase price JOD863,800 (approximately $1,218,303). Management has revised the plan to construct both dormitory and production facilities on the land in order to capture the increasing demand for our capacity. We are conducting engineering design and study on this project with the business growth prospect of new customers to be introduced in the coming few years. On February 6, 2020, we completed a transaction to acquire 4,516 square meters (approximately 48,608 square feet) of land in Al Tajamouat Industrial City, Jordan, from a third party to construct a dormitory for our employee with aggregate purchase price JOD313,501 (approximately US$442,162). The dormitory and dormitory kitchen were completed in the second quarter and the fourth quarter of fiscal year 2025, respectively. We have spent approximately $10.6 million in capital expenditures to build the dormitory and the dormitory kitchen.

We project that there will be an aggregate of approximately $1.3 million and $7.8 million of capital expenditures in the fiscal years ending March 31, 2026 and 2027, respectively, for further enhancement of production capacity to meet future sales growth. The realization of these investments depends on the progress of our business development, including expanding our client base and securing increased commitments from existing customers. We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We have used cash generated from operations of our subsidiaries to fund our capital commitments in the past and anticipate using such funds to fund capital expenditure commitments in the future.

Off-balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

For Management’s Discussion and Analysis of the fiscal years ended March 31, 2024 and 2023, please see our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on June 28, 2024.

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

JERASH HOLDINGS (US), INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Jerash Holdings (US), Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Jerash Holdings (US), Inc. (the “Company”) as of March 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 3 and 15 to the financial statements, the Company adopted ASU 2023-07, Segment Reporting (Topic 280) as of March 31, 2025. We also have audited the adjustments necessary to restate the segment information for the year ended March 31, 2024, and to reflect the adoption of ASU 2023-07, Segment Reporting (Topic 280) to the segment information for the year ended March 31, 2024, as provided in Note 15. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the financial statements of the Company for the year ended March 31, 2024, other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the financial statements for the year ended March 31, 2024 taken as a whole.

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

Prior Period Financial Statements

The financial statements of the Company as of and for the year ended March 31, 2024, were audited by Marcum LLP, whose report dated June 28, 2024, expressed an unmodified opinion on those statements.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2016 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Costa Mesa, CA
June 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Jerash Holdings (US), Inc.

Opinion on the Financial Statements

We have audited before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Notes 3 and 15 to the consolidated financial statements, the accompanying consolidated balance sheet of Jerash Holdings (US), Inc. (the “Company”) as of March 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the year ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”)  (the FY2024 financial statements before the effects of the adjustments discussed in Notes 3 and 15 to the financial statements are not presented herein). In our opinion, the financial statements, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 3 and 15 to the financial statements, present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 3 and 15 to the financial statements, and accordingly, we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by CBIZ CPAs P.C.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2016 to 2025.

Costa Mesa, CA
June 28, 2024

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	March 31, 2024

ASSETS
Current Assets:
Cash	$13,346,791	$12,428,369
Accounts receivable, net	3,076,074	5,417,513
Inventories	27,704,829	27,241,573
Prepaid expenses and other current assets	3,648,321	2,746,068
Advances to suppliers, net	6,644,194	3,086,137
Total Current Assets	54,420,209	50,919,660

Restricted cash - non-current	1,717,248	1,608,498
Long-term deposits	464,934	802,306
Deferred tax assets, net	-	158,329
Property, plant, and equipment, net	25,023,681	24,998,096
Goodwill	499,282	499,282
Operating lease right of use assets	850,172	1,259,395
Total Assets	$82,975,526	$80,245,566

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$4,512,462	$-
Accounts payable	6,507,308	6,340,237
Accrued expenses	4,342,436	4,175,843
Income tax payable - current	1,305,386	1,647,199
Uncertain tax provision	175,290	-
Other payables	2,149,185	2,234,870
Deferred revenue	487,004	10,200
Operating lease liabilities - current	339,699	370,802
Total Current Liabilities	19,818,770	14,779,151

Deferred tax liabilities, net	120	-
Operating lease liabilities - non-current	287,527	618,302
Income tax payable - non-current	-	417,450
Total Liabilities	20,106,417	15,814,903

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,939,418 and 12,534,318 shares issued; 12,699,940 and 12,294,840 shares outstanding as of March 31, 2025 and 2024, respectively	12,939	12,534
Additional paid-in capital	25,674,835	23,917,094
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	413,821	413,821
Retained earnings	38,396,901	41,704,238
Accumulated other comprehensive loss	(513,122)	(492,319)
Total Jerash Holdings (US), Inc. Stockholders’ Equity	62,816,328	64,386,322

Noncontrolling interest	52,781	44,341
Total Equity	62,869,109	64,430,663

Total Liabilities and Equity	$82,975,526	$80,245,566

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Fiscal Years Ended March 31,
	2025	2024

Revenue, net	$145,812,006	$117,187,340
Cost of goods sold	123,492,561	100,284,991
Gross Profit	22,319,445	16,902,349

Selling, general, and administrative expenses	19,114,456	16,581,256
Stock-based compensation expenses	1,758,146	986,048
Total Operating Expenses	20,872,602	17,567,304

Income (Loss) from Operations	1,446,843	(664,955)

Other (Income) Expenses:
Interest expenses	(1,719,760)	(1,203,596)
Other income, net	424,108	499,120
Total other expenses, net	(1,295,652)	(704,476)

Net profit (loss) before provision for income taxes	151,191	(1,369,431)

Income tax expenses	991,120	672,495

Net loss	(839,929)	(2,041,926)

Net (profit) loss attributable to noncontrolling interest	(8,440)	36,024
Net loss attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$(848,369)	$(2,005,902)

Net loss	$(839,929)	$(2,041,926)
Other Comprehensive Income (Loss):
Foreign currency translation loss	(20,803)	(369,090)
Total Comprehensive Loss	(860,732)	(2,411,016)
Comprehensive (gain) loss attributable to noncontrolling interest	(8,440)	36,024
Comprehensive Loss Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$(869,172)	$(2,374,992)

Loss Per Share Attributable to Common Stockholders:
Basic and diluted	$(0.07)	$(0.16)

Weighted Average Number of Shares
Basic	12,329,021	12,294,840
Diluted	12,329,021	12,294,840

Dividend per share	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE FISCAL YEARS ENDED MARCH 31, 2025 AND 2024

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Loss	interest	Equity
Balance at March 31, 2023	-	$-	12,534,318	$12,534	$22,931,046	$(1,169,046)	$410,847	$46,172,082	$(123,229)	$-	$68,234,234

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	986,048	-	-	-	-	-	986,048
Allocation of J&B shares	-	-	-	-	-	-	-	-	-	31,365	31,365
Allocation of Jerash Newtech shares	-	-	-	-	-	-	-	-	-	49,000	49,000
Net loss	-	-	-	-	-	-	-	(2,005,902)	-	(36,024)	(2,041,926)
Dividend payments	-	-	-	-	-	-	-	(2,458,968)	-	-	(2,458,968)
Statutory reserve	-	-	-	-	-	-	2,974	(2,974)	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	-	-	(369,090)	-	(369,090)
Balance at March 31, 2024	-	-	12,534,318	12,534	23,917,094	(1,169,046)	413,821	41,704,238	(492,319)	44,341	64,430,663

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	1,758,146	-	-	-	-	-	1,758,146
Issuance of common stocks upon vesting of restricted stock units	-	-	405,100	405	(405)	-	-	-	-	-	-
Net (loss) profit	-	-	-	-	-	-	-	(848,369)	-	8,440	(839,929)
Dividend payments	-	-	-	-	-	-	-	(2,458,968)	-	-	(2,458,968)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(20,803)	-	(20,803)
Balance at March 31, 2025	-	$-	12,939,418	$12,939	$25,674,835	$(1,169,046)	$413,821	$38,396,901	$(513,122)	$52,781	$62,869,109

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(839,929)	$(2,041,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,681,709	2,539,736
Stock-based compensation expenses	1,758,146	986,048
Credit loss recovery, net	(17,054)	(187,762)
Amortization of operating lease right-of-use assets	591,961	759,764
Uncertain tax provision	175,290	-

Changes in operating assets:
Accounts receivable	2,358,493	(2,989,214)
Bills receivable	-	87,573
Inventories	(463,257)	5,415,260
Prepaid expenses and other current assets	(902,253)	187,140
Advances to suppliers	(3,558,057)	(1,553,046)
Deferred tax assets	158,329	(4,456)
Changes in operating liabilities:
Accounts payable	167,071	557,667
Accrued expenses	166,593	1,245,310
Other payables	(85,685)	757,627
Deferred revenue	476,804	(918,193)
Operating lease liabilities	(544,616)	(824,043)
Income tax payable	(759,037)	(1,532,944)
Deferred tax liabilities	120	-
Net cash provided by operating activities	1,364,628	2,484,541

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(951,112)	(1,241,226)
Payments for construction of properties	(1,089,484)	(3,600,948)
Payment for long-term deposits	(329,326)	(300,762)
Net cash used in investing activities	(2,369,922)	(5,142,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(2,458,968)	(2,458,968)
Investment of noncontrolling interest	-	31,365
Repayment from short-term loan	(14,103,935)	(7,545,829)
Proceeds from short-term loan	18,616,397	7,545,829
Net cash provided by (used in) financing activities	2,053,494	(2,427,603)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	(21,028)	(288,738)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	1,027,172	(5,374,736)

CASH AND RESTRICTED CASH, BEGINNING OF THE YEAR	14,036,867	19,411,603

CASH AND RESTRICTED CASH, END OF THE YEAR	$15,064,039	$14,036,867

CASH AND RESTRICTED CASH, END OF THE YEAR	$15,064,039	$14,036,867
LESS: NON-CURRENT RESTRICTED CASH	1,717,248	1,608,498
CASH, END OF THE YEAR	$13,346,791	$12,428,369

Supplemental disclosure information:
Cash paid for interest	$1,719,760	$1,203,596
Income tax paid	$1,398,684	$2,253,410

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$667,567	$354,917
Operating lease right of use assets obtained in exchange for operating lease obligations	$186,726	$1,058,820

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

Treasure Success International Limited (“Treasure Success”) was organized on July 5, 2016 in Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”) as a limited liability company for the primary purpose of employing staff from People’s Republic of China (“China”) to support Jerash Garments’ operations and is a wholly owned subsidiary of Jerash Holdings.

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

J&B International Limited (“J&B”) is a joint venture company established in Hong Kong on January 10, 2023. On March 20, 2023, Treasure Success and P. T. Eratex (Hong Kong) Limited entered into a Joint Venture and Shareholders’ Agreement, pursuant to which Treasure Success acquired 51% of the equity interests in J&B on April 11, 2023. The declared capital is 500,000 Hong Kong Dollars (“HKD”) (approximately US$64,000). J&B engages in the garment trading and manufacturing business for orders from customers.

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

Jiangmen Treasure Success Business Consultancy Company Limited (“Jiangmen Treasure Success”) was organized on August 28, 2019 under the laws of China in Jiangmen City of Guangdong Province in China with a total registered capital of HKD15 million (approximately US$1.9 million) to provide support in sales and marketing, sample development, merchandising, procurement, and other areas. Treasure Success owns 100% of the equity interests in Jiangmen Treasure Success.

Jerash Supplies, LLC (“Jerash Supplies”) was formed under the laws of the State of Delaware on November 20, 2020. Jerash Supplies is engaged in the trading of personal protective equipment products and is a wholly owned subsidiary of Jerash Holdings.

The Company is engaged primarily in the manufacturing and exporting of customized, ready-made sportswear and outerwear produced in its facilities in Jordan and sold in the United States, Jordan, and other countries.

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

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity interests in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B and Jerash Newtech through its wholly owned subsidiary, Treasure Success. The Company consolidates J&B and Jerash Newtech and reports noncontrolling interest to reflect the portion of their equity that is not attributable to the Company as the controlling shareholder. As of March 31, 2025 and 2024, noncontrolling interest was $52,781 and $44,341, respectively.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of March 31, 2025 and 2024, the Company had no cash equivalents.

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

Advance to Suppliers, Net

Advance to suppliers consists of balances paid to suppliers for services or materials purchased that have not been provided or received. Advance to suppliers for services and materials is short-term in nature. Advance to suppliers is reviewed periodically to determine whether its carrying value has become impaired. The Company considers the assets to be impaired if the performance of the suppliers becomes doubtful. At each reporting date, the Company generally determines the adequacy of allowance for impairment by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances.

Credit Loss

The Company maintains expected loss methodology that is referred to as the current expected credit loss methodology. The expected credit loss impairment model requires the entity to recognize its estimate of expected credit losses for affected financial assets using an allowance for credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

The Company’s accounts receivable and other receivables which are included in prepaid expenses and other current assets line item in the consolidated balance sheets are within the scope of ASC Topic 326. The Company measures expected credit losses of account receivables and other receivables, on a collective basis when similar risk characteristics exist. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon assessment of various factors, including historical experience, the age of the receivables, creditworthiness of the customers and other debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and other debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments that substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of operations and comprehensive loss.

Construction in Progress

Construction in Progress (“CIP”) is recorded at cost for property, plant, and equipment where the asset is in construction or development. CIP accumulates cost of construction and transaction costs involved in the process of acquiring the materials for construction or development. The Company does not commence depreciating the asset in CIP account because the asset has not yet been placed in service. Once an asset is placed in service, all costs associated with the asset that are recorded in the CIP account are transferred to property, plant, and equipment for the asset.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors which may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the fiscal years ended March 31, 2025 and 2024.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of March 31, 2025 and 2024, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the fiscal years ended March 31, 2025 and 2024.

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

The Company does not have any contract assets since the Company recognizes accounts receivable and revenue for the transfer of promised goods to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment to the accounts receivable from customers is not contingent on a future event. The Company had contract liabilities of $487,004 and $10,200 as of March 31, 2025 and 2024, respectively. As of March 31, 2025, $487,004 deferred revenue was expected to be recognized within fiscal 2026. As of March 31, 2024, $10,200 was received in advance, and $6,923 of such advance was recognized as revenue for the fiscal year ended March 31, 2025.

Segment

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. Chief Operational Decision Makers (“CODM”), including Chief Executive Officer and Chief Financial Officer, are making operating decisions and assessing performance as the source for determining the Company’s reportable segments. CODM reviews operation results on the consolidated revenue, gross profit, selling, general, and administrative expenses, interest expenses, share based payment expense and net profit or loss regularly. In selling, general, and administration expense, CODM reviews staff payroll and other related expenses, inventory export and related costs, depreciation and others major items. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 15—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $2,991,097 and $1,748,317 for the fiscal years ended March 31, 2025 and 2024, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success, Ever Winland, J&B, and Jerash Newtech are registered in Hong Kong and are subject to profit tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 19% plus a 1% social contribution starting from January 1, 2023 to December 31, 2023. Effective January 1, 2024, the income tax rate increased to 20%, plus a 1% social contribution.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income and Sales Taxes (continued)

Jerash Garments and its subsidiaries are subject to a local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period from June 1, 2015 to June 1, 2018, which allowed Jerash Garments to make purchases with no sales tax charge. The exemption has been extended to February 5, 2026.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, any changes in tax rates and the impact on deferred income taxes are recognized in consolidated statements of operations and comprehensive loss in the period when the new rates are enacted. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this annual report, the Company is current on all corporate, federal, and state tax returns. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. There is significant uncertainty in tax position relating to income taxes incurred for the fiscal years ended March 31, 2023 and 2022.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, Ever Winland, J&B, and Jerash Newtech, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as the functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations and comprehensive loss as incurred, and the total amount of transaction gains and losses were immaterial as of the fiscal years ended March 31, 2025 and 2024.

The value of JOD against US$ and other currencies may fluctuate and is affected by, among other things, changes in Jordan’s political and economic conditions. Any significant revaluation of JOD, HKD, and CNY may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this annual report:

	March 31, 2025	March 31, 2024
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7790	US$1=HKD7.8243
	US$1=CNY7.2572	US$1=CNY7.2190
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.7925	US$1=HKD7.8240
	US$1=CNY7.2150	US$1=CNY7.1501

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

Earnings or Loss per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per-share basis of potential common shares (e.g., convertible securities, options, warrants, and restricted stock units) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See “Note 14–Loss per Share”).

Comprehensive Income or Loss

Comprehensive income or loss consists of two components, net income or loss and other comprehensive income or loss. The foreign currency translation gain or loss resulting from translations of the financial statements expressed in JOD or HKD or CNY to US$ is reported in other comprehensive income or loss in the consolidated statements of operations and comprehensive loss.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2025 and 2024 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of March 31, 2025 and 2024, respectively, $4,883,906 and $6,547,090 of the Company’s cash were on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of March 31, 2025 and 2024, respectively, $246,394 and $518,485 of the Company’s cash was on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY0.5 million (equivalent to approximately $69,000) per bank is covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of March 31, 2025 and 2024, respectively, $9,871,227 and $6,682,404 of the Company’s cash were on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of March 31, 2025 and 2024, respectively, $48,274 and $267,954 of the Company’s cash were on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the fiscal years ended March 31, 2025 and 2024, two customers accounted for 65% and 12%, and 67% and 12% of the Company’s total revenue, respectively. As of March 31, 2025, four end-customers accounted for 24%, 23%, 16%, and 11%, respectively, of the Company’s total accounts receivable balance. As of March 31, 2024, four end-customers accounted for 23%, 23%, 10%, and 10%, respectively, of the Company’s total accounts receivable balance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the fiscal years ended March 31, 2025 and 2024, the Company purchased approximately 10% of its total purchase from one major garment supplier. As of March 31, 2025, accounts payable to the Company’s three major suppliers accounted for 24%, 12%, and 11% of the total accounts payable balance, respectively. As of March 31, 2024, accounts payable to the Company’s two major suppliers accounted for 22% and 13% of the total accounts payable balance, respectively.

Risks and Uncertainties

The principal operations of the Company are located in Jordan. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in Jordan, as well as by the general state of the Jordanian economy. The Company’s operations in Jordan are subject to special considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic, and legal environment, foreign currency exchange, and the recent conflicts between Israel and Hamas and between Israel and Iran. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in Jordan. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations including its organization and structure disclosed in Note 1, this may not be indicative of future results.

Since the inception of the turmoil in the Middle East, the Company has been closely monitoring the situation and keeping its customers informed. Production is ongoing as usual, with no changes to customer orders or commitments, and the Company is currently mainly using the port in Aqaba, Jordan for import and export. In order to provide flexibility, the Company has also been using the Port of Jebel Ali in the United Arab Emirates as an alternative route for raw material import since December 2023. However, in the event of any potential impact on the ports, the Company has prepared a contingency plan, approved by its major customers, to temporarily relocate production to alternate regions.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.”. This update requires that at each interim and annual reporting period a report entity to disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions; (2) certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.”. This update clarifies that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements of adopting this guidance.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of	As of
	March 31, 2025	March 31, 2024
Trade accounts receivable	$3,076,074	$5,451,334
Less: allowances for credit loss	-	33,821
Accounts receivable, net	$3,076,074	$5,417,513

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of	As of
	March 31, 2025	March 31, 2024
Raw materials	$13,101,508	$14,664,823
Work-in-progress	2,888,090	3,097,031
Finished goods	11,715,231	9,479,719
Total inventory	$27,704,829	$27,241,573

As of March 31, 2025 and 2024, the Company had $nil inventory valuation reserve as the Company arranged its inventory based on 98.2% and 99.9% with actual orders received, respectively. 1.8% and 0.1% of inventories held on hand were associated with garment sample and personal protective equipment orders, respectively.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of	As of
	March 31, 2025	March 31, 2024
Advance to suppliers	$6,644,194	$3,086,137
Less: allowances for impairment	-	-
Advance to suppliers, net	$6,644,194	$3,086,137

NOTE 7 – LEASES

The Company had 42 operating leases for manufacturing facilities and offices on March 31, 2025. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

NOTE 7 – LEASES (CONTINUED)

Supplemental balance sheet information related to operating leases was as follows:

March 31, 2025
Operating lease right of use assets	$850,172

Operating lease liabilities – current	$339,699
Operating lease liabilities – non-current	287,527
Total operating lease liabilities	$627,226

The weighted average remaining lease terms and discount rates for all of operating leases were as follows as of March 31, 2025:

Remaining lease term and discount rate:

Weighted average remaining lease term (years)	1.6

Weighted average discount rate	6.25%

During the fiscal years ended March 31, 2025 and 2024, the Company incurred total operating lease expenses of $2,385,398 and $2,561,861, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of March 31, 2025:

2026	$573,970
2027	313,167
2028	9,282
2029	-
2030	-
Thereafter	-
Total lease payments	896,419
Less: imputed interest	(46,247)
Less: prepayments	(222,946)
Present value of lease liabilities	$627,226

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of	As of
	March 31, 2025	March 31, 2024
Land	$2,200,334	$2,200,334
Property and buildings(1)	21,158,457	10,540,962
Equipment and machinery	13,540,863	12,529,813
Office and electric equipment	1,484,093	1,086,203
Automobiles	1,382,946	1,333,823
Leasehold improvements	4,513,590	4,380,202
Subtotal	44,280,283	32,071,337
Construction in progress (1)	-	9,550,778
Less: Accumulated depreciation and amortization	(19,256,602)	(16,624,019)
Property, plant, and equipment, net	$25,023,681	$24,998,096

(1)	In April 2022, the Company commenced a construction project to build a dormitory for employees. The construction is built on a land of 4,516 square meters (approximately 48,608 square feet) in Al Tajamouat Industrial City, Jordan, which was acquired by the Company in 2020. The dormitory building includes a kitchen to provide catering service for employees. Through March 31, 2025, the Company had spent approximately JOD 7.5 million (approximately $10.6 million) for the dormitory construction, dormitory kitchen, and improvement work. The dormitory and kitchen were fully completed and put in service in the second quarter and the fourth quarter of fiscal 2025, respectively. Construction cost has been transferred from construction in process to property and buildings.

For the fiscal year ended March 31, 2025 and 2024, depreciation expenses were $2,681,709 and $2,539,736, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of March 31, 2025 and 2024. The preferred stock can be issued by the Board of Directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,699,940 and 12,294,840 shares of common stock outstanding as of March 31, 2025 and 2024, respectively.

On February 9, 2023, the Board of Directors approved the grant of 405,800 Restricted Stock Units (“RSUs”) under the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”) to 37 executive officers and employees of the Company, with a two-year vesting period. 405,100 RSUs were vested and additional shares were issued as of March 31, 2025.

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

Dividends

During the fiscal year ended March 31, 2025, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 5, 2025, November 8, 2024, August 5, 2024, and May 21, 2024, respectively. Four cash dividends of $614,742 each were paid in full on February 25, 2025, November 29, 2024, August 23, 2024, and June 7, 2024, respectively.

During the fiscal year ended March 31, 2024, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 5, 2024, November 3, 2023, August 4, 2023, and May 23, 2023, respectively. Four cash dividends of $614,742 each were paid in full on February 16, 2024, November 28, 2023, August 23, 2023, and June 9, 2023, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Warrants issued for services

From time to time, the Company issues warrants to purchase its common stock. These warrants are valued using the Black-Scholes model and using the volatility, market price, exercise price, risk-free interest rate, and dividend yield appropriate at the date the warrants were issued. A total of 57,200 warrants expired in fiscal 2024. As of March 31, 2025, the Company had no outstanding warrants.

Stock Options

On March 21, 2018, the Board of Directors adopted the Plan, pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. On March 31, 2025, the Company had 117,710 of shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2023	1,136,000	$6.90
Granted	-	-
Exercised	-	-
Expired	(986,000)	7.00
Stock options outstanding at March 31, 2024	150,000	$6.25

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding at March 31, 2024	150,000	$6.25
Granted	-	-
Exercised	-	-
Expired	-	-
Stock options outstanding at March 31, 2025	150,000	$6.25

All these outstanding options were fully vested and exercisable. As of March 31, 2025, there were 150,000 stock options outstanding. The weighted average remaining life of the options is 3.8 years.

NOTE 10 – STOCK-BASED COMPENSATION (CONTINUED)

Restricted Stock Units

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. 405,100 RSUs were vested and additional shares were issued as of March 31, 2025.

On March 25, 2024, the Board of Directors approved the grant of 915,040 RSUs under the Plan to 35 executive officers and employees of the Company, with a three-year vesting period. The fair value of these RSUs on March 25, 2024 was $2,745,120, based on the market price of the Company’s common stock as of the date of the grant. As of March 31, 2025, there were $1,805,400 unrecognized stock-based compensation expenses to be recognized through March 2027 and 911,440 RSUs remained.

RSU activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSU outstanding at March 31, 2023	405,100	$4.78
Granted	915,040	3.00
Vested	-	-
Forfeited	-	-
RSU outstanding at March 31, 2024	1,320,140	$3.55

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSU outstanding at March 31, 2024	1,320,140	$3.55
Granted	-	-
Vested	(405,100)	4.78
Forfeited	(3,600)	3.00
RSU outstanding at March 31, 2025	911,440	$3.00

Total expenses related to the RSUs issued were $1,758,146 and $986,048 for the fiscal years ended March 31, 2025 and 2024, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, Chairman, and a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $300,000 for the fiscal years ended March 31, 2025 and 2024.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $300,000 for the fiscal years ended March 31, 2025 and 2024.

NOTE 12 – CREDIT FACILITIES

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. In March 2024, the Company joined a supply chain financing program with one additional customer. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses on the consolidated statements of operations and comprehensive loss. For the fiscal years ended March 31, 2025 and 2024, the early payment charge was $1,482,263 and $1,122,019, respectively.

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

As of March 31, 2025 and 2024, the Company had $4,512,462 and $nil outstanding amount under the DBSHK facility and the weighted average interest rate was 6.3% and 6.6%, respectively. The DBSHK facility is reviewed annually.

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

The net profit or (loss) generated by J&B and Jerash Newtech was $20,469 and $(3,243) for the fiscal year ended March 31, 2025, respectively. The net loss generated by J&B and Jerash Newtech was $66,836 and $6,682 for the fiscal year ended March 31, 2024, respectively. Noncontrolling interest as of March 31, 2025 in J&B and Jerash Newtech was $8,645 and $44,136, respectively.

NOTE 14 – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the fiscal years ended March 31, 2025 and 2024. As of March 31, 2025, 1,061,440 RSUs and stock options were outstanding. For the fiscal year ended March 31, 2025, all RSUs and stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the fiscal year ended March 31, 2024, 1,470,140 RSUs and stock options were excluded from the EPS calculation, respectively, as they were anti-dilutive.

	Fiscal Year Ended
	March 31,
	(in $000s except share and
	per share information)
	2025	2024
Numerator:
Net loss attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$(848)	$(2,005)

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,329,021	12,294,840
Dilutive securities – unexercised warrants and options	-	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,329,021	12,294,840
Basic and diluted loss per share	$(0.07)	$(0.16)

NOTE 15 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments. The amendment of ASC 280 requires incremental disclosures in annual and interims periods to reportable segments and clarifies entities with a single reportable segment are also required to provide new disclosures in significant segment expenses, profit and loss, assets, and other segment items for better understanding Company business activities and overall financial performance and assess potential future cash flow for the business. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. CODM, including Chief Executive Officer and Chief Financial Officer, reviews operation results on the consolidated revenue, gross profit, selling, general, and administrative expenses, and net profit or loss. In selling, general, and administration expense, CODM reviews staff payroll and other related expenses, inventory export and related costs, deprecation and other major items. Based on CODM’s assessment, the Company has determined that it has only one operating segment as defined by amended ASC 280. The following table summarizes the operating results reviewed by CODM.

	For the Fiscal Years Ended March 31,
	2025	2024

Revenue	$145,812,006	$117,187,340
Less: Cost of goods sold	123,492,561	100,284,991
Gross profit	22,319,445	16,902,349

Other income	424,108	499,120

Expenses
Staff payroll and other related cost	7,958,548	7,824,345
Inventory export and related cost	2,991,097	1,748,317
Depreciation	465,022	455,760
Other selling, general, and administrative expenses	7,699,789	6,552,834
Total selling, general, and administrative expenses	19,114,456	16,581,256
Stock-based compensation expenses	1,758,146	986,048
Interest expenses	1,719,760	1,203,596
Total expenses	22,592,362	18,770,900

Net profit (loss) before provision for income taxes	$151,191	$(1,369,431)

Other selling, general, and administrative expenses include consultancy fees and director remunerations, audit and professional fees, staff travelling and transportation expenses, rental and general office expenses.

The Company’s major product is outerwear. For the fiscal years ended March 31, 2025 and 2024, outerwear accounted for approximately 90.2% and 90.1% of the total revenue, respectively. The following table summarizes sales by geographic areas for the fiscal years ended March 31, 2025 and 2024, respectively.

	For the Fiscal Year Ended March 31,
	2025	2024
United States	$128,576,537	$102,520,412
China	7,673,257	2,978,984
Hong Kong	1,267,870	5,208,334
Germany	4,017,573	2,919,845
Jordan	3,081,278	2,179,492
Others	1,195,491	1,380,273
Total	$145,812,006	$117,187,340

As of March 31, 2025 and 2024, there were 75.7% and 23.7%, and 74.4% and 24.9%, of long-lived assets were located in Jordan and Hong Kong, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of March 31, 2025, Treasure Success had made a capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

In 2020, Jerash Garments had business with a personal protective equipment (“PPE”) customer (the “PPE Customer”) to produce PPE products for them. The PPE products were delivered in 2020 against some postdated checks issued by the PPE Customer. Delivery was also supported by delivery documents signed by persons of the PPE Customer for inspection and receiving. The PPE Customer declined to honor the postdated checks. Jerash Garment brought the case to the court and won in the Cassation Court. For the same PPE products, the PPE Customer filed another case claiming that certain lengths/widths of the PPE products were inconsistent with the specifications. The Court of First Instance ruled in favor of the PPE Customer. Jerash Garment was ordered to pay to the PPE Customer an amount of US$653,000. Jerash Garments filed an appeal, which is undergoing in the Court of Appeal. Upon the judgment of the appeal, the parties involved may appeal further to the Court of Cassation where judgment will be final.

The management has consulted two external legal advisors of Jordanian laws. Both opined that Jerash Garments has a strong position in the appeal as Jerash Garments will be allowed to present witnesses with additional evidence including the proof of inspections and receipts in the appeal. Also, given the appeal process mentioned above, the case would take a considerable long period of time to reach conclusion.

The management, based on the legal opinion of external advisors, the fact that the Court of Appeal and Cassation’s previous favorable verdicts on Jerash Garments’ lawful right to collect proceeds for the PPE products, and the proceedings of the appeal, concluded that the chance of loss is remote. Therefore, there was no accrual in the financial statements.

NOTE 17 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash the First, MK Garments, and Kawkab Venus are subject to the regulations of the Income Tax Department in Jordan. Effective January 1, 2019, the Jordanian government reclassified the area where Jerash Garments and its subsidiaries are to a Development Zone. In accordance with the Development Zone law, Jerash Garments and its subsidiaries were subject to income tax at an income tax rate of 19% or 20% plus a 1% social contribution between January 1, 2023 and December 31, 2023. Effective January 1, 2024, the income tax rate increased to 20%, plus a 1% social contribution.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act imposed a tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. As of March 31, 2025, the Company has one year of installments remaining with total amounting to $417,450. Additionally, under the provisions of the Tax Act, for taxable years beginning after December 31, 2017, the foreign earnings of Jerash Garments and its subsidiaries are subject to U.S. taxation at the Jerash Holdings level under the new Global Intangible Low-Taxed Income (“GILTI”) regime.

NOTE 17 – INCOME TAX (CONTINUED)

The provision for income taxes consisted of the following:

	For the fiscal years ended March 31,
	2025	2024
Domestic and foreign components of income (loss) before income taxes
Domestic	$(1,075,059)	$(2,189,825)
Foreign	1,226,250	820,394
Total	$151,191	$(1,369,431)

	For the fiscal years ended March 31,
	2025	2024
Provision (benefit) for income taxes
Current tax:
U.S. federal	$395,067	$—
U.S. state and local	750	750
Foreign	436,854	676,201
Total Current Tax	832,671	676,951
Deferred tax:
U.S. federal	158,449	(4,456)
Total deferred tax	158,449	(4,456)
Total tax	$991,120	$672,495

Effective tax rates	655.5%	-49.1%

NOTE 17 – INCOME TAX (CONTINUED)

A reconciliation of the effective tax rate was as follows:

	For the fiscal years ended March 31,
	2025	2024
Tax at statutory rate	$31,750	$(287,581)
State tax, net of federal benefit	593	593
Non-deductible expenses	(57,723)	202,789
Non-taxable income	—	—
Global Intangible Low-Taxed Income, net	—	527,733
Subpart F	549,151	—
Tax Credits	(52,724)	(274,877)
Foreign tax rate differential	179,343	503,917
Foreign tax attributes	190,817	(793,383)
Change in Valuation Allowance	(190,817)	793,383
Provision to return adjustments	165,440	(79)
Uncertain Tax Provision: Amended tax returns	175,290	—
Total	$991,120	$672,495

Schedule of Unrecognized Tax Benefits was as follows:

Fiscal 2025
Beginning balance	$0
Additions for tax positions of prior years (Subpart F income inclusion on amended federal tax returns)
Fiscal Year(s) Affected: FY 2022	80,048
Fiscal Year(s) Affected: FY 2023	95,242
Reductions for tax positions of prior years	—
Loss before provision for income taxes	$175,290

The Company estimates $241,643 of unrecognized tax provision, including penalties and interest, may be recognized in the next 12 months.

The Company’s deferred tax assets and liabilities as of March 31, 2025 and 2024 consisted of the following:

Deferred tax assets/ (liabilities)	As of March 31, 2025	As of March 31, 2024
Stock-based compensation	$—	$158,557
Deferred tax liabilities	(120)	(228)
Net operating losses carried forward	1,975,215	2,166,032
Less: valuation allowance	(1,975,215)	(2,166,032)
Deferred tax (liabilities) assets, net	$(120)	$158,329

Deferred tax assets are reduced by a valuation allowance when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2025 and 2024, the allowance for deferred tax assets was $1,975,215 and $2,166,032, respectively. The allowance is provided for net operating loss of foreign subsidiaries.

As of March 31, 2025, the Company had cumulative book-tax basis differences in its foreign subsidiaries of approximately $17.6 million. The Company has not recorded a U.S. deferred tax liability for the book-tax basis in its foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The reversal of this temporary difference would occur upon the sale or liquidation of the Company’s foreign subsidiaries, and the estimated impact of the reversal of this temporary difference is approximately $3.6 million. As of March 31, 2025 and 2024, there were $175,290 and $nil uncertain tax positions, respectively.

The Company files income tax returns in the U.S. federal, state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to April 1, 2018.

NOTE 18 – SUBSEQUENT EVENTS

On May 20, 2025, the Board of Directors approved the payment of a dividend of $0.05 per share, payable on June 6, 2025, to stockholders of record as of the close of business as of May 30, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change in independent accountants for our Company during the two most recent fiscal years or any subsequent interim period except for the change in independent accountants from Marcum LLP to CBIZ CPAs P.C., resulted from the acquisition of Marcum LLP by CBIZ CPAs P.C., as previously reported in our Current Report on Form 8-K filed with the SEC on March 27, 2025. There have been no disagreements of the type required to be disclosed by Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of March 31, 2025, concluded that our disclosure controls and procedures were still ineffective.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of March 31, 2024, our internal control over financial reporting was not effective because there were ineffective information technology general controls in the areas of privileged user access and the review of user access over certain information technology systems that support our financial reporting processes.

Although some remedial actions have been implemented to address the issues, in the assessment in fiscal 2025, the management concluded that, as of March 31, 2025, our internal control over financial reporting was still ineffective as some of the control deficiencies surrounding the information technology environment were not sufficiently remediated.

The Company plans to put in more resources to strengthen the internal control to duly address the above material control weaknesses. Details of implementation will be provided in the quarterly report on Form 10-Q for the quarter ending June 30, 2025.

Attestation report of the registered public accounting firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “non-accelerated filers.”

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement; or a “non-Rule 10b5-1 trading agreement’ as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, the information set forth in our Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) to be filed within 120 days following the end of our fiscal year, under the headings “Proposal No. 1—Election of Directors,” “Our Executive Officers,” “Section 16(a) Compliance,” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, the information set forth in the 2025 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans as of June 25, 2025.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	150,000	$6.25	117,710
Equity compensation plans not approved by security holders	-	$-	-
Total	150,000	$6.25	117,710

For additional information concerning our equity compensation plans, see the discussion in “Note 10—Stock-Based Compensation.”

The remainder of the information required by this Item is set forth in the 2025 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information set forth in the 2025 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices and Policies—Board and Committee Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, the information set forth in the 2025 Proxy Statement under the heading “Matters Relating to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-1, filed with the SEC on September 19, 2018

3.2	Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.1 to the Form 8-K, filed with the SEC on July 24, 2019

4.1	Specimen Certificate for Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Form S-1, filed with the SEC on June 27, 2017

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Form 10-K, filed with the SEC on June 28, 2019

10.1+	Unified Work Contract for Migrant Workers, dated May 1, 2023, by and between Jerash Garments and Fashions Manufacturing Company Limited and Wei Yang	Incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K, filed with the SEC on June 28, 2023

10.2+	Consulting Agreement, dated January 12, 2018, by and between Treasure Success and Yukwise Limited	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on January 16, 2018

10.3+	Consulting Agreement, dated January 16, 2018, by and between Treasure Success and Multi-Glory Corporation Ltd.	Incorporated herein by reference to Exhibit 10.18 to the Form S-1, filed with the SEC on January 18, 2018

10.4+	Amended and Restated 2018 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 19, 2019

10.5+	Form of Option Award Notice and Agreement (Employee)	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.6+	Form of Option Award Notice and Agreement (Consultant)	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.7+	Employment Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on December 2, 2019

10.8	Director Offer Letter dated June 15, 2020 by and between Jerash Holdings and Bill Korn	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 15, 2020

10.9+	Option Award Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on December 2, 2019

10.10+	Form of Indemnification Agreement	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on June 15, 2020

10.11	Factory Lease Agreement dated January 1, 2021 between Jiangmen Treasure Success and Guangdong Huadian Technology Industry Co., Ltd.	Incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K, filed with the SEC on June 23, 2021

10.12+	Letter of Employment dated April 22, 2022 between Treasure Success and Choi Lin Hung	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 28, 2022

10.13+	Letter of Employment dated April 22, 2022 between Treasure Success and Ng Tsze Lun	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on April 28, 2022

10.14	Facility Letter dated January 12, 2022 by and between Treasure Success and DBS Bank (Hong Kong) Limited	Incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on June 27, 2022

10.15	Joint Venture and Shareholder’s Agreement dated March 20, 2023 by and between Treasure Success and P.T. Eratex	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 21, 2023

10.16	The Shareholders’ Agreement dated October 10, 2023 by and between Treasure Success and Newtech Textile (HK) Limited	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on October 12, 2023

10.17	Banking Facilities dated January 4, 2024, by and between Treasure Success and DBSHK	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on February 8, 2024

14.1	Code of Ethics	Incorporated herein by reference to Exhibit 14.1 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020

16.1	Letter, dated March 27, 2025, from Marcum LLP addressed to the SEC	Incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K, filed with the SEC on March 27, 2025

19.1	Insider Trading Policy	Incorporated herein by reference to Exhibit 19.1 to the Annual Report on Form 10-K, filed with the SEC on June 28, 2024

21.1	Subsidiaries of Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on June 28, 2024

23.1	Consent of CBIZ CPAs P.C.	Filed herewith

23.2	Consent of Marcum LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Compensation Recovery Policy	Incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K, filed with the SEC on June 28, 2024

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERASH HOLDINGS (US), INC.

Date: June 25, 2025	By:	/s/ Gilbert K. Lee
	Name:	Gilbert K. Lee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on June 25, 2025.

Signature	Title

/s/ Choi Lin Hung	Chairman, Chief Executive Officer, President, and Treasurer
Choi Lin Hung	(Principal Executive Officer)

/s/ Gilbert K. Lee	Chief Financial Officer (Principal Financial Officer and
Gilbert K. Lee	Principal Accounting Officer)

/s/ Wei Yang	Vice President, Secretary, and Director
Wei Yang

/s/ Bill Korn	Director
Bill Korn

/s/ Ibrahim H. Saif	Director
Ibrahim H. Saif

/s/ Mak Chi Yan	Director
Mak Chi Yan