Form 10-Q
period 2025-06-30
Jerash Holdings (US), Inc.
filed 2025-08-14
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 12,699,940 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2025

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	March 31, 2025
	(Unaudited)

ASSETS

Current Assets:
Cash	$5,796,830	$13,346,791
Accounts receivable, net	9,979,463	3,076,074
Inventories	27,317,026	27,704,829
Prepaid expenses and other current assets	3,285,600	3,648,321
Advances to suppliers, net	6,983,612	6,644,194
Total Current Assets	53,362,531	54,420,209

Restricted cash - non-current	1,704,794	1,717,248
Long-term deposits	547,383	464,934
Property, plant, and equipment, net	24,912,364	25,023,681
Goodwill	499,282	499,282
Operating lease right of use assets	712,723	850,172
Total Assets	$81,739,077	$82,975,526

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$4,768,749	$4,512,462
Accounts payable	6,178,130	6,507,308
Accrued expenses	3,655,643	4,342,436
Income tax payable - current	1,414,329	1,305,386
Uncertain tax provision	175,290	175,290
Other payables	1,600,743	2,149,185
Deferred revenue	622,099	487,004
Operating lease liabilities - current	336,886	339,699
Total Current Liabilities	18,751,869	19,818,770

Deferred tax liabilities, net	120	120
Operating lease liabilities - non-current	197,113	287,527
Total Liabilities	18,949,102	20,106,417

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,939,418 shares issued; 12,699,940 shares outstanding as of June 30, 2025 and March 31, 2025, respectively	12,939	12,939
Additional paid-in capital	25,897,504	25,674,835
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	413,821	413,821
Retained earnings	38,080,580	38,396,901
Accumulated other comprehensive loss	(503,558)	(513,122)
Total Jerash Holdings (US), Inc. Stockholders’ Equity	62,732,240	62,816,328

Noncontrolling interest	57,735	52,781
Total Equity	62,789,975	62,869,109

Total Liabilities and Equity	$81,739,077	$82,975,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,
	2025	2024

Revenue, net	$39,629,308	$40,935,716
Cost of goods sold	33,540,428	36,295,845
Gross Profit	6,088,880	4,639,871

Selling, general, and administrative expenses	4,907,215	4,999,744
Stock-based compensation expenses	222,669	468,935
Total Operating Expenses	5,129,884	5,468,679

Income (Loss) from Operations	958,996	(828,808)

Other Income (Expenses):
Interest expenses	(355,848)	(480,203)
Other income, net	49,314	54,035
Total other expenses, net	(306,534)	(426,168)

Net profit (loss) before provision for income taxes	652,462	(1,254,976)

Income tax expenses	328,832	111,721

Net profit (loss)	323,630	(1,366,697)

Net (profit) loss attributable to noncontrolling interest	(4,954)	21,481
Net profit (loss) attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$318,676	$(1,345,216)

Net profit (loss)	$323,630	$(1,366,697)
Other Comprehensive Income:
Foreign currency translation gain	9,564	8,913
Total Comprehensive Income (Loss)	333,194	(1,357,784)
Comprehensive (income) loss attributable to noncontrolling interest	(4,954)	21,481
Comprehensive Income (Loss) Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$328,240	$(1,336,303)

Earnings (Loss) Per Share Attributable to Common Stockholders:
Basic and diluted	$0.03	$(0.11)

Weighted Average Number of Shares
Basic	12,699,940	12,294,840
Diluted	12,699,940	12,294,840

Dividend per share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-	Treasury	Statutory	Retained	Accumulated Other Comprehensive Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	in Capital	Stock	Reserve	Earnings	(Loss)	interest	Equity
Balance at March 31, 2024	-	$-	12,534,318	$12,534	$23,917,094	$(1,169,046)	$413,821	$41,704,238	$(492,319)	$44,341	$64,430,663
Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	468,935	-	-	-	-	-	468,935
Net loss	-	-	-	-	-	-	-	(1,345,216)	-	(21,481)	(1,366,697)
Dividend payment	-	-	-	-	-	-	-	(614,742)	-	-	(614,742)
Foreign currency translation gain	-	-	-	-	-	-	-	-	8,913	-	8,913

Balance at June 30, 2024 (unaudited)	-	$-	12,534,318	$12,534	$24,386,029	$(1,169,046)	$413,821	$39,744,280	$(483,406)	$22,860	$62,927,072

Balance at March 31, 2025	-	$-	12,939,418	$12,939	$25,674,835	$(1,169,046)	$413,821	$38,396,901	$(513,122)	$52,781	$62,869,109

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	222,669	-	-	-	-	-	222,669
Net profit	-	-	-	-	-	-	-	318,676	-	4,954	323,630
Dividend payments	-	-	-	-	-	-	-	(634,997)	-	-	(634,997)
Foreign currency translation gain	-	-	-	-	-	-	-	-	9,564	-	9,564

Balance at June 30, 2025 (unaudited)	-	$-	12,939,418	$12,939	$25,897,504	$(1,169,046)	$413,821	$38,080,580	$(503,558)	$57,735	$62,789,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$323,630	$(1,366,697)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation	743,787	612,759
Stock-based compensation expenses	222,669	468,935
Amortization of operating lease right-of-use assets	138,516	150,008

Changes in operating assets:
Accounts receivable	(6,903,389)	(3,983,251)
Inventories	387,804	6,513,887
Prepaid expenses and other current assets	362,723	(235,028)
Advances to suppliers	(339,418)	(80,762)
Changes in operating liabilities:
Accounts payable	(329,178)	(3,040,398)
Accrued expenses	(686,793)	(749,942)
Other payables	(548,442)	65,232
Deferred revenue	135,095	235,827
Operating lease liabilities	(94,294)	(176,069)
Income tax payable	108,775	(615,449)
Net cash used in operating activities	(6,478,515)	(2,200,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(464,890)	(130,271)
Payments for construction of properties	-	(15,150)
Payment for long-term deposits	(250,029)	(241,544)
Net cash used in investing activities	(714,919)	(386,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(634,997)	(614,742)
Repayment from short-term loan	(4,723,477)	(3,435,297)
Proceeds from short-term loan	4,979,764	5,566,040
Net cash (used in) provided by financing activities	(378,710)	1,516,001

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	9,729	8,917

NET DECREASE IN CASH AND RESTRICTED CASH	(7,562,415)	(1,062,995)

CASH AND RESTRICTED CASH, BEGINNING OF THE PERIOD	15,064,039	14,036,867

CASH AND RESTRICTED CASH, END OF THE PERIOD	$7,501,624	$12,973,872

CASH AND RESTRICTED CASH, END OF THE PERIOD	$7,501,624	$12,973,872
LESS: NON-CURRENT RESTRICTED CASH	1,704,794	1,607,644
CASH, END OF THE PERIOD	$5,796,830	$11,366,228

Supplemental disclosure information:
Cash paid for interest	$355,848	$480,203
Income tax paid	$219,889	$726,177

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$165,841	$44,215
Operating lease right of use assets obtained in exchange for operating lease obligations	$-	$67,512

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

J&B International Limited (“J&B”) is a joint venture company established in Hong Kong on January 10, 2023. On March 20, 2023, Treasure Success and P. T. Eratex (Hong Kong) Limited (“Eratex”) entered into a Joint Venture and Shareholders’ Agreement, pursuant to which Treasure Success acquired 51% of the equity interests in J&B on April 11, 2023. The declared capital is 500,000 Hong Kong Dollars (“HKD”) (approximately $64,000). J&B engages in the garment trading and manufacturing business for orders from customers. On June 16, 2025, Treasure Success and Eratex attended a meeting of shareholders of J&B and approved the termination of J&B’s business operations and the dissolution of J&B, which is expected to complete in April 2027.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2025 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Operating results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending March 31, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its wholly owned subsidiaries, and two non-wholly owned subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity interests in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity-classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B and Jerash Newtech through its wholly owned subsidiary, Treasure Success. The Company consolidates J&B and Jerash Newtech and reports noncontrolling interest to reflect the portion of their equity that is not attributable to the Company as the controlling shareholder. As of June 30, 2025 and 2024, noncontrolling interest was $57,735 and $22,860, respectively.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of June 30, 2025 and March 31, 2025, the Company had no cash equivalents.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s accounts receivable and other receivables, which are included in prepaid expenses and other current assets line items in the consolidated balance sheets, are within the scope of ASC Topic 326. The Company measures expected credit losses of account receivables and other receivables, on a collective basis when similar risk characteristics exist. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon assessment of various factors, including historical experience, the age of the receivables, creditworthiness of the customers and other debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and other debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

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

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors that may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three months ended June 30, 2025 and 2024.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of June 30, 2025 and March 31, 2025, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the three months ended June 30, 2025 and 2024.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company does not have any contract assets since the Company recognizes accounts receivable and revenue for the transfer of promised goods to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment to the accounts receivable from customers is not contingent on a future event. The Company had contract liabilities of $622,099 and $487,004 as of June 30, 2025 and March 31, 2025, respectively. As of June 30, 2025, $622,099 deferred revenue was expected to be recognized within fiscal 2026.

Segment

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. Chief Operational Decision Makers (“CODM”), including Chief Executive Officer and Chief Financial Officer, are making operating decisions and assessing performance as the source for determining the Company’s reportable segments. CODM reviews operation results on the consolidated revenue, gross profit, selling, general, and administrative expenses, interest expenses, share based payment expense, and net profit or loss regularly. In selling, general, and administration expense, CODM reviews staff payroll and other related expenses, inventory export and related costs, depreciation, and others major items. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 15—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $610,212 and $600,445 for the three months ended June 30, 2025 and 2024, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success, Ever Winland, J&B, and Jerash Newtech are registered in Hong Kong and are subject to profit tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 20% plus a 1% social contribution starting effective from January 1, 2024.

Jerash Garments and its subsidiaries are subject to local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period from June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. The exemption has been extended to February 5, 2026.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, any changes in tax rates and the impact on deferred income taxes are recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) in the period when the new rates are enacted. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, Ever Winland, J&B, and Jerash Newtech, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as the functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) as incurred, and the total amount of transaction gains and losses were immaterial for the three months ended June 30, 2025 and 2024.

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

	June 30, 2025	March 31, 2025
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8112	US$1=HKD7.7790
	US$1=CNY7.1668	US$1=CNY7.2572
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8112	US$1=HKD7.7925
	US$1=CNY7.2316	US$1=CNY7.2150

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings or Loss per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, warrants, and restricted stock units (“RSUs”)) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See “Note 14–Earnings (Loss) per Share”).

Comprehensive Income or Loss

Comprehensive income or loss consists of two components, net income or loss and other comprehensive income or loss. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD or CNY to US$ is reported in other comprehensive income or loss in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2025 and March 31, 2025 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of June 30, 2025 and March 31, 2025, respectively, $2,348,378 and $4,883,906 of the Company’s cash were on deposit at financial institutions in Jordan, where there currently is no rule or regulation requiring such financial institutions to maintain insurance to cover bank deposits in the event of bank failure. As of June 30, 2025 and March 31, 2025, respectively, $58,340 and $246,394 of the Company’s cash were on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to approximately $69,800) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of June 30, 2025 and March 31, 2025, respectively, $4,976,640 and $9,871,227 of the Company’s cash were on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of June 30, 2025 and March 31, 2025, respectively, $64,226 and $48,274 of the Company’s cash were on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended June 30, 2025 and 2024, two customers accounted for 63% and 12%, and 73% and 10% of the Company’s total revenue, respectively. As of June 30, 2025, two end-customers accounted for 59% and 12%, respectively, of the Company’s total accounts receivable balance. As of March 31, 2025, four end-customers accounted for 24%, 23%, 16%, and 11%, respectively, of the Company’s total accounts receivable balance.

For the three months ended March 31, 2025, the Company had no major supplier. For the three months ended June 30, 2024, the Company purchased approximately 12% and 11% of its total purchase in garments and raw materials from two major garment suppliers. As of June 30, 2025, the Company had no accounts payable more than 10% to the total accounts payable balance. As of March 31, 2025, accounts payable to the Company’s three major suppliers accounted for 24%, 12%, and 11% of the total accounts payable balance, respectively.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update requires that at each interim and annual reporting period a report entity to disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions; (2) certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” This update clarifies that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of June 30, 2025 (Unaudited)	As of March 31, 2025
Trade accounts receivable	$9,979,463	$3,076,074
Less: allowances for credit loss	-	-
Accounts receivable, net	$9,979,463	$3,076,074

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of June 30, 2025 (Unaudited)	As of March 31, 2025
Raw materials	$7,834,974	$13,101,508
Work-in-progress	2,116,717	2,888,090
Finished goods	17,365,335	11,715,231
Total inventory	$27,317,026	$27,704,829

As of June 30, 2025 and March 31, 2025, the Company had $nil inventory valuation reserve as the Company arranged its inventory based on 99.9% and 98.2% with actual orders received, respectively. As of June 30, 2025 and March 31, 2025, 0.1% and 1.8% of inventories on hand associated with garment sample and personal protective equipment orders, respectively.

NOTE 6 – ADVANCE TO SUPPLIERS, NET

Advance to suppliers consisted of the following:

	As of June 30, 2025 (Unaudited)	As of March 31, 2025
Advance to suppliers	$6,983,612	$6,644,194
Less: allowances for impairment	-	-
Advance to suppliers, net	$6,983,612	$6,644,194

NOTE 7 – LEASES

The Company had 37 operating leases for manufacturing facilities, offices, and staff dormitories as of June 30, 2025. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

	As of June 30, 2025 (Unaudited)	As of March 31, 2025
Operating lease right of use assets	$712,723	$850,172

Operating lease liabilities – current	$336,886	$339,699
Operating lease liabilities – non-current	197,113	287,527
Total operating lease liabilities	$533,999	$627,226

The weighted average remaining lease terms and discount rates for all of operating leases were as follows:

Remaining lease term and discount rate:

	For the period ended
	June 30, 2025 (Unaudited)	March 31, 2025
Weighted average remaining lease term (years)	1.4	1.6

Weighted average discount rate	6.25%	6.25%

During the three months ended June 30, 2025 and 2024, the Company incurred total operating lease expenses of $582,598 and $648,241, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of June 30, 2025:

2026	$464,558
2027	281,859
2028	-
2029	-
2030	-
Thereafter	-
Total lease payments	746,417
Less: imputed interest	(33,694)
Less: prepayments	(178,724)
Present value of lease liabilities	$533,999

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of June 30, 2025 (Unaudited)	As of March 31, 2025
Land	$2,200,334	$2,200,334
Property and buildings	21,158,457	21,158,457
Equipment and machinery	14,090,944	13,540,863
Office and electric equipment	1,509,164	1,484,093
Automobiles	1,383,053	1,382,946
Leasehold improvements	4,575,460	4,513,590
Subtotal	44,917,412	44,280,283
Less: Accumulated depreciation and amortization	(20,005,048)	(19,256,602)
Property, plant, and equipment, net	$24,912,364	$25,023,681

For the three months ended June 30, 2025 and 2024, depreciation and amortization expenses were $743,787 and $612,759, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of June 30, 2025 and March 31, 2025. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,699,940 shares of common stock outstanding as of June 30, 2025 and March 31, 2025.

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSU (as defined below) under the Plan (as defined below) to 37 executive officers and employees of the Company, with a two-year vesting period. 405,100 RSUs were vested and additional shares were issued as of March 31, 2025.

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

Dividends

During the three months ended June 30, 2025, the Board of Directors declared a cash dividend of $0.05 per share of common stock on May 20, 2025. The cash dividends of $634,997 each were paid in full on June 6, 2025.

During the fiscal year ended March 31, 2025, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 5, 2025, November 8, 2024, August 5, 2024, and May 21, 2024, respectively. Four cash dividends of $614,742 each were paid in full on February 25, 2025, November 29, 2024, August 23, 2024, and June 7, 2024, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. As of June 30, 2025, the Company had 121,310 shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding as of March 31, 2025	150,000	$6.25
Granted	-	-
Exercised	-	-
Expired	-	-
Stock options outstanding as of June 30, 2025	150,000	$6.25

All these outstanding options were fully vested and exercisable. As of June 30, 2025, there were 150,000 stock options outstanding. The weighted average remaining life of the options is 3.5 years.

Restricted Stock Units

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. 405,100 RSUs were vested and additional shares were issued as of March 31, 2025.

On March 25, 2024, the Board of Directors approved the grant of 915,040 RSUs under the Plan to 35 executive officers and employees of the Company, with a three-year vesting period. The fair value of these RSUs on March 25, 2024 was $2,745,120, based on the market price of the Company’s common stock as of the date of the grant. As of June 30, 2025, there were $1,571,931 unrecognized stock-based compensation expenses to be recognized through March 2027 and 907,840 RSUs remained outstanding.

RSU activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding as of March 31, 2025	911,440	$3.00
Granted	-	-
Vested	-	-
Forfeited	(3,600)	3.00
RSUs outstanding as of June 30, 2025	907,840	$3.00

Total expenses related to the RSUs issued were $222,669 and $468,935 for the three months ended June 30, 2025 and 2024, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follow:

Name of Related Party	Relationship to the Company	Nature of Transactions

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, Chairman, and a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended June 30, 2025 and 2024.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended June 30, 2025 and 2024.

NOTE 12 – CREDIT FACILITIES

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. In March 2024, the Company joined a supply chain financing program with one additional customer. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss). For the three months ended June 30, 2025 and 2024, the early payment charge was $292,084 and $410,837, respectively.

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

As of June 30, 2025 and March 31, 2025, the Company had $4,768,749 and $4,512,462 outstanding under the DBSHK facility and the weighted average interest rate was 5.7% and 6.3%, respectively. The DBSHK facility is reviewed annually.

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

The net profit or (loss) generated by J&B and Jerash Newtech was $11,160 and $(1,048) for the three months ended June 30, 2025, respectively. The net (loss) generated by J&B and Jerash Newtech was $(43,485) and $(354) for the three months ended June 30, 2024, respectively. Noncontrolling interest as of June 30, 2025 in J&B and Jerash Newtech was $14,113 and $43,622, respectively.

On June 16, 2025, Treasure Success and Eratex attended a meeting of shareholders of J&B and approved the termination of J&B’s business operations and the dissolution of J&B, which is expected to complete in April 2027.

NOTE 14 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended June 30, 2025 and 2024. As of June 30, 2025, 1,057,840 RSUs and stock options were outstanding. For the three months ended June 30, 2025 and 2024, 1,057,840 and 1,470,140 RSUs and stock options were excluded from the EPS calculation as the result would be anti-dilutive, respectively.

	For Three Months Ended
	June 30, (Unaudited)
	2025	2024
Numerator:
Net profit (loss) attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$318,676	$(1,345,216)

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,699,940	12,294,840
Dilutive securities – unexercised options and RSUs	-	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,699,940	12,294,840
Basic and diluted earnings (loss) per share	$0.03	$(0.11)

NOTE 15 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The amendment of ASC 280 requires incremental disclosures in annual and interim periods to reportable segments and clarifies entities with a single reportable segment are also required to provide new disclosures in significant segment expenses, profit and loss, assets, and other segment items for better understanding company business activities and overall financial performance and assess potential future cash flow for the business. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. CODM, including Chief Executive Officer and Chief Financial Officer, reviews operation results on the consolidated revenue, gross profit, selling, general, and administrative expenses, and net profit or loss. In selling, general, and administration expenses, CODM reviews staff payroll and other related expenses, inventory export and related costs, deprecation, and other major items. Based on CODM’s assessment, the Company has determined that it has only one operating segment as defined by amended ASC 280. The following table summarizes the operating results reviewed by CODM.

	For the Three Months Ended June 30, (Unaudited)
	2025	2024

Revenue	$39,629,308	$40,935,716
Less: Cost of goods sold	33,540,428	36,295,845
Gross profit	6,088,880	4,639,871

Other income	49,314	54,035

Expenses
Staff payroll and other related cost	2,224,922	2,161,332
Inventory export and related cost	610,212	600,445
Depreciation	116,995	116,368
Other selling, general, and administrative expenses	1,955,086	2,121,599
Total selling, general, and administrative expenses	4,907,215	4,999,744
Stock-based compensation expenses	222,669	468,935
Interest expenses	355,848	480,203
Total expenses	5,485,732	5,948,882

Net profit (loss) before provision for income taxes	$652,462	$(1,254,976)

Other selling, general, and administrative expenses include consultancy fees and director remunerations, audit and professional fees, staff travelling and transportation expenses, rental, and general office expenses.

NOTE 15 – SEGMENT REPORTING (continued)

The Company’s major product is outerwear. For the three months ended June 30, 2025 and 2024, outerwear accounted for approximately 81.7% and 90.4% of the total revenue, respectively. The following table summarizes sales by geographic areas for the three months ended June 30, 2025 and 2024, respectively.

	For the Three Month Ended June 30, (Unaudited)
	2025	2024
United States	$32,052,018	$37,034,398
China	5,696,441	1,280,572
Hong Kong	430,287	228,989
Germany	537,047	1,120,063
Jordan	455,745	740,257
Others	457,770	531,437
Total	$39,629,308	$40,935,716

As of June 30, 2025 and March 31, 2025, there were 75.6% and 23.5%, and 75.7% and 23.7%, of long-lived assets were located in Jordan and Hong Kong, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of June 30, 2025, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

NOTE 17 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to the regulations of the Income Tax Department in Jordan. Effective January 1, 2019, the Jordanian government reclassified the area where Jerash Garments and its subsidiaries are to a Development Zone. In accordance with the Development Zone law, Jerash Garments and its subsidiaries were subject to income tax at income tax rate of 20% plus a 1% social contribution effective from January 1, 2024.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act imposed tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. Additionally, under the provisions of the Tax Act, for taxable years beginning after December 31, 2017, the foreign earnings of Jerash Garments and its subsidiaries are subject to U.S. taxation at the Jerash Holdings level under the new Global Intangible Low-Taxed Income (“GILTI”) regime. $417,450 of Toll Charge will be paid within one year, which is included in income tax payable - current line item in the consolidated balance sheet as of June 30, 2025.

The Company tax provision or benefit from income taxes for interim periods is determined using an estimate of Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates the estimate of annual effective rate and a cumulative adjustment is made if the estimated tax rate changed. The Company’s consolidated effective tax rate for the three ended June 30, 2025 and 2024 was 50.4% and (8.9%), respectively, and differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments. As of June 30, 2025 and March 31, 2025, there were $175,290 uncertain tax positions. The Company estimates $241,643 of unrecognized tax provision, including penalties and interest, may be recognized in the next 12 months.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2025, and events which occurred subsequent to June 30, 2025 but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events that required recognition, adjustment to, or disclosure in the condensed consolidated financial statements, except for the following:

On August 8, 2025, the Board of Directors approved the payment of a dividend of $0.05 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and in subsequent reports that we file with the SEC.

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 26, 2025. References to fiscal 2026 and fiscal 2025 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ending March 31, 2026, and fiscal year ended March 31, 2025, respectively.

Results of Operations

Three months ended June 30, 2025 and 2024

The following table summarizes the results of our operations during the three-month periods ended June 30, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$39,629	100%	$40,936	100%	$(1,307)	(3)%
Cost of goods sold	33,540	85%	36,296	89%	(2,756)	(8)%
Gross profit	6,089	15%	4,640	11%	1,449	31%
Selling, general, and administrative expenses	4,907	12%	5,000	12%	(93)	(2)%
Stock-based compensation expenses	223	-%	469	1%	(246)	(52)%
Other expenses, net	307	1%	426	1%	(119)	(28)%
Net income (loss) before taxation	$652	2%	$(1,255)	(3)%	$1,907	152%
Income tax expenses	329	1%	112	0%	217	194%
Net income (loss)	$323	1%	$(1,367)	(3)%	$1,690	124%

Revenue. Revenue decreased by approximately $1.3 million, or 3%, to $39.6 million, for the three months ended June 30, 2025, from approximately $40.9 million for the same period in fiscal 2025. The decrease was mainly due to the switching of some of the shipments to Aqaba Port in Jordan to avoid disruptions in Haifa Port that started in late June 2025 that delayed the shipments to July 2025.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended June 30, 2025 and 2024.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$25,156	63%	$29,973	73%
New Balance	4,796	12%	4,066	10%
Suzhou Unitex	3,781	10%	1,278	3%
Hugo Boss	537	1%	1,120	3%
Others	5,359	14%	4,499	11%
Total	$39,629	100%	$40,936	100%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$32,052	81%	$37,034	90%	$(4,982)	(13)%
China and Hong Kong	6,127	15%	1,510	4%	4,617	306%
Germany	537	2%	1,120	3%	(583)	(52)%
Jordan	456	1%	740	2%	(284)	(38)%
Others	457	1%	532	1%	(75)	(14)%
Total	$39,629	100%	$40,936	100%	$(1,307)	(3)%

Between January 2010 and March 2025, all apparel manufactured in Jordan could be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provided us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S. Effective from April 5, 2025, the U.S. imposed a baseline tariff of 10% on imports from almost all countries, including Jordan. Then, effective from April 9, 2025, it had announced “reciprocal” tariffs of imports from specified countries, amongst them Jordan with a prevailing rate of then 20%. These “reciprocal” tariffs are postponed for 90 days, whilst the 10% baseline tariff persists. Up to the date of this report, the tariff has been modified to 15% according to an executive order of presidential actions on July 31, 2025. While the payment of the tariff is typically the responsibility of the importer (Jerash’s customers), the impact of the tariff on customers demand would be affected by the comparative levels of the tariffs on imports from Jordan compared to other countries.

The decrease of approximately 13% in sales to the U.S. during the three months ended June 30, 2025, was mainly attributable to the delays in shipments because of switching shipping ports to Aqaba Port in Jordan as per customers’ requests in June 2025.

During the three months ended June 30, 2025, aggregate sales to China and Hong Kong, Germany, Jordan, and other locations increased by 94% from $3.9 million to $7.6 million from the same period last year. This increase was mainly because demand of our capacity increased for customers in those regions.

Cost of goods sold. Following the decrease in sales revenue, our cost of goods sold decreased by approximately $2.8 million, or 8%, to approximately $33.5 million, for the three months ended June 30, 2025, from approximately $36.3 million for the same period in fiscal 2025. As a percentage of revenue, the cost of goods sold decreased by approximately four percentage points, from 89% for the same period in fiscal 2025 to 85% for the three months ended June 30, 2025. The decrease in the cost of goods sold as a percentage of revenue was primarily attributable to lower import logistic costs comparing to last year as more shipments to Aqaba Port in Jordan resumed and lower level of overtime work was required with better logistic and production planning.

For the three months ended June 30, 2025, we did not purchase more than 10% of our total purchase in garments and raw materials from any supplier.

For the three months ended June 30, 2024, we purchased 12% and 11% of our total purchase in garments and raw materials from two major suppliers, respectively.

Gross profit margin. Gross profit margin was approximately 15% for the three months ended June 30, 2025, which increased by four percentage points from approximately 11% for the same period in fiscal 2025. The increase in gross profit margin was primarily driven by better execution of logistic and production plans with import sea routes resuming to go to Aqaba Port in Jordan that shortened the lead time with lower costs.

Operating expenses. Operating expenses decreased by 6%, or approximately $0.3 million, from approximately $5.5 million for the same period in fiscal 2025, to approximately $5.1 million for the three months ended June 30, 2025. The decrease was primarily due to lower stock-based compensation expenses and lower expenses on repair and maintenance.

Other expenses, net. Other expenses, net were approximately $307,000 for the three months ended June 30, 2025, as compared to other expenses, net of approximately $426,000 for the same period in fiscal 2025. The decrease was primarily due to lower interest rates and lower sales to customers with supply chain financing programs, which caused net interest expenses to be lower.

Income tax expenses. Income tax expenses for the three months ended June 30, 2025, were approximately $329,000 compared to income tax expenses of approximately $112,000 for the same period in fiscal 2025. The increase in the income tax expenses was mainly due to an increase in net profit in Jordan and Hong Kong subsidiaries, offsetting federal tax provision adjustment compared to the same period in fiscal 2025. The effective tax rate increased to 50.4% for the three months ended June 30, 2025, as compared to (8.9%) for the same period in fiscal 2025.

Net income/loss. Net income for the three months ended June 30, 2025, was approximately $0.3 million compared to net loss of approximately $1.4 million for the same period in fiscal 2025. The increase in net income was mainly attributable to lower import logistic costs as more shipments to Aqaba Port in Jordan resumed and a lower level of overtime work with better logistic and production planning, lower stock-based compensation expenses and lower expenses on repair and maintenance, as well as lower interest rates and lower sales to customers with supply chain financing programs resulting in less interest expenses comparing to last year.

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

As of June 30, 2025, we had cash of approximately $5.8 million and restricted cash of approximately $1.7 million compared to cash of approximately $13.3 million and restricted cash of approximately $1.7 million as of March 31, 2025. The total cash decreased mainly because more shipments were completed at the end of June 2025, and the receivables were not collected until early July 2025 through the supply chain financing programs of customers.

Our current assets as of June 30, 2025 were approximately $53.4 million and our current liabilities were approximately $18.8 million, which resulted in a ratio of approximately 2.8 to 1. Our current assets as of March 31, 2025 were approximately $54.4 million, and our current liabilities were approximately $19.8 million, which resulted in a current ratio of approximately 2.7 to 1.

The primary drivers in the decrease in current assets were lower cash balances attributable to some orders not shipped on time in mid-late June 2025 due to the disruption in export through Haifa Port in Israel. The primary driver in the decrease in current liabilities was lower accrual expenses and accounts payable.

Total equity as of June 30, 2025 was approximately $62.8 million compared to $62.9 million as of March 31, 2025.

We had net working capital of $34.6 million as of June 30, 2025 and March 31, 2025. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date this Quarterly Report is released.

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

Credit Facilities

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain types of import and export invoice financing up to an aggregate of $5.0 million, subject to certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over HIBOR for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of June 30, 2025 and March 31, 2025, we had $4.8 million and $4.5 million outstanding under this DBSHK facility, respectively.

Three months ended June 30, 2025 and 2024

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(6,478)	$(2,201)
Net cash used in investing activities	(715)	(387)
Net cash (used in) provided by financing activities	(379)	1,516
Effect of exchange rate changes on cash and restricted cash	10	9
Net decrease in cash and restricted cash	(7,562)	(1,063)
Cash and restricted cash, beginning of three-month period	15,064	14,037
Cash and restricted cash, end of three-month period	$7,502	$12,974

Operating Activities

Net cash used in operating activities was approximately $6.5 million for the three months ended June 30, 2025, compared to cash used in operating activities of approximately $2.2 million for the same period in fiscal 2025. For the three months ended June 30, 2025, the increase in net cash used in operating activities was primarily attributable to an increase in accounts receivable and a decrease in inventory, partially offset by higher net profit, and a decrease in accounts payable, summarized with the following factors:

●	a decrease in inventory of $0.4 million in the three months ended June 30, 2025, compared to a decrease of $6.5 million in the same period in fiscal 2025, resulting from the delay in some of the shipments in mid to late June 2025;

●	an increase in accounts receivable of $6.9 million in the three months ended June 30, 2025, compared to an increase of $4.0 million in the same period in fiscal 2025, resulting from shipment being switched to be exported from Aqaba Port in Jordan instead of Haifa Port in Israel. The change caused some delay in export sailing dates towards the end of June and the receivables for those invoices under supply chain financing programs were collected in early July 2025;

●	an increase in advance to suppliers of $0.3 million, compared to an increase of $0.1 million in the same period in fiscal 2025, resulting from the increase in orders from new and existing customers for the rest of fiscal 2026;

●	a decrease in accounts payable of $0.3 million in the three months ended June 30, 2025, compared to a decrease of $3.0 million in the same period in fiscal 2025; and

●	net income of $0.3 million in the three months ended June 30, 2025, comparing to net loss of $1.4 million in the same period in fiscal 2025.

For the three months ended June 30, 2025, the cash used in operating activities was primarily attributable to the increase in accounts receivable and the decreases in accrual expenses, accounts payable, and other payables.

Investing Activities

Net cash used in investing activities was approximately $0.7 million for the three months ended June 30, 2025, compared to approximately $0.4 million in the same period in fiscal 2025. The net cash used in investing activities during the three months ended June 30, 2025 and 2024 was mainly for purchases of property, plant, and machineries, and deposit payments for fixed assets.

Financing Activities

Net cash used in financing activities was approximately $0.4 million for the three months ended June 30, 2025, which was the net proceeds of short-term loan of $0.3 million and $0.6 million of dividend payment. Net cash provided by financing activities was approximately $1.5 million for the three months ended June 30, 2024, which was the net proceeds from short-term loan of $2.1 million and $0.6 million dividend payment in the period.

Statutory Reserves

In accordance with the corporate law in Jordan, subsidiaries of Jerash Holdings in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $0.4 million and $0.4 million as of June 30, 2025 and 2024, respectively.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of June 30, 2025 and 2024.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of June 30,
	2025	2024
Statutory Reserves	$414	$414
Total Restricted Net Assets	$414	$414
Consolidated Net Assets	$62,790	$62,927
Restricted Net Assets as Percentage of Consolidated Net Assets	0.66%	0.66%

Total restricted net assets accounted for approximately 0.66% of our consolidated net assets as of June 30, 2025. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves with the maximum reserve equal to 100% of the entity’s declared capital, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $0.7 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025, our capital expenditures in payments for additional plant and machinery were approximately $0.7 million. For the three months ended June 30, 2024, payments for additional plant and machinery and construction of properties amounted to approximately $370,000 and $15,000, respectively.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of June 30, 2025, concluded that our disclosure controls and procedures were ineffective as of that date based on reasons set forth below. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of March 31, 2024, our internal control over financial reporting was not effective because there were ineffective information technology general controls in the areas of privileged user access and the review of user access over certain information technology systems that support our financial reporting processes.

Although some remedial actions have been implemented to address the issues, in the annual report for fiscal 2025 filed on June 26, 2025, the management concluded that, as of March 31, 2025, our internal control over financial reporting was still ineffective as some of the control deficiencies surrounding the information technology environment were not sufficiently remediated.

Remedial actions have then been implemented to address some of the issues. However, in the assessment in fiscal 2026, the management still concluded that, as of June 30, 2025, our internal control over financial reporting was not effective because the implementation was still in its preliminary stage and it needs more time for managerial review and fine-tuning before the management could conclude that the remedial actions are sufficient and the internal controls are effective.

The Company has put in more resources to strengthen the internal control environment and plans to enhance the management information systems. As of the date of this report, we have implemented measures to address the weaknesses by:

-	Conducting a comprehensive review and strengthened processes on user authorization, access log control, password control mechanism, and documentation of control procedures for the information technology systems supporting our financial reporting processes. The improved processes would also include features including providing audit trails to evident the controls.

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

Changes in Internal Control Over Financial Reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	POS AM	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1+	Employment Contract, dated May 1, 2025, by and between Jerash Garments and Fashions Manufacturing Co., Ltd. and Wei Yang	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2025	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)