Form 10-Q
period 2025-09-30
Jerash Holdings (US), Inc.
filed 2025-11-12
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, there were 12,699,940 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2025

Contents

Part I	Financial Information	1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and March 31, 2025	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2025 and 2024	2

	Unaudited Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended September 30, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2025 and 2024	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4	Controls and Procedures	30

Part II	Other Information	32

Item 1	Legal Proceedings	32

Item 1A	Risk Factors	32

Item 2	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	32

Item 3	Defaults Upon Senior Securities	32

Item 4	Mine Safety Disclosures	32

Item 5	Other Information	32

Item 6	Exhibits	32

Signatures		34

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	March 31, 2025
	(Unaudited)

ASSETS
Current Assets:
Cash	$12,002,314	$13,346,791
Accounts receivable, net	5,798,578	3,076,074
Inventories	26,256,890	27,704,829
Prepaid expenses and other current assets	3,500,397	3,648,321
Advances to suppliers, net	7,995,085	6,644,194
Total Current Assets	55,553,264	54,420,209

Restricted cash - non-current	1,700,539	1,717,248
Long-term deposits	379,283	464,934
Property, plant, and equipment, net	24,667,532	25,023,681
Goodwill	499,282	499,282
Operating lease right of use assets	535,512	850,172
Total Assets	$83,335,412	$82,975,526

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$5,176,438	$4,512,462
Accounts payable	7,755,534	6,507,308
Accrued expenses	4,075,252	4,342,436
Income tax payable - current	865,161	1,305,386
Uncertain tax provision	-	175,290
Other payables	1,502,010	2,149,185
Deferred revenue	691,264	487,004
Operating lease liabilities - current	314,685	339,699
Total Current Liabilities	20,380,344	19,818,770

Deferred tax liabilities, net	120	120
Operating lease liabilities - non-current	109,056	287,527
Total Liabilities	20,489,520	20,106,417

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,939,418 shares issued; 12,699,940 shares outstanding as of September 30, 2025 and March 31, 2025, respectively	12,939	12,939
Additional paid-in capital	26,126,330	25,674,835
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	413,821	413,821
Retained earnings	37,907,188	38,396,901
Accumulated other comprehensive loss	(520,773)	(513,122)
Total Jerash Holdings (US), Inc. Stockholders’ Equity	62,770,459	62,816,328

Noncontrolling interest	75,433	52,781
Total Equity	62,845,892	62,869,109

Total Liabilities and Equity	$83,335,412	$82,975,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Revenue, net	$41,968,534	$40,240,127	$81,597,842	$81,175,843
Cost of goods sold	35,678,854	33,182,244	69,219,282	69,478,089
Gross Profit	6,289,680	7,057,883	12,378,560	11,697,754

Selling, general, and administrative expenses	4,971,466	5,449,386	9,878,681	10,449,130
Stock-based compensation expenses	228,826	474,088	451,495	943,023
Total Operating Expenses	5,200,292	5,923,474	10,330,176	11,392,153

Income from Operations	1,089,388	1,134,409	2,048,384	305,601

Other Income (Expenses):
Interest expenses	(493,482)	(503,149)	(849,330)	(983,352)
Other income, net	37,153	139,166	86,467	193,201
Total other expenses, net	(456,329)	(363,983)	(762,863)	(790,151)

Net income (loss) before provision for income taxes	633,059	770,426	1,285,521	(484,550)

Income tax expenses	153,756	105,877	482,588	217,598

Net income (loss)	479,303	664,549	802,933	(702,148)

Net (gain) loss attributable to noncontrolling interest	(17,698)	(9,261)	(22,652)	12,220
Net income (loss) attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$461,605	$655,288	$780,281	$(689,928)

Net income (loss)	$479,303	$664,549	$802,933	$(702,148)
Other Comprehensive Income (Loss):
Foreign currency translation (loss) gain	(17,215)	7,583	(7,651)	16,496
Total Comprehensive Income (Loss)	462,088	672,132	795,282	(685,652)
Comprehensive (income) loss attributable to noncontrolling interest	(17,698)	(9,261)	(22,652)	12,220
Comprehensive Income (Loss) Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$444,390	$662,871	$772,630	$(673,432)

Earnings (Loss) Per Share Attributable to Common Stockholders:
Basic and diluted	$0.04	$0.05	$0.06	$(0.06)

Weighted Average Number of Shares
Basic	12,699,940	12,294,840	12,699,940	12,294,840
Diluted	13,174,524	12,460,241	13,125,459	12,294,840

Dividend per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	(Loss)	interest	Equity
Balance at March 31, 2024	-	$-	12,534,318	$12,534	$23,917,094	$(1,169,046)	$413,821	$41,704,238	$(492,319)	$44,341	$64,430,663

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	943,023	-	-	-	-	-	943,023
Net loss	-	-	-	-	-	-	-	(689,928)	-	(12,220)	(702,148)
Dividend payments	-	-	-	-	-	-	-	(1,229,484)	-	-	(1,229,484)
Foreign currency translation gain	-	-	-	-	-	-	-	-	16,496	-	16,496

Balance at September 30, 2024 (unaudited)	-	$-	12,534,318	$12,534	$24,860,117	$(1,169,046)	$413,821	$39,784,826	$(475,823)	$32,121	$63,458,550

Balance at March 31, 2025	-	$-	12,939,418	$12,939	$25,674,835	$(1,169,046)	$413,821	$38,396,901	$(513,122)	$52,781	$62,869,109

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	451,495	-	-	-	-	-	451,495
Net income	-	-	-	-	-	-	-	780,281	-	22,652	802,933
Dividend payments	-	-	-	-	-	-	-	(1,269,994)	-	-	(1,269,994)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(7,651)	-	(7,651)

Balance at September 30, 2025 (unaudited)	-	$-	12,939,418	$12,939	$26,126,330	$(1,169,046)	$413,821	$37,907,188	$(520,773)	$75,433	$62,845,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	(Loss)	interest	Equity
Balance at June 30, 2024 (unaudited)	-	$-	12,534,318	$12,534	$24,386,029	$(1,169,046)	$413,821	$39,744,280	$(483,406)	$22,860	$62,927,072

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	474,088	-	-	-	-	-	474,088
Net income	-	-	-	-	-	-	-	655,288	-	9,261	664,549
Dividend payment	-	-	-	-	-	-	-	(614,742)	-	-	(614,742)
Foreign currency translation gain	-	-	-	-	-	-	-	-	7,583	-	7,583

Balance at September 30, 2024 (unaudited)	-	$-	12,534,318	$12,534	$24,860,117	$(1,169,046)	$413,821	$39,784,826	$(475,823)	$32,121	$63,458,550
Balance at June 30, 2025 (unaudited)	-	$-	12,939,418	$12,939	$25,897,504	$(1,169,046)	$413,821	$38,080,580	$(503,558)	$57,735	$62,789,975

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	228,826	-	-	-	-	-	228,826
Net income	-	-	-	-	-	-	-	461,605	-	17,698	479,303
Dividend payment	-	-	-	-	-	-	-	(634,997)	-	-	(634,997)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(17,215)	-	(17,215)

Balance at September 30, 2025 (unaudited)	-	$-	12,939,418	$12,939	$26,126,330	$(1,169,046)	$413,821	$37,907,188	$(520,773)	$75,433	$62,845,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$802,933	$(702,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,506,793	1,209,053
Stock-based compensation expenses	451,495	943,023
Credit loss	-	16,768
Amortization of operating lease right-of-use assets	316,722	300,559

Changes in operating assets:
Accounts receivable	(2,722,504)	(392,484)
Inventories	1,447,940	7,034,774
Prepaid expenses and other current assets	147,924	(470,777)
Advances to suppliers	(1,350,891)	(2,942,296)
Changes in operating liabilities:
Accounts payable	1,248,225	(1,945,505)
Accrued expenses	(267,184)	(520,948)
Other payables	(647,175)	133,937
Deferred revenue	204,260	1,112,963
Operating lease liabilities	(205,547)	(238,237)
Income tax payable	(614,713)	(1,112,062)
Net cash provided by operating activities	318,278	2,426,620

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(844,401)	(348,238)
Payments for construction of properties	-	(270,599)
Payment for long-term deposits	(209,543)	(317,386)
Net cash used in investing activities	(1,053,944)	(936,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(1,269,994)	(1,229,484)
Repayment from short-term loan	(10,003,284)	(5,566,040)
Proceeds from short-term loan	10,667,260	9,136,277
Net cash (used in) provided by financing activities	(606,018)	2,340,753

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	(19,502)	16,018

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(1,361,186)	3,847,168

CASH AND RESTRICTED CASH, BEGINNING OF THE PERIOD	15,064,039	14,036,867

CASH AND RESTRICTED CASH, END OF THE PERIOD	$13,702,853	$17,884,035

CASH AND RESTRICTED CASH, END OF THE PERIOD	$13,702,853	$17,884,035
LESS: NON-CURRENT RESTRICTED CASH	1,700,539	1,545,457
CASH, END OF THE PERIOD	$12,002,314	$16,338,578

Supplemental disclosure information:
Cash paid for interest	$849,330	$983,352
Income tax paid	$1,105,128	$1,329,150

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$295,195	$262,017
Operating lease right of use assets obtained in exchange for operating lease obligations	$-	$67,512

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

Jerash Newtech (Hong Kong) Holdings Limited (“Jerash Newtech”) is a joint venture company established in Hong Kong on November 3, 2023. On October 10, 2023, Treasure Success and Newtech Textile (HK) Limited entered into a Joint Venture and Shareholder’s Agreement to establish a new joint venture for the establishment of a fabric facility in Jordan. On November 3, 2023, Jerash Newtech was established according to the aforementioned Joint Venture and Shareholder’s Agreement. Treasure Success owns 51% of the equity interests in Jerash Newtech. The declared capital of Jerash Newtech is US$100,000. On August 20, 2025, Treasure Success and Newtech Textile (HK) Limited attended a meeting of shareholders of Jerash Newtech and agreed to and authorized an application to be made for the deregistration of Jerash Newtech.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2025 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Operating results for the three and six months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending March 31, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its wholly owned subsidiaries, and two non-wholly owned subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity interests in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity-classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B and Jerash Newtech through its wholly owned subsidiary, Treasure Success. The Company consolidates J&B and Jerash Newtech and reports noncontrolling interest to reflect the portion of their equity that is not attributable to the Company as the controlling shareholder. As of September 30, 2025 and 2024, noncontrolling interest was $75,433 and $32,121, respectively.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of September 30, 2025 and March 31, 2025, the Company had no cash equivalents.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors that may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three and six months ended September 30, 2025 and 2024.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of September 30, 2025 and March 31, 2025, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the three and six months ended September 30, 2025 and 2024.

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

The Company applies the “distinct” guidance in ASC 606-10-25-19 through ASC 606-10-25-22 to identify the specified goods or services. The Company evaluates the indicators in ASC 606-10-55-39 along with all relevant facts and circumstances in relation to our assessment. As the Company is primarily responsible for fulfilling the promise to provide the specified good and service; the Company has inventory risk before the specified good or service has been transferred to a customer, or after transfer of control to the customer; and the Company has discretion in establishing the prices for the specified goods or service, the Company concluded that it is the principal of the sales transactions and revenue should be recognized on a gross basis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company does not have any contract assets since the Company recognizes accounts receivable and revenue for the transfer of promised goods to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment to the accounts receivable from customers is not contingent on a future event. The Company had contract liabilities of $691,264 and $487,004 as of September 30, 2025 and March 31, 2025, respectively. As of September 30, 2025, $691,264 deferred revenue was expected to be recognized within fiscal 2026.

Segment

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. Chief Operational Decision Makers (“CODM”), including Chief Executive Officer and Chief Financial Officer, are making operating decisions and assessing performance as the source for determining the Company’s reportable segments. CODM reviews operation results on the consolidated revenue, gross profit, selling, general, and administrative expenses, interest expenses, share based payment expense, and net income or loss regularly. In selling, general, and administration expense, CODM reviews staff payroll and other related expenses, inventory export and related costs, depreciation, and others major items. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 15—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $902,522 and $1,370,698 for the three months ended September 30, 2025 and 2024, respectively. Total shipping and handling expenses were $1,512,734 and $1,971,143 for the six months ended September 30, 2025 and 2024, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success, Ever Winland, J&B, and Jerash Newtech are registered in Hong Kong and are subject to Profits Tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 20% plus a 1% social contribution starting effective from January 1, 2024.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income and Sales Taxes (continued)

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this filing, the Company is current on all corporate, federal, and state tax returns. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and March 31, 2025, uncertain tax provision was $nil and $175,290, respectively.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, Ever Winland, J&B, and Jerash Newtech, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as the functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) as incurred, and the total amount of transaction gains and losses were immaterial for the three and six months ended September 30, 2025 and 2024.

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

	September 30, 2025	March 31, 2025
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8002	US$1=HKD7.7790
	US$1=CNY7.1198	US$1=CNY7.2572
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8002	US$1=HKD7.7925
	US$1=CNY7.1939	US$1=CNY7.2150

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2025 and March 31, 2025 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of September 30, 2025 and March 31, 2025, respectively, $5,747,704 and $4,883,906 of the Company’s cash were on deposit at financial institutions in Jordan, where a maximum amount of JOD 50,000 (approximately $71,000) bank deposits are insured by each member bank under Jordan Deposit Insurance Corporation Law in the event of bank failure. As of September 30, 2025 and March 31, 2025, respectively, $100,202 and $246,394 of the Company’s cash were on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to approximately $70,200) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of September 30, 2025 and March 31, 2025, respectively, $7,761,061 and $9,871,227 of the Company’s cash were on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of September 30, 2025 and March 31, 2025, respectively, $67,182 and $48,274 of the Company’s cash were on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three and six months ended September 30, 2025, two customers accounted for 60% and 12%, and 62% and 12% of the Company’s total revenue, respectively. For the three and six months ended September 30, 2024, one customer accounted for 68% and 70% of the Company’s total revenue, respectively. As of September 30, 2025, four end-customers accounted for 30%, 20%, 13%, and 12%, respectively, of the Company’s total accounts receivable balance. As of March 31, 2025, four end-customers accounted for 24%, 23%, 16%, and 11%, respectively, of the Company’s total accounts receivable balance.

For the three months and six months ended September 30, 2025, the Company purchased approximately 14% and 12% of its total purchase in garments and raw materials from one major supplier, respectively. For the three and six months ended September 30, 2024, the Company purchased approximately 10% and 11% of its total purchase in garments and raw materials from one major supplier, respectively. As of September 30, 2025, accounts payable to the Company’s three major suppliers accounted for 12%, 10%, and 10% of the total accounts payable balance, respectively. As of March 31, 2025, accounts payable to the Company’s three major suppliers accounted for 24%, 12%, and 11% of the total accounts payable balance, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of September 30, 2025 (Unaudited)	As of March 31, 2025
Trade accounts receivable	$5,798,578	$3,076,074
Less: allowances for credit loss	-	-
Accounts receivable, net	$5,798,578	$3,076,074

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of September 30, 2025 (Unaudited)	As of March 31, 2025
Raw materials	$13,077,999	$13,101,508
Work-in-progress	1,685,979	2,888,090
Finished goods	11,492,912	11,715,231
Total inventory	$26,256,890	$27,704,829

As of September 30, 2025 and March 31, 2025, the Company had $nil inventory valuation reserve as the Company arranged its inventory based on 98.7% and 98.2% with actual orders received, respectively. As of September 30, 2025 and March 31, 2025, 1.3% and 1.8% of inventories on hand associated with garment sample and personal protective equipment orders, respectively.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

Advances to suppliers consisted of the following:

	As of September 30, 2025 (Unaudited)	As of March 31, 2025
Advance to suppliers	$7,995,085	$6,644,194
Less: allowances for impairment	-	-
Advances to suppliers, net	$7,995,085	$6,644,194

NOTE 7 – LEASES

The Company had 39 operating leases for manufacturing facilities, offices, and staff dormitories as of September 30, 2025. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

	As of September 30, 2025 (Unaudited)	As of March 31, 2025
Operating lease right of use assets	$535,512	$850,172

Operating lease liabilities – current	$314,685	$339,699
Operating lease liabilities – non-current	109,056	287,527
Total operating lease liabilities	$423,741	$627,226

The weighted average remaining lease terms and discount rates for all of operating leases were as follows:

Remaining lease term and discount rate:

	For the period ended
	September 30, 2025 (Unaudited)	March 31, 2025
Weighted average remaining lease term (years)	1.3	1.6

Weighted average discount rate	6.25%	6.25%

During the three months ended September 30, 2025 and 2024, the Company incurred total operating lease expenses of $556,386 and $607,784, respectively. During the six months ended September 30, 2025 and 2024, the Company incurred total operating lease expenses of $1,138,984 and $1,256,025, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of September 30, 2025:

2026	$240,815
2027	307,930
2028	9,295
2029	-
2030	-
Thereafter	-
Total lease payments	558,040
Less: imputed interest	(22,528)
Less: prepayments	(111,771)
Present value of lease liabilities	$423,741

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of September 30, 2025 (Unaudited)	As of March 31, 2025
Land	$2,200,334	$2,200,334
Property and buildings	21,167,432	21,158,457
Equipment and machinery	14,547,763	13,540,863
Office and electric equipment	1,531,537	1,484,093
Automobiles	1,383,978	1,382,946
Leasehold improvements	4,608,488	4,513,590
Subtotal	45,439,532	44,280,283
Less: Accumulated depreciation and amortization	(20,772,000)	(19,256,602)
Property, plant, and equipment, net	$24,667,532	$25,023,681

For the three months ended September 30, 2025 and 2024, depreciation and amortization expenses were $763,006 and $596,294, respectively. For the six months ended September 30, 2025 and 2024, depreciation and amortization expenses were $1,506,793 and $1,209,053, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of September 30, 2025 and March 31, 2025. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,699,940 shares of common stock outstanding as of September 30, 2025 and March 31, 2025.

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

Dividends

During the six months ended September 30, 2025, the Board of Directors declared a cash dividend of $0.05 per share of common stock on May 20, 2025 and August 8, 2025, respectively. The cash dividends of $634,997 each were paid in full on June 6, 2025 and August 29, 2025, respectively.

During the fiscal year ended March 31, 2025, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 5, 2025, November 8, 2024, August 5, 2024, and May 21, 2024, respectively. Four cash dividends of $614,742 each were paid in full on February 25, 2025, November 29, 2024, August 23, 2024, and June 7, 2024, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. As of September 30, 2025, the Company had 121,310 shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding as of March 31, 2025	150,000	$6.25
Granted	-	-
Exercised	-	-
Expired	-	-
Stock options outstanding as of September 30, 2025	150,000	$6.25

All these outstanding options were fully vested and exercisable. As of September 30, 2025, there were 150,000 stock options outstanding. The weighted average remaining life of the options is 3.3 years.

Restricted Stock Units

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. 405,100 RSUs were vested and additional shares were issued as of March 31, 2025.

On March 25, 2024, the Board of Directors approved the grant of 915,040 RSUs under the Plan to 35 executive officers and employees of the Company, with a three-year vesting period. The fair value of these RSUs on March 25, 2024 was $2,745,120, based on the market price of the Company’s common stock as of the date of the grant. As of September 30, 2025, there were $1,343,105 unrecognized stock-based compensation expenses to be recognized through March 2027 and 907,840 RSUs remained outstanding.

RSU activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding as of March 31, 2025	911,440	$3.00
Granted	-	-
Vested	-	-
Forfeited	(3,600)	3.00
RSUs outstanding as of September 30, 2025	907,840	3.00

Total expenses related to the RSUs issued were $228,826 and $474,088 for the three months ended September 30, 2025 and 2024, respectively. Total expenses related to the RSUs issued were $451,495 and $943,023 for the six months ended September 30, 2025 and 2024, respectively.

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

Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $150,000 for the three and six months ended September 30, 2025 and 2024.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $150,000 for the three and six months ended September 30, 2025 and 2024.

NOTE 12 – CREDIT FACILITIES

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. In March 2024, the Company joined a supply chain financing program with one additional customer. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2025 and 2024, the early payment charge was $434,425 and $467,214, respectively. For the six months ended September 30, 2025 and 2024, the early payment charge was $726,509 and $878,051, respectively.

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

As of September 30, 2025 and March 31, 2025, the Company had $4,928,918 and $4,512,462 outstanding under the DBSHK facility and the weighted average interest rate was 5.5% and 6.3%, respectively. The DBSHK facility is reviewed annually.

On July 31, 2025, Bank al Etihad offered to provide a credit facility of up to $6.0 million to Jerash Garments. Pursuant to the facility, Bank al Etihad agreed to finance import invoices of up to $6.0 million, with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate at the Prime Lending Rate announced by Bank al Etihad, currently 8% per annum. As of September 30, 2025, the Company had $247,520 outstanding under the Bank al Etihad facility. The Bank al Etihad facility is reviewed annually.

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

For the three months ended September 30, 2025, the net income or (loss) generated by J&B and Jerash Newtech was $37,170 and $(1,052), respectively. For the three months ended September 30, 2024, the net income or (loss) generated by J&B and Jerash Newtech was $19,948 and $(1,048) respectively.

For the six months ended September 30, 2025, the net income or (loss) generated by J&B and Jerash Newtech was $48,330 and $(2,100), respectively. For the six months ended September 30, 2024, the net (loss) suffered by J&B and Jerash Newtech was $(23,537) and $(1,402), respectively.

Noncontrolling interest as of September 30, 2025 in J&B and Jerash Newtech was $32,326 and $43,107, respectively.

On June 16, 2025, Treasure Success and P.T. Eratex (Hong Kong) Limited attended a meeting of shareholders of J&B and approved the termination of J&B’s business operations and the dissolution of J&B, which is expected to complete in April 2027.

On August 20, 2025, Treasure Success and Newtech Textile (HK) Limited attended a meeting of shareholders of Jerash Newtech and agreed to and authorized an application to be made for the deregistration of Jerash Newtech.

NOTE 14 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended September 30, 2025 and 2024. As of September 30, 2025, 1,057,840 RSUs and stock options were outstanding. For the three months ended September 30, 2025 and 2024, stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the six months ended September 30, 2025 and 2024, all RSUs and stock options were excluded from the EPS calculation as the result would be anti-dilutive.

	Three Months Ended September 30, (Unaudited)		Six Months Ended September 30, (Unaudited)
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$461,605	$655,288	$780,281	$(689,928)

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,699,940	12,294,840	12,699,940	12,294,840
Dilutive securities – RSUs	474,584	165,401	425,519	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	13,174,524	12,460,241	13,125,459	12,294,840
Basic and diluted earnings (loss) per share	$0.04	$0.05	$0.06	$(0.06)

NOTE 15 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The amendment of ASC 280 requires incremental disclosures in annual and interim periods to reportable segments and clarifies entities with a single reportable segment are also required to provide new disclosures in significant segment expenses, profit and loss, assets, and other segment items for better understanding company business activities and overall financial performance and assess potential future cash flow for the business. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. CODM, including Chief Executive Officer and Chief Financial Officer, reviews operation results on the consolidated revenue, gross profit, selling, general, and administrative expenses, and net income or loss. In selling, general, and administration expenses, CODM reviews staff payroll and other related expenses, inventory export and related costs, deprecation, and other major items. Based on CODM’s assessment, the Company has determined that it has only one operating segment as defined by amended ASC 280. The following table summarizes the operating results reviewed by CODM.

	For the Three Months Ended September 30, (Unaudited)		For the Six Months Ended September 30, (Unaudited)
	2025	2024	2025	2024

Revenue	$41,968,534	$40,240,127	$81,597,842	$81,175,843
Less: Cost of goods sold	35,678,854	33,182,244	69,219,282	69,478,089
Gross profit	6,289,680	7,057,883	12,378,560	11,697,754

Other income	37,153	139,166	86,467	193,201

Expenses
Staff payroll and other related cost	2,049,876	2,052,759	4,274,798	4,214,091
Inventory export and related cost	902,522	1,370,698	1,512,734	1,971,143
Depreciation	115,490	115,201	232,485	231,569
Other selling, general, and administrative expenses	1,903,578	1,910,728	3,858,664	4,032,327
Total selling, general, and administrative expenses	4,971,466	5,449,386	9,878,681	10,449,130
Stock-based compensation expenses	228,826	474,088	451,495	943,023
Interest expenses	493,482	503,149	849,330	983,352
Total expenses	5,693,774	6,426,623	11,179,506	12,375,505

Net income (loss) before provision for income taxes	$633,059	$770,426	$1,285,521	$(484,550)

Other selling, general, and administrative expenses include consultancy fees and director remunerations, audit and professional fees, staff travelling and transportation expenses, rental, and general office expenses.

NOTE 15 – SEGMENT REPORTING (continued)

The Company’s major product is outerwear. For the three months ended September 30, 2025 and 2024, outerwear accounted for approximately 90.9% and 88.2% of the total revenue, respectively. For the six months ended September 30, 2025 and 2024, outerwear accounted for approximately 86.4% and 89.3% of the total revenue, respectively.

The following table summarizes sales by geographic areas for the three months ended September 30, 2025 and 2024, respectively.

	For the Three Months Ended September 30,
	(Unaudited)
	2025	2024
United States	$37,278,834	$34,531,202
China	3,276,108	2,942,140
Hong Kong	608	316,001
Germany	793,525	822,116
Jordan	474,161	989,462
Others	145,298	639,206
Total	$41,968,534	$40,240,127

The following table summarizes sales by geographic areas for the six months ended September 30, 2025 and 2024, respectively.

	For the Six Months Ended September 30,
	(Unaudited)
	2025	2024
United States	$69,330,852	$71,565,600
China	8,972,549	4,222,712
Hong Kong	430,895	544,990
Germany	1,330,572	1,942,179
Jordan	929,906	1,729,719
Others	603,068	1,170,643
Total	$81,597,842	$81,175,843

As of September 30, 2025 and March 31, 2025, there were 75.7% and 23.3%, and 75.7% and 23.7%, of long-lived assets were located in Jordan and Hong Kong, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of September 30, 2025, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES (continued)

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act imposed tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. Additionally, under the provisions of the Tax Act, for taxable years beginning after December 31, 2017, the foreign earnings of Jerash Garments and its subsidiaries are subject to U.S. taxation at the Jerash Holdings level under the new Global Intangible Low-Taxed Income (“GILTI”) regime. All Toll Charge had been paid as of September 30, 2025.

The Company tax provision or benefit from income taxes for interim periods is determined using an estimate of Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates the estimate of annual effective rate and a cumulative adjustment is made if the estimated tax rate changed. For the three months ended September 30, 2025 and 2024, the Company’s consolidated effective tax rate was 24.3% and 13.7%, respectively. For the six months ended September 30, 2025 and 2024, the Company’s consolidated effective tax rate was 37.5% and (44.9%), respectively. The Company’s consolidated effective tax differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments. As of September 30, 2025 and March 31, 2025, there were $nil and $175,290 uncertain tax positions, respectively. The Company amended uncertain tax provision of $25,261, including penalties and interest, during the six months ended September 30, 2025.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of September 30, 2025, and events which occurred subsequent to September 30, 2025 but were not recognized in the condensed consolidated financial statements. The Company has determined that there were no subsequent events that required recognition, adjustment to, or disclosure in the condensed consolidated financial statements, except for the following:

On November 7, 2025, the Board of Directors approved the payment of a dividend of $0.05 per share.

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

Results of Operations

Three months ended September 30, 2025 and 2024

The following table summarizes the results of our operations during the three-month periods ended September 30, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$41,969	100%	$40,240	100%	$1,729	4%
Cost of goods sold	35,679	85%	33,182	82%	2,497	8%
Gross profit	6,290	15%	7,058	18%	(768)	(11)%
Selling, general, and administrative expenses	4,972	12%	5,450	14%	(478)	(9)%
Stock-based compensation expenses	229	0%	474	1%	(245)	(52)%
Other expenses, net	456	1%	364	1%	92	25%
Net income before taxation	633	2%	770	2%	(137)	(18)%
Income tax expenses	154	0%	106	0%	48	45%
Net income	$479	1%	$664	2%	$(185)	(28)%

Revenue. Revenue increased by approximately $1.7 million, or 4%, to $42.0 million, for the three months ended September 30, 2025, from approximately $40.2 million for the same period in fiscal 2025. The increase was mainly due to an increase in shipments to the U.S. resulting from a more diverse customer base in fiscal 2026.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended September 30, 2025 and 2024.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$25,203	60%	$27,192	68%
New Balance	4,943	12%	3,524	9%
Suzhou Unitex	2,342	6%	2,941	7%
American Eagle Outfitter	2,107	5%	880	2%
G-III	1,969	5%	1,695	4%
Acushnet	934	2%	-	-%
Hugo Boss	794	2%	822	2%
Others	3,677	8%	3,186	8%
Total	$41,969	100%	$40,240	100%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$37,279	89%	$34,531	86%	$2,748	8%
China (including Hong Kong)	3,277	8%	3,258	8%	19	1%
Germany	794	2%	822	2%	(28)	(3)%
Jordan	474	1%	990	2%	(516)	(52)%
Others	145	0%	639	2%	(494)	(77)%
Total	$41,969	100%	$40,240	100%	$1,729	4%

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

The increase of approximately 8% in sales to the U.S. during the three months ended September 30, 2025, was mainly attributable to our effort on diversification of customer base in the region, which resulted in increases in demands in most of our top U.S. customers in the period.

During the three months ended September 30, 2025, aggregate sales to China, Germany, Jordan, and other locations decreased by 18% from $5.7 million to $4.7 million from the same period last year. This decrease was mainly because more capacity has been devoted to U.S. orders.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $2.5 million, or 8%, to approximately $35.7 million, for the three months ended September 30, 2025, from approximately $33.2 million for the same period in fiscal 2025. As a percentage of revenue, the cost of goods sold increase by approximately 3 percentage points, from 82% for the same period in fiscal 2025 to 85% for the three months ended September 30, 2025. The increase in the cost of goods sold as a percentage of revenue was primarily attributable to catch-up production of some outerwear orders that carried higher margin, which were originally schedule for the first quarter of fiscal 2025 and deferred to the second quarter of fiscal 2025. For the three months ended September 30, 2025, the production and shipments were back to normal level that on average produced lower profit margins.

For the three months ended September 30, 2025 and 2024, we purchased 14% and 10% of our total purchase in garments and raw materials from one major supplier, respectively.

Gross profit margin. Gross profit margin was approximately 15% for the three months ended September 30, 2025, which decreased by 3 percentage points from approximately 18% for the same period in fiscal 2025. The decrease in gross profit margin was primarily driven by one-off higher margin outerwear orders originally scheduled for the first quarter of fiscal 2025 and deferred to the second quarter of fiscal 2025.

Operating expenses. Operating expenses decreased by 12%, or approximately $0.7 million, from approximately $5.9 million for the three months ended September 30, 2024, to approximately $5.2 million for the three months ended September 30, 2025. The decrease was primarily due to better control of export costs and lower stock-based compensation expenses in fiscal 2026.

Other expenses, net. Other expenses, net were approximately $456,000 for the three months ended September 30, 2025, as compared to other expenses, net of approximately $364,000 for the same period in fiscal 2025. The increase was primarily due to an increase in financing needs to fund growth in business, which was in turn, due to less interest income from fixed term deposits.

Income tax expenses. Income tax expenses for the three months ended September 30, 2025, were approximately $154,000 compared to income tax expenses of approximately $106,000 for the same period in fiscal 2025. The increase in the income tax expenses was mainly due to the increase in operating profit of Treasure Success, related to the inclusion of Subpart F income under the U.S. Internal Revenue Code, offset by uncertain tax provision, which was provided in the prior year and subsequently amended the overstatement of approximately $150,000 in fiscal 2026. The effective tax rate increased to 24.3% for the three months ended September 30, 2025, as compared to 13.7% for the three months ended September 30, 2024.

Net income. Net income for the three months ended September 30, 2025, was approximately $0.5 million compared to net income of approximately $0.7 million for the same period in fiscal 2025. The decrease in net income was mainly attributable to the different customer mix and product mix in fiscal 2025 that on average produced lower profit margins, partially offset by the decrease in operating expenses due to better control of export costs and lower stock-based compensation expenses in fiscal 2026.

Six months ended September 30, 2025 and 2024

The following table summarizes the results of our operations during the six-month periods ended September 30, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2025		Six Months Ended September 30, 2024		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$81,598	100%	$81,176	100%	$422	1%
Cost of goods sold	69,219	85%	69,478	86%	(259)	(0)%
Gross profit	12,379	15%	11,698	14%	681	6%

Selling, general, and administrative expenses	9,879	12%	10,449	13%	(570)	(5)%
Stock-based compensation expenses	451	0%	943	1%	(492)	(52)%
Other expenses, net	763	1%	790	1%	(27)	(3)%
Net income/(loss) before taxation	1,286	2%	(484)	(1)%	1,770	366%
Income tax expense	483	1%	218	0%	265	122%
Net income/(loss)	$803	1%	$(702)	(1)%	$1,505	214%

Revenue. Revenue increased by approximately $0.4 million, or 1%, to $81.6 million, for the six months ended September 30, 2025, from approximately $81.2 million for the same period in fiscal 2025. The slight increase was mainly due to the increase in the overall demand of most of our major customers following the Company’s effort in diversification of the customer base.

The following table outlines the dollar amount and percentage of total sales to our customers for the six months ended September 30, 2025 and 2024, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2025		Six Months Ended September 30, 2024
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$50,359	62%	$57,166	70%
New Balance	9,739	12%	7,590	9%
Suzhou Unitex	6,123	7%	4,219	5%
G-III	2,391	3%	1,725	2%
American Eagle Outfitter	2,184	3%	1,213	2%
Tharanco	1,382	2%	1,160	2%
Hugo Boss	1,331	2%	1,942	2%
Acushnet	1,197	1%	633	1%
Others	6,892	8%	5,528	7%
Total	$81,598	100%	$81,176	100%

(1)	A large portion of our products are sold under The North Face, Timberland and Vans brands that are owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2025		Six Months Ended September 30, 2024		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$69,331	85%	$71,566	88%	$(2,235)	(3)%
China (including Hong Kong)	9,403	11%	4,768	6%	4,635	97%
Germany	1,331	2%	1,942	2%	(611)	(31)%
Jordan	930	1%	1,730	2%	(800)	(46)%
Others	603	1%	1,170	2%	(567)	(48)%
Total	$81,598	100%	$81,176	100%	$422	1%

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

The decrease of approximately 3% in sales to the U.S. during the six months ended September 30, 2025, was mainly attributable to a decrease in shipments to our top customer in the period, which was partially compensated by the increases in shipments to our other customers in the U.S.

During the six months ended September 30, 2025, aggregate sales to China, Germany, Jordan, and other locations increased by 28% from approximately $9.6 million to $12.3 million from the same period last year due to higher demands of our capacity for the customers in those regions.

Cost of goods sold. In contrast to the increase in sales revenue, our cost of goods sold decreased by approximately $0.3 million, or 0.4%, to approximately $69.2 million, for the six months ended September 30, 2025, from approximately $69.5 million for the same period in fiscal 2025. As a percentage of revenue, the cost of goods sold decreased by approximately 1 percentage point to 85% for the six months ended September 30, 2025 from 86% for the same period in fiscal 2025. The decrease in cost of goods sold as a percentage of revenue was primarily attributable to better control of the import logistic costs and lower average production costs resulted from economy of scale.

For the six months ended September 30, 2025 and 2024, we purchased 12% and 11% of our garments and raw materials from one major supplier, respectively.

Gross profit margin. Gross profit margin was approximately 15% for the six months ended September 30, 2025, which increased by 1 percentage point from 14% for the same period in fiscal 2025. The increase in gross profit margin was primarily driven by better control of import costs and lowered average costs due to economy of scale.

Operating expenses. Operating expenses for the six months ended September 30, 2025 decreased by 9%, or approximately $1.1 million, to approximately $10.3 million, compared to the same period in fiscal 2025. The decrease was primarily due to better control of export costs, decrease in stock-based compensation expenses, and reduced spending in repair and maintenance in fiscal 2026.

Other expenses, net. Other expenses, net was approximately $763,000 for the six months ended September 30, 2025, as compared to other expenses, net of approximately $790,000 for the same period in fiscal 2025. The slight decrease was primarily due to more shipments completed around the end of September 2025 while the proceeds from certain customers’ supply chain financing programs were not processed by end of the quarter in fiscal 2026, resulting in relatively lower interest expense in current period.

Income tax expenses. Income tax expenses for the six months ended September 30, 2025 were approximately $0.5 million compared to income tax expenses of approximately $0.2 million for the same period in fiscal 2025. The increase in the income tax expenses was mainly due to increased operating profit of Treasure Success, related to the inclusion of Subpart F income under the U.S. Internal Revenue Code, offset of uncertain tax provision, which was provided in the prior year and subsequently amended the overstatement of approximately $150,000 in fiscal 2026. The effective tax rate increased to 37.5% for the six months ended September 30, 2025, as compared to (44.9%) for the six months ended September 30, 2024.

Net income/(loss). Net income for the six months ended September 30, 2025 was approximately $0.8 million compared to net loss of approximately $0.7 million for the same period in fiscal 2025. The increase in net income was mainly attributable the increase in the overall demand of most of our major customers, better control of import costs, and the lower average costs due to economy of scale.

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

As of September 30, 2025, we had cash of approximately $12.0 million and restricted cash of approximately $1.7 million compared to cash of approximately $13.3 million and restricted cash of approximately $1.7 million as of March 31, 2025. The decrease in total cash was mainly a result of higher accounts receivable due to more goods shipped around the end of September 2025 with advances to suppliers for shipments to be completed in the following quarters.

Our current assets as of September 30, 2025 were approximately $55.6 million and our current liabilities were approximately $20.4 million, which resulted in a ratio of approximately 2.7 to 1. Our current assets as of March 31, 2025 were approximately $54.4 million, and our current liabilities were approximately $19.8 million, which resulted in a current ratio of approximately 2.7 to 1.

The primary drivers in the increase in current assets were the increase in accounts receivable due to more goods shipped around the end of September 2025 with advances to suppliers for shipments to be completed in the following quarters. The primary driver in the increase in current liabilities was the increase in accounts payable supporting the purchases for shipments in the following quarters.

Total equity as of September 30, 2025 was approximately $62.8 million compared to $62.9 million as of March 31, 2025.

We had net working capital of $35.2 million and $34.6 million as of September 30, 2025 and March 31, 2025, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date this Quarterly Report is released.

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

Credit Facilities

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain types of import and export invoice financing up to an aggregate of $5.0 million, subject to certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over HIBOR for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of September 30, 2025 and March 31, 2025, we had $4.9 million and $4.5 million outstanding under this DBSHK facility, respectively.

Bank al Etihad Credit Facility

On July 31, 2025, Bank al Etihad offered to provide a credit facility of up to $6.0 million to Jerash Garments. Pursuant to the facility, Bank al Etihad agreed to finance import invoices of up to $6.0 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate at the Prime Lending Rate announced by Bank al Etihad. As of September 30, 2025, the Company had $247,520 outstanding under the Bank al Etihad facility.

Six months ended September 30, 2025 and 2024

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$318	$2,426
Net cash used in investing activities	(1,054)	(936)
Net cash (used in) provided by financing activities	(606)	2,341
Effect of exchange rate changes on cash and restricted cash	(19)	16
Net (decrease) increase in cash and restricted cash	(1,361)	3,847
Cash and restricted cash, beginning of six-month period	15,064	14,037
Cash and restricted cash, end of six-month period	$13,703	$17,884

Operating Activities

Net cash provided by operating activities was approximately $0.3 million for the six months ended September 30, 2025, compared to approximately $2.4 million for the same period in fiscal 2025. The decrease in net cash provided by operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $1.4 million in the six months ended September 30, 2025, compared to a decrease of $7.0 million in the same period in fiscal 2025;

●	an increase in accounts receivable of $2.7 million in the six months ended September 30, 2025, compared to an increase of $0.4 million in the same period in fiscal 2025;

●	an increase in advance to suppliers of $1.4 million in the six months ended September 30, 2025, compared to an increase of $2.9 million in the same period in fiscal 2025;

●	an increase in accounts payable of $1.2 million in the six months ended September 30, 2025, compared to a decrease of $1.9 million in the same period in fiscal 2025; and

●	net income of $0.8 million in the six months ended September 30, 2025, compared to a net loss of $0.7 million in the same period in fiscal 2025.

Investing Activities

Net cash used in investing activities was approximately $1.1 million for the six months ended September 30, 2025, compared to approximately $0.9 million in the same period in fiscal 2025. The increase was primarily due to higher capital expenditure in property, plant, and equipment.

Financing Activities

Net cash used in financing activities was approximately $0.6 million for the six months ended September 30, 2025, which primarily consisted the payments of $1.3 million of dividend, partially offset by a slight increase in proceeds from short-term loans.  Net cash provided by financing activities was approximately $2.3 million for the six months ended September 30, 2024, which was the net effect of proceeds from short-term loans of approximately $3.6 million and the payments of $1.2 million of dividend.

Statutory Reserves

In accordance with the corporate law in Jordan, subsidiaries of Jerash Holdings in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $0.4 million as of September 30, 2025 and 2024.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of September 30, 2025 and 2024.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of September 30,
	2025	2024
Statutory Reserves	$414	$414
Total Restricted Net Assets	$414	$414
Consolidated Net Assets	$62,846	$63,459
Restricted Net Assets as Percentage of Consolidated Net Assets	0.66%	0.65%

Total restricted net assets accounted for approximately 0.66% of our consolidated net assets as of September 30, 2025. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $1.1 million and $0.9 million for the six months ended September 30, 2025 and 2024, for plant and machinery in both periods and the construction of a dormitory in fiscal 2025. For the six months ended September 30, 2025, our capital expenditures in payments for additional plant and machinery were approximately $1.1 million. For the six months ended September 30, 2024, payments for additional plant and machinery and the construction of a dormitory amounted to approximately $0.6 million and $0.3 million respectively.

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

We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We project that there will be an aggregate of approximately $7.8 million, $14.5 million, $16.5 million, $3.5 million and $2 million of capital expenditures, respectively, in each of the five fiscal years from the fiscal year ending March 31, 2026 to the fiscal year ending March 31, 2030, for further enhancement of production capacity to meet future sales growth based on the current market response and communication with key customers. The realization of these investments depends on the progress of our business development, including expanding our client base and securing increased commitments from existing customers. We have used cash generated from operations of our subsidiaries to fund our capital commitments in the past. Our capital expenditure plan is highly related to customer commitments and market responses to the demand of our capacity. If growth in demand is in line with our projection, other than cash generated from the operations of our subsidiaries, we may also obtain further bank financing and raise funds from the capital market to meet our capital expenditure plan and fund our capital commitments. As of the date of this report, no material commitment has been made for the capital expenditure projections above.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of September 30, 2025, concluded that our disclosure controls and procedures were effective as of that date.

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

Additional remedial actions have then been implemented to address the issues. In the assessment in fiscal 2026, the management concluded that, as of September 30, 2025, our internal control over financial reporting was effective after review and testing of the effectiveness of the remedial actions.

Our management has concluded that the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	POS AM	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1	Credit Facility Agreement dated July 31, 2025, by and between Bank al Etihad and Jerash Garments and Fashions Manufacturing Company Limited	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 2025	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)