Form 10-Q
period 2025-12-31
Jerash Holdings (US), Inc.
filed 2026-02-10
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 10, 2026, there were 12,699,940 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2025

Contents

Part I	Financial Information	1

Item 1	Financial Statements	1

	Condensed Consolidated Balance Sheets as of December 31, 2025 (Unaudited) and March 31, 2025	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2025 and 2024	2

	Unaudited Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended December 31, 2025 and 2024	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2025 and 2024	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4	Controls and Procedures	33

Part II	Other Information	34

Item 1	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	34

Item 3	Defaults Upon Senior Securities	34

Item 4	Mine Safety Disclosures	34

Item 5	Other Information	34

Item 6	Exhibits	35

Signatures		36

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$11,454,016	$13,346,791
Accounts receivable, net	7,831,553	3,076,074
Inventories	26,030,818	27,704,829
Prepaid expenses and other current assets	3,360,827	3,648,321
Advances to suppliers, net	8,092,421	6,644,194
Total Current Assets	56,769,635	54,420,209

Restricted cash - non-current	1,701,752	1,717,248
Long-term deposits	604,511	464,934
Property, plant, and equipment, net	23,995,370	25,023,681
Goodwill	499,282	499,282
Operating lease right of use assets	644,380	850,172
Total Assets	$84,214,930	$82,975,526
LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$9,339,758	$4,512,462
Accounts payable	3,587,871	6,507,308
Accrued expenses	3,963,303	4,342,436
Income tax payable - current	1,124,150	1,305,386
Uncertain tax provision	-	175,290
Other payables	1,888,950	2,149,185
Deferred revenue	294,616	487,004
Operating lease liabilities - current	180,040	339,699
Total Current Liabilities	20,378,688	19,818,770

Deferred tax liabilities, net	120	120
Operating lease liabilities - non-current	184,914	287,527
Total Liabilities	20,563,722	20,106,417

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	$-	$-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,939,418 shares issued; 12,699,940 shares outstanding as of December 31, 2025 and March 31, 2025, respectively	12,939	12,939
Additional paid-in capital	26,355,155	25,674,835
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	413,821	413,821
Retained earnings	38,442,766	38,396,901
Accumulated other comprehensive loss	(465,745)	(513,122)
Total Jerash Holdings (US), Inc. Stockholders’ Equity	63,589,890	62,816,328

Noncontrolling interest	61,318	52,781
Total Equity	63,651,208	62,869,109

Total Liabilities and Equity	$84,214,930	$82,975,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Revenue, net	$41,769,186	$35,384,737	$123,367,028	$116,560,580
Cost of goods sold	34,720,025	30,001,947	103,939,307	99,480,036
Gross Profit	7,049,161	5,382,790	19,427,721	17,080,544

Selling, general, and administrative expenses	4,877,501	4,200,975	14,756,182	14,650,105
Stock-based compensation expenses	228,825	474,088	680,320	1,417,111
Total Operating Expenses	5,106,326	4,675,063	15,436,502	16,067,216

Income from Operations	1,942,835	707,727	3,991,219	1,013,328

Other Income (Expenses):
Interest expenses	(393,190)	(364,939)	(1,242,520)	(1,348,291)
Other (expenses) income, net	(25,250)	113,240	61,217	306,441
Total other expenses, net	(418,440)	(251,699)	(1,181,303)	(1,041,850)

Net income (loss) before provision for income taxes	1,524,395	456,028	2,809,916	(28,522)

Income tax expenses	367,935	449,714	850,523	667,312

Net income (loss)	1,156,460	6,314	1,959,393	(695,834)

Net (loss) income attributable to noncontrolling interest	(14,115)	12,120	8,537	(100)
Net income (loss) attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$1,170,575	$(5,806)	$1,950,856	$(695,734)

Net income (loss)	$1,156,460	$6,314	$1,959,393	$(695,834)
Other Comprehensive Income (Loss):
Foreign currency translation income (loss)	55,028	(140,969)	47,377	(124,473)
Total Comprehensive Income (Loss)	1,211,488	(134,655)	2,006,770	(820,307)
Comprehensive (loss) income attributable to noncontrolling interest	(14,115)	12,120	8,537	(100)
Comprehensive Income (Loss) Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$1,225,603	$(146,775)	$1,998,233	$(820,207)

Earnings (Loss) Per Share Attributable to Common Stockholders:
Basic and diluted	$0.09	$(0.00)	$0.15	$(0.06)

Weighted Average Number of Shares
Basic	12,699,940	12,294,840	12,699,940	12,294,840
Diluted	13,221,380	12,294,840	13,158,039	12,294,840

Dividend per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Income (Loss)	interest	Equity
Balance at March 31, 2024	-	$-	12,534,318	$12,534	$23,917,094	$(1,169,046)	$413,821	$41,704,238	$(492,319)	$44,341	$64,430,663

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	1,417,111	-	-	-	-	-	1,417,111
Net loss	-	-	-	-	-	-	-	(695,734)	-	(100)	(695,834)
Dividend payments	-	-	-	-	-	-	-	(1,844,226)	-	-	(1,844,226)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(124,473)	-	(124,473)
Balance at December 31, 2024 (unaudited)	-	$-	12,534,318	$12,534	$25,334,205	$(1,169,046)	$413,821	$39,164,278	$(616,792)	$44,241	$63,183,241

Balance at March 31, 2025	-	$-	12,939,418	$12,939	$25,674,835	$(1,169,046)	$413,821	$38,396,901	$(513,122)	$52,781	$62,869,109

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	680,320	-	-	-	-	-	680,320
Net income	-	-	-	-	-	-	-	1,950,856	-	8,537	1,959,393
Dividend payments	-	-	-	-	-	-	-	(1,904,991)	-	-	(1,904,991)
Foreign currency translation income	-	-	-	-	-	-	-	-	47,377	-	47,377
Balance at December 31, 2025 (unaudited)	-	$-	12,939,418	$12,939	$26,355,155	$(1,169,046)	$413,821	$38,442,766	$(465,745)	$61,318	$63,651,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024 (UNAUDITED)

					Additional				Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Statutory	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Income (Loss)	interest	Equity
Balance at September 30, 2024 (unaudited)	-	$-	12,534,318	$12,534	$24,860,117	(1,169,046)	$413,821	$39,784,826	$(475,823)	$32,121	$63,458,550

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	474,088	-	-	-	-	-	474,088
Net (loss) income	-	-	-	-	-	-	-	(5,806)	-	12,120	6,314
Dividend payment	-	-	-	-	-	-	-	(614,742)	-	-	(614,742)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(140,969)	-	(140,969)
Balance at December 31, 2024 (unaudited)	-	$-	12,534,318	$12,534	$25,334,205	$(1,169,046)	$413,821	$39,164,278	$(616,792)	$44,241	$63,183,241

Balance at September 30, 2025 (unaudited)	-	$-	12,939,418	$12,939	$26,126,330	$(1,169,046)	$413,821	$37,907,188	$(520,773)	$75,433	$62,845,892

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	228,825	-	-	-	-	-	228,825
Net income (loss)	-	-	-	-	-	-	-	1,170,575	-	(14,115)	1,156,460
Dividend payment	-	-	-	-	-	-	-	(634,997)	-	-	(634,997)
Foreign currency translation income	-	-	-	-	-	-	-	-	55,028	-	55,028
Balance at December 31, 2025 (unaudited)	-	$-	12,939,418	$12,939	$26,355,155	$(1,169,046)	$413,821	$38,442,766	$(465,745)	$61,318	$63,651,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,959,393	$(695,834)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,274,388	1,968,992
Stock-based compensation expenses	680,320	1,417,111
Credit loss recovery, net	-	(17,054)
Amortization of operating lease right-of-use assets	451,890	447,646
Uncertain tax provision	-	(273,582)

Changes in operating assets:
Accounts receivable	(4,755,479)	(1,803,392)
Inventories	1,674,011	8,123,439
Prepaid expenses and other current assets	287,497	(930,084)
Advances to suppliers	(1,448,228)	(4,776,571)
Changes in operating liabilities:
Accounts payable	(2,919,438)	(2,452,154)
Accrued expenses	(379,132)	(335,251)
Other payables	(260,235)	(408,900)
Deferred revenue	(192,388)	48,442
Operating lease liabilities	(508,370)	(505,317)
Income tax payable	(355,724)	(388,766)
Net cash used in operating activities	(3,491,495)	(581,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(936,444)	(491,676)
Payments for construction of properties	-	(585,715)
Payment for long-term deposits	(435,650)	(594,442)
Net cash used in investing activities	(1,372,094)	(1,671,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(1,904,991)	(1,844,226)
Repayment from short-term loan	(16,118,301)	(9,288,656)
Proceeds from short-term loan	20,945,597	14,256,600
Net cash provided by financing activities	2,922,305	3,123,718

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	33,013	(124,559)

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(1,908,271)	746,051

CASH AND RESTRICTED CASH, BEGINNING OF THE PERIOD	15,064,039	14,036,867

CASH AND RESTRICTED CASH, END OF THE PERIOD	$13,155,768	$14,782,918

CASH AND RESTRICTED CASH, END OF THE PERIOD	$13,155,768	$14,782,918
LESS: NON-CURRENT RESTRICTED CASH	1,701,752	1,563,809
CASH, END OF THE PERIOD	$11,454,016	$13,219,109

Supplemental disclosure information:
Cash paid for interest	$1,242,520	$1,348,291
Income tax paid	$1,214,074	$1,329,150

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$296,099	$289,451
Operating lease right of use assets obtained in exchange for operating lease obligations	$242,493	$186,726

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2025 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Operating results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending March 31, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its wholly owned subsidiaries, and two non-wholly owned subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation (continued)

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity interests in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity-classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B and Jerash Newtech through its wholly owned subsidiary, Treasure Success. The Company consolidates J&B and Jerash Newtech and reports noncontrolling interest to reflect the portion of their equity that is not attributable to the Company as the controlling shareholder. As of December 31, 2025 and 2024, noncontrolling interest was $61,318 and $44,241, respectively.

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

Cash

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. As of December 31, 2025 and March 31, 2025, the Company had no cash equivalents.

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

Advances to Suppliers, Net

Advances to suppliers consists of balances paid to suppliers for services or materials purchased that have not been provided or received. Advances to suppliers for services and materials is short-term in nature. Advances to suppliers is reviewed periodically to determine whether its carrying value has become impaired. The Company considers the assets to be impaired if the performance by the suppliers becomes doubtful. At each reporting date, the Company generally determines the adequacy of allowance for impairment by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors that may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three and nine months ended December 31, 2025 and 2024.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of December 31, 2025 and March 31, 2025, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the three and nine months ended December 31, 2025 and 2024.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

The Company does not have any contract assets since the Company recognizes accounts receivable and revenue for the transfer of promised goods to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment to the accounts receivable from customers is not contingent on a future event. The Company had contract liabilities of $294,616 and $487,004 as of December 31, 2025 and March 31, 2025, respectively. As of December 31, 2025, $294,616 deferred revenue was expected to be recognized within fiscal 2026.

Segment

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. Chief Operational Decision Makers (“CODM”), including Chief Executive Officer and Chief Financial Officer, are making operating decisions and assessing performance as the source for determining the Company’s reportable segments. CODM reviews operation results on the consolidated revenue, gross profit, selling, general, and administrative expenses, interest expenses, stock-based compensation expense, and net income or loss regularly. In selling, general, and administration expense, CODM reviews staff payroll and other related expenses, inventory export and related costs, depreciation, and others major items. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 15—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $640,252 and $557,344 for the three months ended December 31, 2025 and 2024, respectively. Total shipping and handling expenses were $2,152,986 and $2,528,487 for the nine months ended December 31, 2025 and 2024, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success, Ever Winland, J&B, and Jerash Newtech are registered in Hong Kong and are subject to Profits Tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 20% plus a 1% social contribution starting effective from January 1, 2024. Effective from October 1, 2025, Jerash Garments has been granted tax concession at a corporate income tax rate 10% plus a 1% social contribution in accordance with the Jordanian Income Tax Law.

Jerash Garments and its subsidiaries are subject to local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period from June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. The exemption has been extended to February 5, 2026 and further extension is being processed.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income and Sales Taxes (continued)

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this filing, the Company is current on all corporate, federal, and state tax returns. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and March 31, 2025, uncertain tax provision was $nil and $175,290, respectively.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in Jordan companies, HKD in Treasure Success, Ever Winland, J&B, and Jerash Newtech, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as the functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) as incurred, and the total amount of transaction gains and losses were immaterial for the three and nine months ended December 31, 2025 and 2024.

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

	December 31, 2025	March 31, 2025
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8002	US$1=HKD7.7790
	US$1=CNY6.9949	US$1=CNY7.2572
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8002	US$1=HKD7.7925
	US$1=CNY7.1589	US$1=CNY7.2150

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2025 and March 31, 2025 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2025 and March 31, 2025, respectively, $5,756,905 and $4,883,906 of the Company’s cash were on deposit at financial institutions in Jordan, where a maximum amount of JOD 50,000 (approximately $71,000) bank deposits are insured by each member bank under Jordan Deposit Insurance Corporation Law in the event of bank failure. As of December 31, 2025 and March 31, 2025, respectively, $43,297 and $246,394 of the Company’s cash were on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to approximately $71,480) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of December 31, 2025 and March 31, 2025, respectively, $7,211,678 and $9,871,227 of the Company’s cash were on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of December 31, 2025 and March 31, 2025, respectively, $73,997 and $48,274 of the Company’s cash were on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations and Credit Risk (continued)

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three and nine months ended December 31, 2025, two end-customers accounted for 46% and 16%, and 57% and 13% of the Company’s total revenue, respectively. For the three months ended December 31, 2024, three end-customers accounted for 58%, 13%, and 10% of the Company’s total revenue, respectively. For the nine months ended December 31, 2024, two end-customers accounted for 67% and 11% of the Company’s total revenue, respectively. As of December 31, 2025, three end-customers accounted for 36%, 25% and 19%, respectively, of the Company’s total accounts receivable balance. As of March 31, 2025, four end-customers accounted for 24%, 23%, 16%, and 11%, respectively, of the Company’s total accounts receivable balance.

For the three months ended December 31, 2025, the Company purchased approximately 16% and 10% of its total purchase in garments and raw materials from two major suppliers, respectively. For the nine months ended December 31, 2025, the Company purchased approximately 14% of its total purchase in garments and raw materials from one major supplier. For the three and nine months ended December 31, 2024, the Company purchased approximately 14% and 12% of its total purchase in garments and raw materials from one major supplier, respectively. As of December 31, 2025, accounts payable to the Company’s three major suppliers accounted for 16%, 14%, and 12% of the total accounts payable balance, respectively. As of March 31, 2025, accounts payable to the Company’s three major suppliers accounted for 24%, 12%, and 11% of the total accounts payable balance, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31, 2025 (Unaudited)	As of March 31, 2025
Trade accounts receivable	$7,831,553	$3,076,074
Less: allowances for credit loss	-	-
Accounts receivable, net	$7,831,553	$3,076,074

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of December 31, 2025 (Unaudited)	As of March 31, 2025
Raw materials	$9,550,953	$13,101,508
Work-in-progress	2,008,094	2,888,090
Finished goods	14,471,771	11,715,231
Total inventory	$26,030,818	$27,704,829

As of December 31, 2025 and March 31, 2025, the Company had $nil inventory valuation reserve as the Company arranged its inventory based on 99.4% and 98.2% with actual orders received, respectively. As of December 31, 2025 and March 31, 2025, 0.6% and 1.8% of inventories on hand associated with garment sample and personal protective equipment orders, respectively.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

Advances to suppliers consisted of the following:

	As of December 31, 2025 (Unaudited)	As of March 31, 2025
Advances to suppliers	$8,092,421	$6,644,194
Less: allowances for impairment	-	-
Advances to suppliers, net	$8,092,421	$6,644,194

NOTE 7 – LEASES

The Company had 40 operating leases for manufacturing facilities, offices, and staff dormitories as of December 31, 2025. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space and manufacturing facilities.

Supplemental balance sheet information related to operating leases was as follows:

	As of December 31, 2025 (Unaudited)	As of March 31, 2025
Operating lease right of use assets	$644,380	$850,172

Operating lease liabilities – current	$180,040	$339,699
Operating lease liabilities – non-current	184,914	287,527
Total operating lease liabilities	$364,954	$627,226

The weighted average remaining lease terms and discount rates for all of operating leases were as follows:

Remaining lease term and discount rate:

	For the period ended
	December 31, 2025 (Unaudited)	March 31, 2025
Weighted average remaining lease term (years)	1.7	1.6

Weighted average discount rate	6.25%	6.25%

During the three months ended December 31, 2025 and 2024, the Company incurred total operating lease expenses of $573,910 and $561,102, respectively. During the nine months ended December 31, 2025 and 2024, the Company incurred total operating lease expenses of $1,712,894 and $1,817,127, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of December 31, 2025:

2026	$127,840
2027	396,785
2028	98,150
2029	59,237
2030	-
Thereafter	-
Total lease payments	682,012
Less: imputed interest	(37,632)
Less: prepayments	(279,426)
Present value of lease liabilities	$364,954

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of December 31, 2025 (Unaudited)	As of March 31, 2025
Land	$2,200,334	$2,200,334
Property and buildings	21,167,432	21,158,457
Equipment and machinery	14,588,168	13,540,863
Office and electric equipment	1,541,077	1,484,093
Automobiles	1,416,995	1,382,946
Leasehold improvements	4,627,596	4,513,590
Subtotal	45,541,602	44,280,283
Less: Accumulated depreciation and amortization	(21,546,232)	(19,256,602)
Property, plant, and equipment, net	$23,995,370	$25,023,681

For the three months ended December 31, 2025 and 2024, depreciation and amortization expenses were $767,595 and $759,939, respectively. For the nine months ended December 31, 2025 and 2024, depreciation and amortization expenses were $2,274,388 and $1,968,992, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of December 31, 2025 and March 31, 2025. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,699,940 shares of common stock outstanding as of December 31, 2025 and March 31, 2025.

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

Dividends

During the nine months ended December 31, 2025, the Board of Directors declared a cash dividend of $0.05 per share of common stock on May 20, 2025, August 8, 2025, and November 7, 2025, respectively. The cash dividends of $634,997 each were paid in full on June 6, 2025, August 29, 2025 and November 26, 2025, respectively.

During the fiscal year ended March 31, 2025, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 5, 2025, November 8, 2024, August 5, 2024, and May 21, 2024, respectively. Four cash dividends of $614,742 each were paid in full on February 25, 2025, November 29, 2024, August 23, 2024, and June 7, 2024, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. As of December 31, 2025, the Company had 121,310 shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding as of March 31, 2025	150,000	$6.25
Granted	-	-
Exercised	-	-
Expired	-	-
Stock options outstanding as of December 31, 2025	150,000	$6.25

All these outstanding options were fully vested and exercisable. As of December 31, 2025, there were 150,000 stock options outstanding. The weighted average remaining life of the options is 3.0 years.

Restricted Stock Units

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. 405,100 RSUs were vested and additional shares were issued as of March 31, 2025.

On March 25, 2024, the Board of Directors approved the grant of 915,040 RSUs under the Plan to 35 executive officers and employees of the Company, with a three-year vesting period. The fair value of these RSUs on March 25, 2024 was $2,745,120, based on the market price of the Company’s common stock as of the date of the grant. As of December 31, 2025, there were $1,114,280 unrecognized stock-based compensation expenses to be recognized through March 2027 and 907,840 RSUs remained outstanding.

RSU activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding as of March 31, 2025	911,440	$3.00
Granted	-	-
Vested	-	-
Forfeited	(3,600)	3.00
RSUs outstanding as of December 31, 2025	907,840	3.00

Total expenses related to the RSUs issued were $228,825 and $474,088 for the three months ended December 31, 2025 and 2024, respectively. Total expenses related to the RSUs issued were $680,320 and $1,417,711 for the nine months ended December 31, 2025 and 2024, respectively.

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

Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $225,000 for the three and nine months ended December 31, 2025 and 2024.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $225,000 for the three and nine months ended December 31, 2025 and 2024.

NOTE 12 – CREDIT FACILITIES

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. In March 2024, the Company joined a supply chain financing program with one additional customer. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss). For the three months ended December 31, 2025 and 2024, the early payment charge was $293,715 and $281,256, respectively. For the nine months ended December 31, 2025 and 2024, the early payment charge was $1,020,224 and $1,159,307, respectively.

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

As of December 31, 2025 and March 31, 2025, the Company had $4,527,694 and $4,512,462 outstanding under the DBSHK facility and the weighted average interest rate was 5.4% and 6.3%, respectively. The DBSHK facility is reviewed annually.

On July 31, 2025, Bank al Etihad offered to provide a credit facility of up to $6.0 million to Jerash Garments. Pursuant to the facility, Bank al Etihad agreed to finance import invoices of up to $6.0 million, with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate at the Prime Lending Rate announced by Bank al Etihad, currently 8% per annum. As of December 31, 2025, the Company had $4,812,064 outstanding under the Bank al Etihad facility. The Bank al Etihad facility is reviewed annually.

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

For the three months ended December 31, 2025, the net income or (loss) generated by J&B and Jerash Newtech was $(27,236) and $(1,570), respectively. For the three months ended December 31, 2024, the net income or (loss) generated by J&B and Jerash Newtech was $25,018 and $(281) respectively.

For the nine months ended December 31, 2025, the net income or (loss) generated by J&B and Jerash Newtech was $21,094 and $(3,670), respectively. For the nine months ended December 31, 2024, the net income or (loss) generated by J&B and Jerash Newtech was $1,481 and $(1,683), respectively.

Noncontrolling interest as of December 31, 2025 in J&B and Jerash Newtech was $18,980 and $42,338, respectively.

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

NOTE 14 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended December 31, 2025 and 2024. As of December 31, 2025, 1,057,840 RSUs and stock options were outstanding. For the three and nine months ended December 31, 2025, stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the three and nine months ended December 31, 2024, all RSUs and stock options were excluded from the EPS calculation as the result would be anti-dilutive.

	Three Months Ended December 31, (Unaudited)		Nine Months Ended December 31, (Unaudited)
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$1,170,575	$(5,806)	$1,950,856	$(695,734)

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,699,940	12,294,840	12,699,940	12,294,840
Dilutive securities – RSUs	521,440	-	458,099	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	13,221,380	12,294,840	13,158,039	12,294,840
Basic and diluted earnings (loss) per share	$0.09	$(0.00)	$0.15	$(0.06)

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

	For the Three Months Ended December 31, (Unaudited)		For the Nine Months Ended December 31, (Unaudited)
	2025	2024	2025	2024

Revenue	$41,769,186	$35,384,737	$123,367,028	$116,560,580
Less: Cost of goods sold	34,720,025	30,001,947	103,939,307	99,480,036
Gross profit	7,049,161	5,382,790	19,427,721	17,080,544

Other (expenses) income, net	(25,250)	113,240	61,217	306,441

Expenses
Staff payroll and other related cost	2,141,266	1,891,317	6,416,064	6,105,408
Inventory export and related cost	640,252	557,344	2,152,986	2,528,487
Depreciation	114,948	115,330	347,433	346,899
Other selling, general, and administrative expenses	1,981,035	1,636,984	5,839,699	5,669,311
Total selling, general, and administrative expenses	4,877,501	4,200,975	14,756,182	14,650,105
Stock-based compensation expenses	228,825	474,088	680,320	1,417,111
Interest expenses	393,190	364,939	1,242,520	1,348,291
Total expenses	5,499,516	5,040,002	16,679,022	17,415,507

Net income (loss) before provision for income taxes	$1,524,395	$456,028	$2,809,916	$(28,522)

Other selling, general, and administrative expenses include consultancy fees and director remunerations, audit and professional fees, staff travelling and transportation expenses, rental, and general office expenses.

NOTE 15 – SEGMENT REPORTING (continued)

The Company’s major product is outerwear. For the three months ended December 31, 2025 and 2024, outerwear accounted for approximately 90.8% and 91.4% of the total revenue, respectively. For the nine months ended December 31, 2025 and 2024, outerwear accounted for approximately 87.9% and 89.9% of the total revenue, respectively.

The following table summarizes sales by geographic areas for the three months ended December 31, 2025 and 2024, respectively.

	For the Three Months Ended December 31,
	(Unaudited)
	2025	2024
United States	$35,427,880	$31,062,118
China, including Hong Kong	2,984,320	2,311,556
Republic of Korea (“Korea”)	2,492,105	-
Jordan	724,027	929,623
Others	140,854	1,081,440
Total	$41,769,186	$35,384,737

The following table summarizes sales by geographic areas for the nine months ended December 31, 2025 and 2024, respectively.

	For the Nine Months Ended December 31,
	(Unaudited)
	2025	2024
United States	$104,758,732	$102,627,718
China, including Hong Kong	12,387,764	7,079,258
Korea	2,541,373	-
Jordan	1,653,933	2,659,342
Others	2,025,226	4,194,262
Total	$123,367,028	$116,560,580

As of December 31, 2025 and March 31, 2025, there were 75.5% and 23.6%, and 75.7% and 23.7%, of long-lived assets were located in Jordan and Hong Kong, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of December 31, 2025, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

NOTE 17 – INCOME TAX

Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to the regulations of the Income Tax Department in Jordan. Effective January 1, 2019, the Jordanian government reclassified the area where Jerash Garments and its subsidiaries are to a Development Zone. In accordance with the Development Zone law, Jerash Garments and its subsidiaries were subject to income tax at income tax rate of 20% plus a 1% social contribution effective from January 1, 2024. Effective from October 1, 2025, Jerash Garments has been granted tax concession at a corporate income tax rate of 10% plus a 1% social contribution in accordance with the Jordanian Income Tax Law.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act imposed tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. Additionally, under the provisions of the Tax Act, for taxable years beginning after December 31, 2017, the foreign earnings of Jerash Garments and its subsidiaries are subject to U.S. taxation at the Jerash Holdings level under the new Global Intangible Low-Taxed Income (“GILTI”) regime. All Toll Charge had been paid as of December 31, 2025.

The Company tax provision or benefit from income taxes for interim periods is determined using an estimate of Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates the estimate of annual effective rate and a cumulative adjustment is made if the estimated tax rate changed. For the three months ended December 31, 2025 and 2024, the Company’s consolidated effective tax rate was 24.1% and 98.6%, respectively. For the nine months ended December 31, 2025 and 2024, the Company’s consolidated effective tax rate was 30.3% and (2,339.6%), respectively. The Company’s consolidated effective tax differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments. As of December 31, 2025 and March 31, 2025, there were $nil and $175,290 uncertain tax positions, respectively. The Company amended uncertain tax provision of $25,261, including penalties and interest, during the nine months ended December 31, 2025.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements as of December 31, 2025, and events which occurred subsequent to December 31, 2025 but were not recognized in the unaudited condensed consolidated financial statements. The Company has determined that there were no subsequent events that required recognition, adjustment to, or disclosure in the unaudited condensed consolidated financial statements, except for the following:

On February 2, 2026, Jerash Garments received the approval from the Housing Bank for Trade and Finance (the “Housing Bank”) of a property purchase request (the “Property Purchase Request”) submitted by Jerash Garments to the Housing Bank on January 20, 2026 for the purchase of a manufacturing building and associated land (the “Property”) located on Property No. 1326, Basin No. 3 Abu Sawwana, Al-Ruqaim Village, from the lands of South Amman, Jordan. The purchase price is JOD 2,400,000 (approximately $3,384,000), to be paid via down payment and bank financing from the Housing Bank. Jerash Garments has inspected the Property, accepted responsibility for all fees and expenses related to the transfer of ownership, and agreed to register the Property in its name and bear all ownership transfer fees payable by both the seller and the buyer at the Land and Survey Department.

In connection with the Property Purchase Request, on January 28, 2026, Jerash Garments entered into a loan agreement (the “Loan Agreement”) with the Housing Bank to finance the acquisition of the Property. Pursuant to the Loan Agreement, the Housing Bank agreed to provide Jerash Garments with a loan in the principal amount of JOD 2,000,000 (approximately $2,820,000). The loan bears interest at a rate of 8% per annum, calculated on the daily outstanding balance and charged monthly. Following a grace period ending January 31, 2027, the loan is repayable in 96 monthly installments of JOD 20,833 each, with the first installment due on February 1, 2027. The loan is secured by a first-priority mortgage on the Property, valued at JOD 5,500,000.

On February 3, 2026, the Board of Directors approved the payment of a dividend of $0.05 per share.

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

Results of Operations

Three months ended December 31, 2025 and 2024

The following table summarizes the results of our operations during the three-month periods ended December 31, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$41,769	100%	$35,385	100%	$6,384	18%
Cost of goods sold	34,720	83%	30,002	85%	4,718	16%
Gross profit	7,049	17%	5,383	15%	1,666	31%
Selling, general, and administrative expenses	4,878	12%	4,201	12%	677	16%
Stock-based compensation expenses	229	1%	474	1%	(245)	(52)%
Other expenses, net	418	1%	252	1%	166	66%
Net income before taxation	1,524	3%	456	1%	1,068	234%
Income tax expenses	368	1%	450	1%	(82)	(18)%
Net income	$1,156	3%	$6	0%	$1,150	19,167%

Revenue. Revenue increased by approximately $6.4 million, or 18%, to $41.8 million, for the three months ended December 31, 2025, from approximately $35.4 million for the same period in fiscal 2025. The increase was mainly due to increases in shipments to some of the customers in the U.S. and the introduction of a new customer in Korea.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended December 31, 2025 and 2024.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$19,344	46%	$20,493	58%
New Balance	6,673	16%	4,700	13%
SWC (Dynamic)	4,028	10%	3,619	10%
Acushnet	3,473	8%	323	1%
Hansoll	2,492	6%	-	0%
Suzhou Unitex	1,379	3%	780	2%
GIII	767	2%	382	1%
Tharanco	690	2%	587	2%
Others	2,923	7%	4,501	13%
Total	$41,769	100%	$35,385	100%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$35,428	85%	$31,062	88%	$4,366	14%
China (including Hong Kong)	2,984	7%	2,312	6%	672	29%
Korea	2,492	6%	-	0%	2,492	-%
Jordan	724	2%	930	3%	(206)	(22)%
Others	141	0%	1,081	3%	(940)	(87)%
Total	$41,769	100%	$35,385	100%	$6,384	18%

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

The increase of approximately 14% in sales to the U.S. during the three months ended December 31, 2025, was mainly attributable to a general increase in shipments to our major U.S. customers.

During the three months ended December 31, 2025, aggregate sales to China, Korea, Jordan, and other locations increased by 47% from $4.3 million to $6.3 million from the same period last year. This increase was mainly due to the introduction of a customer in Korea, which started to have bulk shipments during the quarter.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $4.7 million, or 16%, to approximately $34.7 million, for the three months ended December 31, 2025, from approximately $30.0 million for the same period in fiscal 2025. As a percentage of revenue, the cost of goods sold decrease by approximately 2 percentage points, from 85% for the same period in fiscal 2025 to 83% for the three months ended December 31, 2025. The decrease in the cost of goods sold as a percentage of revenue was primarily attributable to improvements in efficiency through economies of scale and adjustments in product mix following the introduction of new customers.

For the three months ended December 31, 2025, we purchased 16% and 10% of our total purchase in garments and raw materials from two major suppliers, respectively.

For the three months ended December 31, 2024, we purchased 14% of our total purchase in garments and raw materials from one major supplier.

Gross profit margin. Gross profit margin was approximately 17% for the three months ended December 31, 2025, which increased by 2 percentage points from approximately 15% for the same period in fiscal 2025. The increase in gross profit margin was primarily driven by changes in product mix resulting from new customers introduced in the past few years and the growth in scale of production.

Operating expenses. Operating expenses increased by 9%, or approximately $0.4 million, from approximately $4.7 million for the three months ended December 31, 2024, to approximately $5.1 million for the three months ended December 31, 2025. The increase in operating expenses was primarily due to the increase in export-related expenses following the growth in sales and an increase in recruitment expenses in relation to headcount increase, offsetting a decrease in stock-based compensation expenses.

Other expenses, net. Other expenses, net were approximately $418,000 for the three months ended December 31, 2025, compared to other expenses, net of approximately $252,000 for the same period in fiscal 2025. The increase was primarily due to exchange loss and the increase in utilization of bank facility and customers’ supply chain financing programs to support the growth in business.

Income tax expenses. Income tax expenses for the three months ended December 31, 2025, were approximately $368,000 compared to income tax expenses of approximately $450,000 for the same period in fiscal 2025. The decrease in the income tax expenses was mainly due to tax provision adjustment in fiscal 2025 in GILTI, primarily resulting from the retroactive reinstatement of the subpart F income that was enacted for previous fiscal years and an increase in operating profit of Jordan subsidiaries related to GILTI provision. The effective tax rate declined to 24.1% for the three months ended December 31, 2025, compared to 98.6% for the three months ended December 31, 2024.

Net income. Net income for the three months ended December 31, 2025, was approximately $1.2 million compared to net income of approximately $6,000 for the same period in fiscal 2025. The increase in net income was mainly attributable to improvement of gross profit in efficiency through economies of scale with higher revenue, decrease of corporate tax in a Jordan subsidiary offset exchange loss and the increase in operating expenses.

Nine months ended December 31, 2025 and 2024

The following table summarizes the results of our operations during the nine-month periods ended December 31, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2025		Nine Months Ended December 31, 2024		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$123,367	100%	$116,561	100%	$6,806	6%
Cost of goods sold	103,939	84%	99,480	85%	4,459	4%
Gross profit	19,428	16%	17,081	15%	2,347	14%

Selling, general, and administrative expenses	14,756	12%	14,650	13%	106	1%
Stock-based compensation expenses	680	1%	1,417	1%	(737)	(52)%
Other expenses, net	1,182	1%	1,042	1%	140	13%
Net income / (loss) before taxation	2,810	2%	(28)	(0)%	2,838	10,136%
Income tax expense	851	1%	667	1%	184	28%
Net income / (loss)	$1,959	1%	$(695)	(1)%	$2,654	382%

Revenue. Revenue increased by approximately $6.8 million, or 6%, to $123.4 million, for the nine months ended December 31, 2025, from approximately $116.6 million for the same period in fiscal 2025. The increase was mainly due to the increase in shipments to some of our major customers in the U.S. and sales increases to some of our new customers introduced during the past few years.

The following table outlines the dollar amount and percentage of total sales to our customers for the nine months ended December 31, 2025 and 2024, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2025		Nine Months Ended December 31, 2024
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$69,703	57%	$77,659	67%
New Balance	16,412	13%	12,291	11%
Suzhou Unitex	7,502	6%	4,999	4%
Acushnet	4,670	4%	955	1%
SWC (Dynamic)	4,332	4%	5,049	4%
G-III	3,158	3%	2,107	2%
Hansoll	2,541	2%	-	0%
American Eagle Outfitter	2,264	1%	1,406	1%
Tharanco	2,072	1%	1,747	1%
Others	10,713	9%	10,348	9%
Total	$123,367	100%	$116,561	100%

(1)	A large portion of our products are sold under The North Face, Timberland and Vans brands that are owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Nine Months Ended December 31, 2025		Nine Months Ended December 31, 2024		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$104,759	85%	$102,628	88%	$2,131	2%
China (including Hong Kong)	12,388	10%	7,079	6%	5,309	75%
Korea	2,541	2%	-	0%	2,541	-%
Jordan	1,654	1%	2,659	2%	(1,005)	(38)%
Others	2,025	2%	4,195	4%	(2,170)	(52)%
Total	$123,367	100%	$116,561	100%	$6,806	6%

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

The increase of approximately 2% in sales to the U.S. during the nine months ended December 31, 2025, was mainly attributable to a general increase in shipments to some of our major customers in the U.S.

During the nine months ended December 31, 2025, aggregate sales to China, Korea, Jordan, and other locations increased by 34% from approximately $13.9 million to $18.6 million from the same period last year, as we diversified our customer mix by introducing new customers in new locations such as Korea during the nine months ended December 31, 2025.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $4.5 million, or 4%, to approximately $103.9 million, for the nine months ended December 31, 2025, from approximately $99.5 million for the same period in fiscal 2025. As a percentage of revenue, the cost of goods sold decreased by approximately 1% point to 84% for the nine months ended December 31, 2025 from 85% for the same period in fiscal 2025. The decrease in cost of goods sold as a percentage of revenue was primarily attributable to changes in product mix following the introduction of new customers and the improvement in efficiency through economies of scale.

For the nine months ended December 31, 2025 and 2024, we purchased 14% and 12% of our garments and raw materials from one major supplier, respectively.

Gross profit margin. Gross profit margin was approximately 16% for the nine months ended December 31, 2025, which increased by 1% point from 15% for the same period in fiscal 2025. The increase in gross profit margin was primarily driven by improvement in productivity from changes in product mix and economies of scale.

Operating expenses. Operating expenses for the nine months ended December 31, 2025 decreased by 4%, or approximately $0.6 million, to approximately $15.4 million, compared to the same period in fiscal 2025. The decrease was primarily due to better control over export costs, the decrease in stock-based compensation expenses, and reduced spending in repair and maintenance in fiscal 2026.

Other expenses, net. Other expenses, net was approximately $1.2 million for the nine months ended December 31, 2025, compared to other expenses, net of approximately $1.0 million for the same period in fiscal 2025. The increase was primarily due to exchange loss offsetting interesting rate decrease in net interest expenses for higher utilization of bank facility and customers’ supply chain financing programs to cope with business growth.

Income tax expenses. Income tax expenses for the nine months ended December 31, 2025 were approximately $851,000 compared to income tax expenses of approximately $667,000 for the same period in fiscal 2025. The increase in the income tax expenses was mainly due to higher operating profit in fiscal 2026. The effective tax rate declined to 30.3% for the nine months ended December 31, 2025, compared to (2,339.6%) for the nine months ended December 31, 2024. The decrease in effective tax rate primarily related to uncertain tax provision, which was provided in the prior year and subsequently amended in connection with the overstatement of approximately $150,000 in fiscal 2026.

Net income (loss). Net income for the nine months ended December 31, 2025 was approximately $2.0 million compared to net loss of approximately $0.7 million for the same period in fiscal 2025. The increase in net income was mainly attributable to improvement in productivity through changes in product mix and economies of scale, better control over logistics costs, lower interest expenses benefit from the decrease in SOFR, and lower stock-based compensation expenses during the period.

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

As of December 31, 2025, we had cash of approximately $11.5 million and restricted cash of approximately $1.7 million compared to cash of approximately $13.3 million and restricted cash of approximately $1.7 million as of March 31, 2025. The decrease in total cash was mainly a result of higher account receivable balances arising from sales made closer to the end of the quarter, which were mostly collected in early fourth quarter through customers’ supply chain financing programs.

Our current assets as of December 31, 2025 were approximately $56.8 million and our current liabilities were approximately $20.4 million, which resulted in a ratio of approximately 2.8 to 1. Our current assets as of March 31, 2025 were approximately $54.4 million, and our current liabilities were approximately $19.8 million, which resulted in a current ratio of approximately 2.7 to 1.

The primary drivers of the increase in current assets were the increase in accounts receivable and advances to suppliers. The primary driver of the increase in current liabilities was the increase in credit facilities which were offset partially by decreases in accounts payable, accrued expenses and other payables, and income tax payable.

Total equity as of December 31, 2025 was approximately $63.7 million compared to $62.9 million as of March 31, 2025.

We had net working capital of $36.4 million and $34.6 million as of December 31, 2025 and March 31, 2025, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date this Quarterly Report is released.

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

Credit Facilities

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain types of import and export invoice financing up to an aggregate of $5.0 million, subject to certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over HIBOR for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of December 31, 2025 and March 31, 2025, we had $4.5 million and $4.5 million outstanding under this DBSHK facility, respectively.

Bank al Etihad Credit Facility

On July 31, 2025, Bank al Etihad offered to provide a credit facility of up to $6.0 million to Jerash Garments. Pursuant to the facility, Bank al Etihad agreed to finance import invoices of up to $6.0 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate at the Prime Lending Rate announced by Bank al Etihad, currently 8% per annum. As of December 31, 2025, the Company had $4.8 million outstanding under the Bank al Etihad facility.

Nine months ended December 31, 2025 and 2024

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Nine months ended December 31,
	2025	2024
Net cash used in operating activities	$(3,491)	$(581)
Net cash used in investing activities	(1,372)	(1,672)
Net cash provided by financing activities	2,922	3,124
Effect of exchange rate changes on cash and restricted cash	33	(125)
Net (decrease) increase in cash and restricted cash	(1,908)	746
Cash and restricted cash, beginning of nine-month period	15,064	14,037
Cash and restricted cash, end of nine-month period	$13,156	$14,783

Operating Activities

Net cash used in operating activities was approximately $3.5 million for the nine months ended December 31, 2025, compared to cash used in operating activities of approximately $581,000 for the same period in fiscal 2025. The increase in net cash used in operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $1.7 million in the nine months ended December 31, 2025, compared to a decrease of $8.1 million in the same period in fiscal 2025;

●	an increase in accounts receivable of $4.8 million in the nine months ended December 31, 2025, compared to an increase of $1.8 million in the same period in fiscal 2025;

●	an increase in advances to suppliers of $1.4 million in the nine months ended December 31, 2025, compared to an increase of $4.8 million in the same period in fiscal 2025;

●	a decrease in accounts payable of $2.9 million in the nine months ended December 31, 2025, compared to a decrease of $2.5 million in the same period in fiscal 2025; and

●	net income of $2.0 million in the nine months ended December 31, 2025, from a net loss of $0.7 million in the same period in fiscal 2025.

Investing Activities

Net cash used in investing activities was approximately $1.4 million for the nine months ended December 31, 2025, compared to approximately $1.7 million in the same period in fiscal 2025. The net cash used in investing activities during the nine months ended December 31, 2025 was mainly for investments in property, plant, and equipment. The net cash used in investing activities during the nine months ended December 31, 2024 was mainly for investment in property, plant, and equipment and the construction of a dormitory.

Financing Activities

Net cash provided by in financing activities was approximately $2.9 million for the nine months ended December 31, 2025, which was net proceeds of $4.8 million from bank financing facilities and dividend payments of $1.9 million in the period. Net cash provided by financing activities was approximately $3.1 million for the nine months ended December 31, 2024, which was the net effect of proceeds from credit facilities of approximately $5.0 million and the dividend payments of approximately $1.8 million.

Statutory Reserves

In accordance with the corporate law in Jordan, subsidiaries of Jerash Holdings in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $0.4 million as of December 31, 2025 and 2024.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of December 31, 2025 and 2024.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of December 31,
	2025	2024
Statutory Reserves	$414	$414
Total Restricted Net Assets	$414	$414
Consolidated Net Assets	$63,651	$63,183
Restricted Net Assets as Percentage of Consolidated Net Assets	0.65%	0.66%

Total restricted net assets accounted for approximately 0.65% of our consolidated net assets as of December 31, 2025. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $1.4 million and $1.7 million for the nine months ended December 31, 2025 and 2024, for plant and machinery in both periods and the construction of a dormitory in fiscal 2025. For the nine months ended December 31, 2025, our capital expenditures in payments for additional plant and machinery were approximately $1.4 million. For the nine months ended December 31, 2024, payments for additional plant and machinery and the construction of a dormitory amounted to approximately $1.1 million and $0.6 million respectively.

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

On February 2, 2026, Jerash Garments received the approval from the Housing Bank of the Property Purchase Request submitted by Jerash Garments to the Housing Bank on January 20, 2026 for the purchase of the Property located on Property No. 1326, Basin No. 3 Abu Sawwana, Al-Ruqaim Village, from the lands of South Amman, Jordan. The purchase price is JOD 2,400,000 (approximately $3,384,000), to be paid via down payment and bank financing from the Housing Bank. Jerash Garments has inspected the Property, accepted responsibility for all fees and expenses related to the transfer of ownership, and agreed to register the Property in its name and bear all ownership transfer fees payable by both the seller and the buyer at the Land and Survey Department.

We expect that our capital expenditures will increase in the future as our business continues to develop and expand. We project that there will be an aggregate of approximately $7.8 million, $17.9 million, $18.0 million, $2.8 million, and $2 million of capital expenditures, respectively, in each of the five fiscal years from the fiscal year ending March 31, 2026 to the fiscal year ending March 31, 2030, for further enhancement of production capacity to meet future sales growth based on the current market response and communication with key customers. The realization of these investments depends on the progress of our business development, including expanding our client base and securing increased commitments from existing customers. We have used cash generated from operations of our subsidiaries to fund our capital commitments in the past. Our capital expenditure plan is highly related to customer commitments and market responses to the demand of our capacity. If growth in demand is in line with our projection, other than cash generated from the operations of our subsidiaries, we may also obtain further bank financing and raise funds from the capital market to meet our capital expenditure plan and fund our capital commitments. As of the date of this report, no material commitment has been made for the capital expenditure projections above.

Off-balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP, which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past three years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. We have not identified any critical accounting estimates.

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

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of December 31, 2025, concluded that our disclosure controls and procedures were effective as of that date based on reasons set forth below.

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

Additional remedial actions have then been implemented to address the issues. In the assessment in fiscal 2026, the management concluded that, as of December 31, 2025, our internal control over financial reporting was effective after review and testing of the effectiveness of the remedial actions.

Our management has concluded that the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with U.S. GAAP.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	POS AM	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1	Property Purchase Request dated January 20, 2026 to Housing Bank by Jerash Garments and Fashions Manufacturing Company Limited	8-K	001-38474	10.1	February 5, 2026

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 10, 2026	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)