Form 10-K
period 2026-03-31
Jerash Holdings (US), Inc.
filed 2026-06-18
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the September 30, 2025 closing price reported by Nasdaq, was approximately $21.9 million. Shares of voting stock held by executive officers, directors, holders owning more than 10% of the outstanding voting stock, and stockholders affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. Exclusion of such shares should not be construed to indicate that any of such persons possesses the power, direct or indirect, to control the Registrant, or that any such person is controlled by or under common control with the Registrant.

The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding on June 18, 2026 was 12,699,940.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2026 Proxy Statement (as defined below) are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

We are a manufacturer for several well-known brands and retailers, such as VF Corporation (which owns brands such as The North Face, Timberland, and Vans), New Balance, G-III (which owns DKNY and licenses brands such as Calvin Klein, Tommy Hilfiger, and Nautica), Hugo Boss, American Eagle, and Acushnet (which owns brands such as Footjoy and Titleist). Our production facilities include eight factories and six warehouses and we currently employ approximately 6,300 people. The total annual capacity at our facilities was approximately 24 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets) as of March 31, 2026.

Organizational Structure

Jerash Holdings is a holding company incorporated in Delaware in January 2016. As of the date of this annual report, Jerash Holdings has the following wholly owned subsidiaries: (i) Jerash Garments and Fashions Manufacturing Co., Ltd. (“Jerash Garments”), an entity formed under the laws of Jordan, (ii) Treasure Success International Limited (“Treasure Success”), an entity formed under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”), (iii) Chinese Garments and Fashions Manufacturing Co., Ltd. (“Chinese Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (iv) Jerash for Industrial Embroidery Co., Ltd. (“Jerash Embroidery”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (v) Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (vi) Mustafa and Kamal Ashraf Trading Company (Jordan) for the Manufacture of Ready-Make Clothes LLC (“MK Garments”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments; (vii) Jiangmen Treasure Success Business Consultancy Co., Ltd. (“Jiangmen Treasure Success”), an entity incorporated under the laws of the People’s Republic of China (“China” or the “PRC”) and a wholly owned subsidiary of Treasure Success, (viii) Jerash The First Medical Supplies Manufacturing Company Limited (“Jerash The First”), an entity formed under the laws of Jordan and a wholly owned subsidiary of Jerash Garments, (ix) Jerash Supplies, LLC (“Jerash Supplies”), an entity formed under the laws of the State of Delaware, (x) Kawkab Venus Dowalyah Lisenaet Albesah (“Kawkab Venus”), a limited liability company established in Amman, Jordan and a wholly owned subsidiary of Jerash Garments, and (xi) Ever Winland Limited (“Ever Winland”), a limited liability company organized in Hong Kong and a wholly owned subsidiary of Treasure Success. As of the date of this annual report, Treasure Success owns 51% of the equity interests in J&B International Limited (“J&B”), a company with limited liability incorporated under the laws of Hong Kong. P. T. Eratex (Hong Kong) Limited (“Eratex”), a company formed in Hong Kong, owns the remaining 49%. To date, Treasure Success also owns 51% of the equity interests in Jerash Newtech (Hong Kong) Holdings Limited (“Jerash Newtech”), a company incorporated under the laws of Hong Kong with limited liability, and Newtech Textile (HK) Limited, a company incorporated in Hong Kong (“Newtech”), owns the remaining 49%.

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

Chinese Garments was established in Jordan on June 13, 2013 and operated out of our factory in Al Tajamouat Industrial City. Chinese Garments’ principal activities were to house administration, human resources, finance, and management offices and to operate additional production lines and sewing, ironing, and packing units, as well as house our trims warehouse.

Jerash Embroidery was established in Jordan on March 11, 2013 and operated out of our factory in Al Tajamouat Industrial City. Jerash Embroidery’s principal activities were to perform the cutting and embroidery for our products.

Paramount was established in Jordan on October 24, 2004 and operated out of our factory in Al Tajamouat Industrial City. Paramount’s principal activities were to manufacture garments per customer orders.

During the fiscal year 2026, principal activities of Chinese Garments, Jerash Embroidery, Paramount were transferred to Jerash Garments. Chinese Garments, Jerash Embroidery, and Paramount have no operation currently.

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

Jerash The First was established in Jordan on July 6, 2020 and operate out of our factory in Al-Hasa County. Jerash The First’s principal activities were to manufacture and trade personal protective equipment (“PPE”) products. Jerash The First has no operation currently.

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

Ever Winland was organized in Hong Kong on December 3, 2020. It held office premises, which were leased to Treasure Success. On June 22, 2022, Treasure Success and the shareholders of Ever Winland entered into an agreement, pursuant to which Treasure Success acquired all of the outstanding stock of Ever Winland. Apart from the office premises used by Treasure Success, Ever Winland had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of August 29, 2022, Ever Winland became a subsidiary of Treasure Success. Treasure Success acquired the office premises as of January 8, 2026.

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

Products

As a garment manufacturing group, we specialize in manufacturing sportswear and outerwear. Our sportswear and outerwear product offering consists of jackets, polo shirts, t-shirts, pants, and shorts. During fiscal 2026, our primary product offerings were vests, shorts and pants, which accounted for approximately 35% of our total shipped pieces. During fiscal 2025, our primary product offering was crew neck, which accounted for approximately 37% of our total shipped pieces.

Manufacturing and Production

Our production facilities are located in Al Tajamouat Industrial City in the Amman Governorate, in the Al-Hasa District in the Tafilah Governorate, and in the Balama Sub-district in the Mafraq Governorate of Jordan.

Our production facilities in Al Tajamouat Industrial City in the Amman Governorate comprise six operating factories and six warehouses. Effective as of January 1, 2019, the government of the Hashemite Kingdom of Jordan converted Al Tajamouat Industrial City into a Development Zone. Following this change, we continued to operate under benefits similar to the Qualifying Industrial Zone designation, but were subject to a 10% corporate income tax plus a 1% social contribution. Starting from January 1, 2020, the corporate income tax rate increased from 10% to 20% throughout the years. Effective January 1, 2024, we have been subject to a 20% corporate income tax rate plus a 1% social contribution. Effective from October 1, 2025, Jerash Garments has been granted tax concession at a corporate income tax rate 10% plus a 1% social contribution in accordance with the Jordanian Income Tax Law. Currently, the first factory, which we own, employs approximately 1,550 people. Its primary functions are to house our management offices, as well as production lines, trims warehouse, and printing, sewing, ironing, and packaging units. The second factory, which we lease, employs approximately 1,800 people. Its primary function is to house our administrative and human resources personnel, merchandising and accounting departments, embroidery, printing, additional production lines, trims and finished products warehouses, and sewing, ironing, packing and quality control units. The third factory, which we lease, employs approximately 200 people. Its primary functions are to perform the cutting for our products. The fourth factory (under Paramount), which we lease, currently employs approximately 1,400 people. Its primary functions are to house additional production lines. The fifth factory (under MK Garments) currently employs approximately 650 people. Its primary function is to manufacture garments for orders from customers.

On February 2, 2026, the Housing Bank for Trade and Finance (the “Housing Bank”) approved the Property Purchase Request submitted by Jerash Garments on January 20, 2026 for the purchase of the property located on Property No. 1326, Basin No. 3 Abu Sawwana, Al-Ruqaim Village, from the lands of South Amman, Jordan (“Property No. 1326”). The purchase was completed on February 19, 2026. Property No. 1326 will be our sixth factory in Al Tajamouat Industrial City and production is scheduled to commence in fiscal 2027.

Our production facility in Al-Hasa County in the Tafilah Governorate of Jordan comprises one factory, which currently employs approximately 550 people and its primary functions are to manufacture garment products per customer orders. We commenced the construction of this factory in 2018 and we started operations in November 2019. This is a joint project with the Jordanian Ministry of Labor and the Jordanian Education and Training Department. According to our agreement with these government agencies, we used this factory without paying rent through December 2022. We have continued to use the factory without paying rent since January 2023 as new arrangements with the Jordanian Ministry of Labor are still being made. See “Item 2. Properties” below for more information regarding this factory.

Our production facility in Balama Sub-district in the Mafraq Governorate comprises one factory, which currently employs approximately 150 people, and its primary functions are to manufacture garment products per customer orders. According to our agreement with these government agencies, we are allowed to use this factory without paying rent through February 2029.

In April 2021, we commenced construction of a 195,000-square-foot housing facility for our multi-national workforce, situated on a 49,000-square-foot site owned by us in Al Tajamouat Industrial City. In fiscal 2025, the construction was completed and our workers moved in. To meet increasing demand, we are also finalizing plans to construct an additional project on a nearby 133,000-square-foot parcel that we purchased in 2019 for $1.2 million. Two-thirds of the land will be used for our factory and the remaining one-third will be used for housing. As of the date of this annual report, we are working with engineering consultants on the architectural design of the building, taking into account the potential business growth brought about by the new business expansion with new customers such as Hansoll Group. We will carefully plan the construction investment to meet the progress of business developments.

Total annual capacity at our existing facilities was approximately 24 million pieces (average for product categories including t-shirts, polo shirts, pants, shorts, and jackets) as of March 31, 2026. Our production flow begins in the cutting department of our factory. Then the product is sent to the embroidery department for embroidery if applicable. From there, the product moves to be processed by the sewing unit, finishing department, quality control, and finally the ironing and packing units.

We do not have long-term supply contracts or arrangements with our suppliers. Most of our ultimate suppliers for raw materials, such as fabric, zippers, and labels, are designated by customers and we purchase such materials on a purchase order basis.

Employees

As of March 31, 2026, we had an aggregate of approximately 6,300 employees located in Jordan, Hong Kong, China, and the United States of America, all of which are full-time employees.

Customers

The following table outlines the dollar amount and percentage of total sales to our customers for the fiscal years ended March 31, 2026 (“fiscal 2026”) and March 31, 2025 (“fiscal 2025”).

	Fiscal 2026		Fiscal 2025
	Sales		Sales
	(USD, in thousands)%		(USD, in thousands)%

VF Corporation(1)	$87,020	52.3%	$94,151	64.6%
New Balance	22,760	13.7%	17,872	12.2%
Suzhou Unitex	10,332	6.2%	5,696	3.9%
Tharanco	7,663	4.6%	4,673	3.2%
Hansoll	6,952	4.2%	-	0%
SWC Inc.	5,532	3.3%	5,049	3.5%
G-III	3,799	2.3%	2,352	1.6%
Hugo Boss	1,315	0.8%	4,018	2.8%
Others	20,891	12.6%	12,001	8.2%
Total	$166,264	100.0%	$145,812	100.0%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

In fiscal 2026 and 2025, we depended on a few key customers for our sales, and a large portion of our sales in fiscal 2026 and 2025 were to one customer, VF Corporation.

We started producing garments for VF Corporation in 2012. A large portion of the products we manufacture are sold under The North Face, Timberland, and Vans brands which are owned by VF Corporation. Currently, we manufacture primarily outerwear for The North Face. Approximately 52% and 65% of our sales in fiscal 2026 and 2025 were derived from the sale of manufactured products to VF Corporation, respectively. We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes that we and our customers have agreed upon for their purchase of the relevant manufactured garments. It is through the sample development and approval processes that we and VF Corporation and our other customers agree on the purchase and manufacture of the garments. For fiscal 2026, VF Corporation issued approximately 14,300 purchase orders to us in amounts ranging from approximately $5 to $296,000. For fiscal 2025, VF Corporation issued approximately 14,700 purchase orders to us in amounts ranging from approximately $6 to $929,000.

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

Competition

The markets for the manufacturing of sportswear and outerwear are highly competitive. The competition in those markets focuses primarily on the price and quality of the product and the level of customer service. Our products compete with products of other apparel manufacturers in Asia, Israel, Europe, the United States, and South and Central America.

Competition with other manufacturers in the clothing industry focuses on reducing production costs, reducing supply lead time, design, product quality, and efficiency of supply to the customer. Since production costs depend to a large extent on labor costs, in recent years most production in the industry has been moved to countries where labor costs are low. Some of our competitors have lower cost bases, longer operating histories, larger customer bases, and other advantages over us which allow them to compete with us. As described in more detail under “—Conditions in Jordan—Trade Agreements” below, we were able to sell our products manufactured at our facilities in Jordan to the United States free from customs duties and import quotas under certain conditions prior to April 5, 2025. These favorable terms enabled us to remain competitive on the basis of price. Effective from April 5, 2025, the U.S. imposed a baseline tariff of 10% on imports from almost all countries, including Jordan. Then, effective from April 9, 2025, it had announced “reciprocal” tariffs of imports from specified countries, amongst them Jordan with a prevailing rate of then 20%. These “reciprocal” tariffs are postponed for 90 days, whilst the 10% baseline tariff persists. The tariff was modified to 15% according to an executive order of presidential actions on July 31, 2025. In February 2026, the U.S. Supreme Court ruled that the “reciprocal” tariffs were illegal, and the U.S. Customs has since then stopped to impose the “reciprocal” tariff and established a new process to refund importers for voided “reciprocal” tariff. Following the ruling, the U.S. Government then invoked Section 122 of the Trade Act of 1974 to impose an across the board 10% tariff for a period of 150 days expiring in July 2026, including on the imports from Jordan. While the payment of the tariff is typically the responsibility of the importer (Jerash’s customers), the impact of the tariff on customers’ demand would be affected by the comparative levels of the tariffs on imports from Jordan compared to other countries.

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

From time to time, Jordan has experienced instances of civil unrest, terrorism, and hostilities among neighboring countries, including Syria and Israel. A peace agreement between Israel and Jordan was signed in 1994. Terrorist attacks, military activity, rioting, or civil or political unrest in the future could influence the Jordanian economy and our operations by disrupting operations and communications and making travel within Jordan more difficult and less desirable. Political or social tensions also could create a greater perception that investments in companies with Jordanian operations involve a high degree of risk, which could adversely affect the market and price for our common stock. Furthermore, the escalation of conflicts such as Russia-Ukraine, Israel-Hamas, and Israel/U.S.-Iran, as well as Houthi rebel attacks on commercial vessels in the Red Sea, may increase geopolitical tensions globally. These political or social tensions could disrupt international trade, industrial supply chains, and transportation, leading to market price volatility, and may adversely affect our business, increase operational costs, and limit our ability to secure foreign financing for our operations and capital expenditures. See “Item 1A. Risk Factors—Risks Related to Operations in Jordan—Our operations in Jordan may be adversely affected by social and political uncertainties or change, military actions, health-related risks, acts of terrorism or other geopolitical instability.”

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

Because of the United States-Jordan Free Trade Agreement, which came into force on December 17, 2001, and was implemented fully on January 1, 2010, we were able to sell our products manufactured at our facilities in Jordan to the U.S. free from customs duties and import quotas under certain conditions prior to April 5, 2025. For tariff imposed by the U.S., please see “Item 1. Business— Competition.”

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

In addition, Jerash Garments and its subsidiaries are subject to local sales tax of 16% on purchases. However, Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. This exemption was extended to February 5, 2027.

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

Our sales to VF Corporation (which owns brands such as The North Face, Timberland, and Vans), directly and indirectly, accounted for approximately 52% and 65% of our total sales in fiscal 2026 and 2025, respectively. From an accounting perspective, we are considered the principal in our arrangement with VF Corporation. We bear the inventory risk before the specified goods are transferred to a customer, and we have the right to determine the price and to change our product during the sample development process with customers in which we determine factors including material usage and manufacturing costs before confirming orders. Therefore, we present the sales and related manufacturing activities on a gross basis.

We are not party to any long-term contracts with VF Corporation or our other customers, and our sales arrangements with our customers do not have minimum purchase requirements. As is common in our industry, VF Corporation and our other customers place purchase orders with us after we complete detailed sample development and approval processes. It is through these sample development and approval processes that we and VF Corporation agree on the purchase and manufacture of the garments in question. In fiscal 2025, VF Corporation issued approximately 14,700 purchase orders to us in amounts ranging from approximately $6 to $929,000. In fiscal 2026, VF Corporation issued approximately 14,300 purchase orders to us in amounts ranging from approximately $5 to $296,000.

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

As of March 31, 2026, we had cash and cash equivalents of approximately $10.8 million and restricted cash of approximately $1.7 million. There can be no assurance that our available cash, together with resources from our operations, will be sufficient to fund our operations and capital expenditures. In addition, our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

Pursuant to the DBS Bank (Hong Kong) Limited (“DBSHK”) facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain type of import and export invoice financing up to an aggregate of $5.0 million, with certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for Hong Kong dollar (“HKD”) bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of March 31, 2026 and 2025, the Company had $4,902,996 and $4,512,462 outstanding under the DBSHK facility, respectively.

On July 31, 2025, Bank al Etihad offered to provide a credit facility of up to $6.0 million to Jerash Garments. Pursuant to the facility, Bank al Etihad agreed to finance import invoices of up to $6.0 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate at the Prime Lending Rate announced by Bank al Etihad, currently 8% per annum. As of March 31, 2026, the Company had $nil outstanding under the Bank al Etihad facility. The Bank al Etihad facility is reviewed annually.

On January 15, 2026, Housing Bank offered a credit facility of up to $14.0 million to Jerash Garments. Pursuant to the facility, Housing Bank agreed to finance import invoices of up to $14.0 million, with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate Secured Overnight Financing Rate (“SOFR”) plus a spread, currently approximately 6.1% per annum. As of March 31, 2026, the Company had $nil outstanding under the Housing Bank facility. The Housing Bank facility is reviewed annually.

On April 9, 2026, the Company signed a credit facility agreement offered by Capital Bank of Jordan (“Capital Bank”). Pursuant to the facility, Capital Bank agreed to finance import invoices of up to $7.5 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an SOFR interest rate plus a spread, with minimum 5% interest rate annually. The Capital Bank facility is reviewed annually.

In connection with the Property Purchase Request of Property No. 1326, on January 28, 2026, Jerash Garments entered into a loan agreement with the Housing Bank to finance the acquisition of Property No. 1326. Pursuant to the loan agreement, the Housing Bank agreed to provide Jerash Garments with a loan in the principal amount of JOD 2,000,000 (approximately $2,820,000). The loan bears interest at a rate of 8% per annum, calculated on the daily outstanding balance and charged monthly. Following a grace period ending January 31, 2027, the loan is repayable in 96 monthly installments of JOD 20,833 each, with the first installment due on February 1, 2027. The loan is secured by a first-priority mortgage on Property No. 1326, valued at JOD 5,500,000.

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

Presently, we generate revenue primarily from manufacturing and exporting sportswear and outerwear. A shift in demand from such products may reduce the growth of new business for our products, and reduce existing business in those products. If demand for sportswear and outerwear were to decline, we may endeavor to expand or transition our product offerings to other segments of the clothing retail industry. There can be no assurance that we would be able to successfully make such an expansion or transition, or that our sales and margins would not decline in the event we made such an expansion or transition.

Our revenue and cash requirements are affected by the seasonal nature of our business.

We used to have stronger seasonality due to higher values of fall and winter orders normally shipped in the first two quarters of our fiscal years. We have been working on smoothing out seasonality through expansions of customer base and product offerings. In fiscal 2026, we managed to reverse the trend to have higher sales in the second half of the year through the introduction of a new customer and expansion in sales of some existing customers for spring and summer season orders.  Due to the nature of our relationships with customers and our use of purchase orders to conduct our business, our revenue may vary from period to period.

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

As of the date of this annual report, we have entered into two joint ventures with third parties, which joint ventures are in the process of being dissolved. Please refer to “Item 1. Business—Organizational structure” for more information. Once we enter into any joint ventures, we will have limited decision-making authority and we may face the risk of disputes with our joint venture partners. This includes potential deadlocks in making major decisions and restrictions on our ability to exit the joint venture. Any disputes that arise between us and any of our joint venture partners may result in litigation or arbitration. We may also face risks associated with the financial condition of our joint venture partners, including the risk of bankruptcy and/or failure to fund their share of required capital contributions. As a result, we may be exposed to liabilities that exceed our share of any joint venture. Our joint venture partners may also have business interests or goals that are inconsistent with ours and may be able to take actions contrary to our policies or objectives. In specific circumstances, we may be liable for the actions of any joint venture partners. Any of these situations may have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, we cannot assure that we may succeed in doing business through any future joint ventures. If any future joint venture does not achieve expected level of production or profitability, we will not be able to adequately manage our growth following the establishment of such business, and our results of operations and financial condition would be adversely affected.

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

Effective from April 5, 2025, the U.S. imposed a baseline tariff of 10% on imports from almost all countries, including Jordan. Then, effective from April 9, 2025, it had announced “reciprocal” tariffs of imports from specified countries, amongst them Jordan with a prevailing rate of then 20%. These “reciprocal” tariffs are postponed for 90 days, whilst the 10% baseline tariff persists. Up to the date of this annual report, the tariff was modified to 15% according to an executive order of presidential actions on July 31, 2025. In February 2026, the U.S. Supreme Court ruled that the “reciprocal” tariffs were illegal, and the U.S. Customs has since then stopped to impose the “reciprocal” tariff and established a new process to refund importers for voided “reciprocal” tariff. Following the ruling, the U.S. Government invoked Section 122 of the Trade Act of 1974 to impose an across the board 10% tariff for a period of 150 days expiring in July 2026. Imports from Jordan are also subject to this tariff. While the payment of the tariff is typically the responsibility of the importer (Jerash’s customers), the impact of the tariff on customers’ demand would be affected by the comparative levels of the tariffs on imports from Jordan compared to other.

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

Since June 2025, the conflict between Israel and Iran has escalated. In March 2026, military conflict involving the United States, Israel and Iran increased geopolitical instability internationally and, to date, increased armed conflicts in the Middle East, which has had a significant effect on global energy and capital markets. These direct military engagements, proxy activities, and broader regional tensions could have significant adverse effects on Jordan’s political and economic environment, and consequently, on our business operations. Further intensification of the conflict could result in regional economic instability, potentially disrupting trade routes, supply chains, and cross-border commerce. Heightened military activity could also create security risks for our facilities, employees, and customers, potentially leading to business interruptions, increased operating costs, or damage to physical assets. In response to regional threats, the government of Jordan may implement new regulations, restrictions, or emergency measures, which could affect our ability to conduct business as usual. Currently, both of the ports of Aqaba in Jordan and Haifa in Israel, which are the main ports for Jerash’s imports of raw materials and export of garment products, are operating as normal.

While we do not have any employees, staff, consultants, operations, materials, or equipment located in Israel, Iran, Ukraine, Russia, or Belarus, all of our manufacturing processes are performed in a complex of production facilities located in Jordan. This situation could adversely affect our business or the services being provided to us due to concerns about conflict in the Palestinian territories and broader regional instability. For example, when Hamas launched its attack on October 7, 2023, it had an unfavorable impact on the Jordanian street and the country’s national security. Similarly, escalating tensions involving Iran, including disruptions to strategic airspaces and critical maritime routes, such as the Strait of Hormuz and the Red Sea, have contributed to increases in the price of oil and gas, disruptions to global supply chains, and heightened market uncertainty. Despite bilateral cooperation between Jordan and the United States that may contribute to assisting the conflicting parties in ultimately achieving peace and security, we cannot assure that our business operations will not be adversely impacted by such disputes.

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

We may issue additional securities in the future. Pursuant to our amended and restated 2018 Stock Incentive Plan, we may issue up to 1,784,250 shares of common stock to certain members of our management and key employees. As of the date of this annual report, 121,310 shares of common stock remain available for issuance under our amended and restated 2018 Stock Incentive Plan.

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

Our ongoing compliance efforts increase general and administrative expenses and may divert management’s time and attention from the development of our business, which may adversely affect our financial condition and results of operations.

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

In connection with the preparation and external audit of our consolidated financial statements for the fiscal year ended March 31, 2025, we identified certain material weaknesses in our internal control over financial reporting and have formulated plans for remedial measures. In the assessment in fiscal 2026, the management concluded that, as of March 31, 2026, our internal control over financial reporting was effective after review and testing of the effectiveness of the remedial actions. See “Item 9A. Controls and Procedures.”

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

We are currently operating in a period of economic uncertainty and capital market disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions, including the ongoing confrontations in the Middle East, such as the conflicts between the United States, Iran and Israel and between Israel and Hamas.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, and supply chain interruptions. In March 2026, military conflict involving the United States, Israel and Iran increased geopolitical instability internationally and, to date, increased armed conflicts in the Middle East, which has had a significant effect on global energy and capital markets.

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

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine and military actions in the Middle East to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this annual report.

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

During the fiscal year ended March 31, 2026, we have not identified any risks from cybersecurity threats that have materially affected our business operations or financial conditions.

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

Item 2. Properties.

Jerash Garments and Kawkab own three industrial buildings of approximately 136,000, 79,000 and 76,000 square feet, respectively, a dormitory building with a kitchen area of approximately 195,000 square feet, and one piece of land of approximately 133,000 square feet in Al Tajamouat Industrial City. We lease additional space totaling approximately 536,000 square feet in three industrial buildings in Al Tajamouat Industrial City. In addition, we lease space for our workers in dormitories located inside and outside of Al Tajamouat Industrial City.

Treasure Success owns an office space in Hong Kong through acquisition of Ever Winland on August 29, 2022. See “—Item 1. Business—Organizational Structure.”

In 2018, we commenced a project to build a 54,000 square-foot factory in Al-Hasa County in the Tafilah Governorate of Jordan, which started operation in November 2019. This project is a joint project with the Jordanian Ministry of Labor and the Employment and Training Department in Jordan. The Ministry of Labor financed the building of the factory and the Employment and Training Department supported 50% of the workers’ salaries, as well as transportation and social security costs in the first 12 months following the completion of the project. We used the factory without paying rent through December 2022. We have continued to use the factory without paying rent since January 2023 as new arrangements with the Jordanian Ministry of Labor are still being made.

In April 2021, we commenced construction on a 195,000-square-foot housing facility for our multi-national workforce, situated on a 49,000-square-foot site owned by us, located in Al Tajamouat Industrial City. In fiscal 2025, the construction completed and our workers have moved in. To meet increasing demand, we are also finalizing plans to construct an additional project on a nearby 133,000-square-foot parcel that we purchased in 2019 for $1.2 million, with 2/3 of the land expected to be allocated for the establishment of our seventh factory and 1/3 for housing purposes. As of the date of this annual report, we are working with engineering consultants to proceed with the architectural design of these buildings. However, the execution of this construction plan will depend on the progress of the Company’s business development and an ongoing assessment of customer order condition.

On January 1, 2021, Jiangmen Treasure Success entered into a factory lease agreement with an independent third party for a term of five years. Upon expiration of the lease, Jiangmen Treasure Success entered into a new factory lease agreement for the same property with the same independent third party on January 1, 2026. The lease has a five-year term with monthly rent amount of CNY66,353 (approximately $9,600) for the first year, and 3% further annual increments starting from the second year.

On June 24, 2021, we entered into an agreement through Jerash Garments to acquire all of the stock of MK Garments in order to operate our manufacturing facility in Al Tajamouat Industrial City located in Amman, Jordan.

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

On February 2, 2026, Jerash Garments received the approval from the Housing Bank of the Property Purchase Request submitted on January 20, 2026 for the purchase of Property No. 1326, from the lands of South Amman, Jordan. The purchase was completed on February 19, 2026. Property No. 1326 will be our sixth factory in Al Tajamouat Industrial City and production will be commenced in fiscal 2027.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded and quoted on the Nasdaq Capital Market under the symbol “JRSH” since May 4, 2018. Before that, our stock was not traded on any stock exchange. As of June 18, 2026, there were 12,939,418 shares of common stock issued and 12,699,940 outstanding held by approximately 32 stockholders of record.

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

In the fourth quarter of the fiscal year ended March 31, 2026, the Company has not made any repurchases of its outstanding shares of common stock.

During the fiscal years ended March 31, 2026 and 2025, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal years 2026 and 2025, and current reports on Form 8-K.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report.

Executive Overview

Seasonality of Sales

We used to have strong seasonality due to higher values of fall and winter orders, which are normally shipped in the first two quarters of our fiscal years. We have been working on smoothing out seasonality through expansions of customer base and product offerings. In fiscal 2026, we managed to reverse the trend to have higher sales in the second half of the year through introduction of a new customer and expansion in sales of some existing customers for spring and summer season orders. We will continue our efforts in this direction in order to produce more consistent results throughout a fiscal year.  One of our strategies is to increase sales with other customers where clothing lines are stronger during the spring months. This strategy also reflects our current plan to increase our number of customers to mitigate our current concentration risk with VF Corporation.

Results of Operations

The following table presents certain information from our consolidated statements of operations and comprehensive income (loss) for the fiscal years ended March 31, 2026 and 2025 and should be read, along with all of the information in this management’s discussion and analysis, in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended March 31,
	2026		2025
		As % of		As % of	Year over Year
Statement of Income Data:	Amount	Sales	Amount	Sales	Amount	%
Revenue	$166,264	100%	$145,812	100%	$20,452	14%
Cost of goods sold	139,481	84%	123,493	85%	15,988	13%
Gross profit	26,783	16%	22,319	15%	4,464	20%
Selling, general, and administrative expenses	20,456	12%	20,872	14%	(416)	(2)%
Other expenses, net	1,580	1%	1,296	1%	284	22%
Net income before taxation	$4,747	3%	$151	0%	$4,596	3,044%
Income tax expense	1,120	1%	991	1%	129	13%
Net income (loss)	$3,627	2%	$(840)	(1)%	$4,467	532%

Revenue. Our revenue was $166.3 million for fiscal 2026, compared to $145.8 million for fiscal 2025, an increase of $20.5 million, or 14%, primarily due to increases in shipments to businesses from new customers such as Hansoll Group and growth in sales from some of the customers introduced in the past few years such as Acushnet and Tharanco.

The following table outlines the dollar amount and percentage of total sales to our customers for the fiscal years ended March 31, 2026 and 2025, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal 2026		Fiscal 2025
	Sales		Sales
	(Amount)%		(Amount)%

VF Corporation(1)	$87,020	52.3%	$94,151	64.6%
New Balance	22,760	13.7%	17,872	12.2%
Suzhou Unitex	10,332	6.2%	5,696	3.9%
Tharanco	7,663	4.6%	4,673	3.2%
Hansoll	6,952	4.2%	-	0%
SWC Inc.	5,532	3.3%	5,049	3.5%
G-III	3,799	2.3%	2,352	1.6%
Hugo Boss	1,315	0.8%	4,018	2.8%
Others	20,891	12.6%	12,001	8.2%
Total	$166,264	100.0%	$145,812	100.0%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Fiscal Years Ended March 31,
	2026		2025		Year over Year
Region	Amount	%	Amount	%	Amount	%
United States	$138,158	83%	$128,577	88%	$9,581	7%
China and Hong Kong	16,851	10%	8,941	6%	7,910	88%
Republic of Korea (“Korea”)	6,952	4%	-	0%	6,952	-%
Jordan	2,198	2%	3,081	2%	(883)	(29)%
Others	2,105	1%	5,213	4%	(3,108)	(60)%
Total	$166,264	100%	$145,812	100%	$20,452	14%

Since January 2010, all apparel manufactured in Jordan can be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provides us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S. Effective from April 5, 2025, the U.S. imposed a baseline tariff of 10% on imports from almost all countries, including Jordan. Then, effective from April 9, 2025, it had announced “reciprocal” tariffs of imports from specified countries, amongst them Jordan with a prevailing rate of then 20%. These “reciprocal” tariffs are postponed for 90 days, whilst the 10% baseline tariff persists. The tariff had been modified to 15% according to an executive order of presidential actions on July 31, 2025. In February 2026, the U.S. Supreme Court ruled that the “reciprocal” tariffs were illegal, and the U.S. Customs has since then stopped to impose the “reciprocal” tariff and established a new process to refund importers for voided “reciprocal” tariff. Following the ruling, the U.S. Government then invoked Section 122 of the Trade Act of 1974 to impose an across the board 10% tariff for a period of 150 days expiring in July 2026, including on the imports from Jordan. While the payment of the tariff is typically the responsibility of the importer (Jerash’s customers), the impact of the tariff on customers’ demand would be affected by the comparative levels of the tariffs on imports from Jordan compared to other.

The increase of approximately 7% in sales to the U.S. during fiscal 2026 was mainly attributable to an increase in sales to some of our U.S. customers introduced in the past few years, including Acushnet, Tharanco, and American Eagle.

During fiscal 2026, aggregate sales to Jordan, China and Hong Kong, Korea, and other locations, such as Germany, and Mexico, increased by 63% from approximately $17.2 million in fiscal 2025 to $28.1 million. This increase can be attributed mainly to the introduction of a new customer, Hansoll Group and an increase in revenue from Suzhou Unitex.

Cost of goods sold. Our cost of goods sold experienced an increase of approximately $16.0 million to approximately $139.5 million in fiscal 2026 from approximately $123.5 million in fiscal 2025. As a percentage of revenue, the cost of goods sold decreased by approximately 1 percentage point to 84% in fiscal 2026 from 85% in fiscal 2025. The decrease in the cost of goods sold as a percentage of revenue was primarily attributable to improved efficiency from economy of scale, continued automation such as installation of hanging systems, and better control of import costs.

For the fiscal year ended March 31, 2026 and 2025, we purchased approximately 13% and 10% of our garments and raw materials from one major supplier, respectively.

Gross profit margin. Our gross profit margin was approximately 16% in fiscal 2026, representing an increase by approximately 1 percentage point from 15% in fiscal 2025. The increase in gross profit margin was primarily influenced by our improvements in efficiency through automation and economy of scale.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased by approximately 2% from approximately $20.9 million in fiscal 2025 to $20.5 million in fiscal 2026. The decrease was mainly attributable to better control of the export logistic expenses and lower share-based payment expenses in fiscal 2026.

Other expenses, net. Other expenses, net were approximately $1.6 million in fiscal 2026, compared to other expenses, net of approximately $1.3 million in fiscal 2025. The increase in other expenses from fiscal 2025 to fiscal 2026 was primarily due to a currency exchange loss and lower interest income in 2026.

Taxation. Income tax expenses for fiscal 2026 were approximately $1.1 million, compared to income tax expenses of approximately $1.0 million for fiscal 2025. The effective tax rate for fiscal 2026 decreased to 24%, compared to 656% for fiscal 2025. The decrease in the effective tax rate mainly resulted from lower Subpart F income impacts, favorable foreign tax rate differentials, favorable return-to-provision and valuation allowance adjustments, and the absence of uncertain tax position adjustments related to amended tax returns that were recorded in fiscal 2025.

Net income (loss). Net income for fiscal 2026 was $3.6 million, compared to net loss of approximately $0.8 million for fiscal 2025. The net income is mainly attributable to the improvement in efficiency through automation and economy of scale, better control of the export logistic expenses and lower share-based payment expenses and the lower effect tax rate in fiscal 2026.

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

As of March 31, 2026, our cash and cash equivalents balance was approximately $10.8 million and restricted cash was approximately $1.7 million, compared to cash and cash equivalents of approximately $13.3 million and restricted cash of approximately $1.7 million as of March 31, 2025. The decrease in total cash and cash equivalents during fiscal 2026 was primarily due to the payment for new factory premises and plant and equipment, offsetting the bank loan of $2.8 million related to the premises in fiscal 2026.

Our current assets as of March 31, 2026 were approximately $58.4 million, and our current liabilities were approximately $21.6 million, which resulted in a current ratio of approximately 2.7 to 1. Our current assets as of March 31, 2025 were approximately $54.4 million, and our current liabilities were approximately $19.8 million, which resulted in a current ratio of approximately 2.7:1. For fiscal 2026, the increase in current assets were primarily due to increases in accounts receivable from shipments close to the year end, and increases in inventory and advances to suppliers for the shipments mostly planned in early to mid-fiscal 2027, offsetting the decrease in cash balance.

We had net working capital of $36.7 million and $34.6 million as of March 31, 2026 and 2025, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date of this Annual Report.

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

Credit Facilities and Bank Loan

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain types of import and export invoice financing up to an aggregate of $5.0 million, subject to certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over HIBOR for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of March 31, 2026 and 2025, the outstanding balances were $4.9 million and $4.5 million, respectively, under this DBSHK facility.

Bank al Etihad Credit Facility

On July 31, 2025, Bank al Etihad offered to provide a credit facility of up to $6.0 million to Jerash Garments. Pursuant to the facility, Bank al Etihad agreed to finance import invoices of up to $6.0 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate at the Prime Lending Rate announced by Bank al Etihad. As of March 31, 2026, the Company had $nil outstanding under the Bank al Etihad facility. The Bank al Etihad facility is reviewed annually.

Housing Bank Credit Facility

On January 15, 2026, Housing Bank offered a credit facility of up to $14.0 million to Jerash Garments. Pursuant to the facility, Housing Bank agreed to finance import invoices of up to $14.0 million, with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate SOFR plus a spread, currently approximately 6.1% per annum. As of March 31, 2026, the Company had $nil outstanding under the Housing Bank facility. The Housing Bank facility is reviewed annually.

Capital Bank Facility

On April 9, 2026, the Company signed a credit facility agreement offered by Capital Bank. Pursuant to the facility, Capital Bank agreed to finance import invoices of up to $7.5 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an SOFR interest rate plus a spread, with minimum 5% interest rate annually. The Capital Bank facility is reviewed annually.

Bank Loan

In connection with the Property Purchase Request Property No. 1326 on January 28, 2026, Jerash Garments entered into a loan agreement with the Housing Bank to finance the acquisition of Property No. 1326. Pursuant to the loan agreement, the Housing Bank agreed to provide Jerash Garments with a loan in the principal amount of JOD 2,000,000 (approximately $2,820,000). The loan bears interest at a rate of 8% per annum, calculated on the daily outstanding balance and charged monthly. Following a grace period ending January 31, 2027, the loan is repayable in 96 monthly installments of JOD 20,833 each, with the first installment due on February 1, 2027. The loan is secured by a first-priority mortgage on Property No. 1326, valued at JOD 5,500,000.

Fiscal Years ended March 31, 2026 and 2025

The following table sets forth a summary of our cash flows for the fiscal years ended March 31, 2026 and 2025.

(All amounts in thousands of U.S. dollars)

	For the fiscal years ended March 31,
	2026	2025
Net cash provided by operating activities	$2,494	$1,365
Net cash used in investing activities	(5,794)	(2,370)
Net cash provided by financing activities	671	2,053
Effect of exchange rate changes on cash and restricted cash	32	(21)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,597)	1,027
Cash, cash equivalents and restricted cash, beginning of year	15,064	14,037
Cash, cash equivalents and restricted cash, end of year	$12,467	$15,064
Supplemental disclosure information
Cash paid for interest	$1,625	$1,720
Income tax paid	$1,273	$1,399
Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$296	$668
Operating lease right of use assets obtained in exchange for operating lease obligations	$765	$187

Operating Activities

Net cash provided by operating activities was approximately $2.5 million in fiscal 2026, compared to net cash provided by operating activities of approximately $1.4 million in fiscal 2025. The increase in net cash provided by operating activities was primarily attributable to the following factors:

●	net income of $3.6 million during fiscal 2026, compared to a net loss of $0.8 million during fiscal 2025;

●	an increase of $1.2 million in accrual expenses during fiscal 2026, compared to an increase of $0.2 million during fiscal 2025;

●	an increase of $2.7 million in accounts receivable during fiscal 2026, compared to a decrease of $2.4 million during fiscal 2025;

●	an increase of $2.3 million in inventory during fiscal 2026, compared to an increase of $0.5 million during fiscal 2025;

●	an increase of $2.0 million in advances to suppliers during fiscal 2026, compared to an increase of $3.6 million during fiscal 2025; and

●	a decrease of $0.2 million of deferred revenue during fiscal 2026, compared to an increase of $0.5 million during fiscal 2025.

Investing Activities

Net cash used in investing activities was approximately $5.8 million and $2.4 million for fiscal 2026 and 2025, respectively. The increase in net cash used in fiscal year 2026 compared to 2025 was primarily due to acquisition of a factory premises in Jordan in fiscal 2026 for approximately $3.6 million.

Financing Activities

Net cash provided by financing activities was $0.7 million in fiscal 2026, which was primarily related to the increase in long-term loan of approximately $2.8 million to finance the acquisition of a factory premises in fiscal 2026 and the net draw down of short-term bank financing of approximately $0.4 million, offset by the distribution of dividend of $2.5 million. Net cash provided by financing activities was approximately $2.1 million for fiscal 2025, mainly due to the net draw down of short-term bank financing of $4.5 million, which was offset by the distribution of dividends of $2.4 million.

Statutory Reserves

In accordance with the corporate Law in Jordan, Jerash Holdings’ subsidiaries in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $413,821 as of March 31, 2026 and 2025.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of March 31, 2026 and 2025.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of March 31,
	2026	2025
Statutory Reserves	$414	$414
Total Restricted Net Assets	$414	$414
Consolidated Net Assets	$64,909	$62,869
Restricted Net Assets as Percentage of Consolidated Net Assets	0.64%	0.66%

Total restricted net assets accounted for approximately 0.64% of our consolidated net assets as of March 31, 2026. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves with the maximum reserve equal to 100% of the entity’s capital, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $5.8 million and $2.4 million in fiscal 2026 and 2025, respectively. For the fiscal year ended March 31, 2026, our capital expenditures included payments for additional plant and machinery of approximately $1.5 million and payments for acquisition of properties of approximately $3.6 million. For the fiscal year ended March 31, 2025, our capital expenditures included payments for additional plant and machinery of approximately $1.0 million and payments for construction of properties of approximately $1.1 million.

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

We expect that our capital expenditures will increase in the following two fiscal years to create additional capacity to underpin our long-term business plan. The realization of these investments depends on the progress of our business development, including expanding our client base and securing increased commitments from existing customers. We have used cash generated from operations of our subsidiaries to fund our capital commitments in the past. Our capital expenditure plan is highly related to customer commitments and market responses to the demand of our capacity. If growth in demand is in line with our projection, other than cash generated from the operations of our subsidiaries, we may also obtain further bank financing and raise funds from the capital market to meet our capital expenditure plan and fund our capital commitments. As of the date of this report, no material commitment has been made for the capital expenditure projections above.

Off-balance Sheet Commitments and Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as stockholders’ equity, or that are not reflected in our consolidated financial statements.

For Management’s Discussion and Analysis of the fiscal years ended March 31, 2025 and 2024, please see our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 26, 2025.

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

JERASH HOLDINGS (US), INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Jerash Holdings (US), Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jerash Holdings (US), Inc. (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Costa Mesa, CA
June 18, 2026

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	March 31, 2025

ASSETS
Current Assets:
Cash and cash equivalents	$10,764,576	$13,346,791
Accounts receivable, net	5,676,122	3,076,074
Inventories	29,956,361	27,704,829
Prepaid expenses and other current assets	3,351,655	3,648,321
Advances to suppliers, net	8,639,635	6,644,194
Total Current Assets	58,388,349	54,420,209

Restricted cash - non-current	1,702,935	1,717,248
Long-term deposits	834,686	464,934
Property, plant, and equipment, net	27,388,699	25,023,681
Goodwill	499,282	499,282
Operating lease right of use assets	1,038,563	850,172
Total Assets	$89,852,514	$82,975,526

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$4,902,996	$4,512,462
Accounts payable	7,167,019	6,507,308
Accrued expenses	5,528,165	4,342,436
Income tax payable - current	1,331,765	1,305,386
Uncertain tax provision	-	175,290
Other payables	2,092,183	2,149,185
Deferred revenue	241,357	487,004
Bank loan - current	58,766	-
Operating lease liabilities - current	319,910	339,699
Total Current Liabilities	21,642,161	19,818,770

Deferred tax liabilities, net	73	120
Operating lease liabilities - non-current	539,183	287,527
Bank Loan -non current	2,762,034	-
Total Liabilities	24,943,451	20,106,417

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,939,418 shares issued; 12,699,940 shares outstanding as of March 31, 2026 and 2025, respectively	12,939	12,939
Additional paid-in capital	26,579,006	25,674,835
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	413,821	413,821
Retained earnings	39,394,513	38,396,901
Accumulated other comprehensive loss	(464,753)	(513,122)
Total Jerash Holdings (US), Inc. Stockholders’ Equity	64,766,480	62,816,328

Noncontrolling interest	142,583	52,781
Total Equity	64,909,063	62,869,109

Total Liabilities and Equity	$89,852,514	$82,975,526

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Fiscal Year Ended March 31,
	2026	2025

Revenue, net	$166,263,870	$145,812,006
Cost of goods sold	139,480,501	123,492,561
Gross Profit	26,783,369	22,319,445

Selling, general, and administrative expenses	19,551,781	19,114,456
Stock-based compensation expenses	904,171	1,758,146
Total Operating Expenses	20,455,952	20,872,602

Income from Operations	6,327,417	1,446,843

Other Income (Expenses):
Interest expenses	(1,625,387)	(1,719,760)
Other income, net	45,416	424,108
Total other expenses, net	(1,579,971)	(1,295,652)

Net income before provision for income taxes	4,747,446	151,191

Income tax expenses	1,120,044	991,120

Net income (loss)	3,627,402	(839,929)

Net income attributable to noncontrolling interest	89,802	8,440
Net income (loss) attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$3,537,600	$(848,369)

Net income (loss)	$3,627,402	$(839,929)
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	48,369	(20,803)
Total Comprehensive Income (Loss)	3,675,771	(860,732)
Comprehensive income attributable to noncontrolling interest	89,802	8,440
Comprehensive Income (Loss) Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$3,585,969	$(869,172)

Earnings (Loss) Per Share Attributable to Common Stockholders:
Basic	$0.28	$(0.07)
Diluted	$0.27	$(0.07)

Weighted Average Number of Shares
Basic	12,699,940	12,329,021
Diluted	13,188,685	12,329,021

Dividend per share	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE FISCAL YEARS ENDED MARCH 31, 2026 AND 2025

					Additional				Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Statutory	Retained	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Income (Loss)	interest	Equity
Balance at March 31, 2024	-	$-	12,534,318	$12,534	$23,917,094	$(1,169,046)	$413,821	$41,704,238	$(492,319)	$44,341	$64,430,663

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	1,758,146	-	-	-	-	-	1,758,146
Issuance of common stocks upon vesting of restricted stock units	-	-	405,100	405	(405)	-	-	-	-	-	-
Net (loss) profit	-	-	-	-	-	-	-	(848,369)	-	8,440	(839,929)
Dividend payments	-	-	-	-	-	-	-	(2,458,968)	-	-	(2,458,968)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(20,803)	-	(20,803)

Balance at March 31, 2025	-	$-	12,939,418	$12,939	$25,674,835	$(1,169,046)	$413,821	$38,396,901	$(513,122)	$52,781	$62,869,109

Balance at March 31, 2025	-	$-	12,939,418	$12,939	$25,674,835	$(1,169,046)	$413,821	$38,396,901	$(513,122)	$52,781	$62,869,109

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	904,171	-	-	-	-	-	904,171
Net profit	-	-	-	-	-	-	-	3,537,600	-	89,802	3,627,402
Dividend payments	-	-	-	-	-	-	-	(2,539,988)	-	-	(2,539,988)
Foreign currency translation gain	-	-	-	-	-	-	-	-	48,369	-	48,369

Balance at March 31, 2026	-	$-	12,939,418	$12,939	$26,579,006	$(1,169,046)	$413,821	$39,394,513	$(464,753)	$142,583	$64,909,063

The accompanying notes are an integral part of these consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,627,402	$(839,929)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,074,963	2,681,709
Stock-based compensation expenses	904,171	1,758,146
Credit loss (recovery), net	73,479	(17,054)
Amortization of operating lease right-of-use assets	588,463	591,961
Uncertain tax provision	-	175,290

Changes in operating assets:
Accounts receivable	(2,673,527)	2,358,493
Inventories	(2,251,532)	(463,257)
Prepaid expenses and other current assets	296,668	(902,253)
Advances to suppliers	(1,995,441)	(3,558,057)
Deferred tax assets	-	158,329
Changes in operating liabilities:
Accounts payable	659,711	167,071
Accrued expenses	1,185,730	166,593
Other payables	(57,002)	(85,685)
Deferred revenue	(245,647)	476,804
Operating lease liabilities	(544,988)	(544,616)
Income tax payable	(148,106)	(759,037)
Deferred tax liabilities	(47)	120
Net cash provided by operating activities	2,494,297	1,364,628

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,128,453)	(951,112)
Payments for construction of properties	-	(1,089,484)
Payment for long-term deposits	(665,825)	(329,326)
Net cash used in investing activities	(5,794,278)	(2,369,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(2,539,988)	(2,458,968)
Repayment of short-term loan	(21,723,106)	(14,103,935)
Proceeds from short-term loan	22,113,640	18,616,397
Proceeds from long-term loan	2,820,800	-
Net cash provided by financing activities	671,346	2,053,494

EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	32,107	(21,028)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,596,528)	1,027,172

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE YEAR	15,064,039	14,036,867

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE YEAR	$12,467,511	$15,064,039

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE YEAR	$12,467,511	$15,064,039
LESS: NON-CURRENT RESTRICTED CASH	1,702,935	1,717,248
CASH AND CASH EQUIVALENTS END OF THE YEAR	$10,764,576	$13,346,791

Supplemental disclosure information:
Cash paid for interest	$1,625,387	$1,719,760
Income tax paid	$1,272,591	$1,398,684

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$296,098	$667,567
Operating lease right of use assets obtained in exchange for operating lease obligations	$765,303	$186,726

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

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both established in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with a declared capital of JOD 50,000 (approximately US$71,000). Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments. As of March 31, 2026, the principal activities of Jerash Embroidery and Chinese Garment were transferred to Jerash Garment, and Jerash Embroidery and Chinese Garments currently have no operation.

Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”) is a contract garment manufacturer that was established in Amman, Jordan, as a limited liability company on October 24, 2004 with a declared capital of JOD 100,000 (approximately US$141,000). On December 11, 2018, Jerash Garments and the sole shareholder of Paramount entered into an agreement pursuant to which Jerash Garments acquired all of the outstanding shares of stock of Paramount. Jerash Garments assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of June 18, 2019, Paramount became a subsidiary of Jerash Garments. As of March 31, 2026, the principal activities of Paramount were transferred to Jerash Garment, and Paramount currently has no operation.

Jerash The First for Medical Supplies Manufacturing Company Limited (“Jerash The First”) was established in Amman, Jordan, as a limited liability company on July 6, 2020, with a registered capital of JOD 150,000 (approximately US$212,000). Jerash The First was engaged in the production of medical supplies in Jordan and is a wholly owned subsidiary of Jerash Garments.

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

Ever Winland Limited (“Ever Winland”) was organized in Hong Kong, as a limited liability company. It held office premises, which were leased to Treasure Success. On June 22, 2022, Treasure Success and the shareholders of Ever Winland entered into an agreement, pursuant to which Treasure Success acquired all of the outstanding stock of Ever Winland. Apart from the office premises used by Treasure Success, Ever Winland had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of August 29, 2022, Ever Winland became a subsidiary of Treasure Success. The office premises were transferred to Treasure Success as of January 8, 2026.

J&B International Limited (“J&B”) is a joint venture company established in Hong Kong on January 10, 2023. On March 20, 2023, Treasure Success and P. T. Eratex (Hong Kong) Limited (“Eratex”) entered into a Joint Venture and Shareholders’ Agreement, pursuant to which Treasure Success acquired 51% of the equity interests in J&B on April 11, 2023. The declared capital is 500,000 Hong Kong Dollars (“HKD”) (approximately $64,000). J&B engaged in the garment trading and manufacturing business for orders from customers. On June 16, 2025, Treasure Success and Eratex attended a meeting of shareholders of J&B and approved the termination of J&B’s business operations and the dissolution of J&B, which is expected to complete in April 2027.

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity interests in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity-classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B and Jerash Newtech through its wholly owned subsidiary, Treasure Success. The Company consolidates J&B and Jerash Newtech and reports noncontrolling interest to reflect the portion of their equity that is not attributable to the Company as the controlling shareholder. As of March 31, 2026 and 2025, noncontrolling interest was $142,583 and $52,781, respectively.

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

Cash and Cash Equivalents

The Company’s cash consists of cash on hand and cash deposited in financial institutions. The Company considers all highly liquid investment instruments with an original maturity of three months or less from the original date of purchase to be cash equivalents. All cash and cash equivalents are unrestricted as to withdrawal and use.

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

Advances to Suppliers, Net

Advances to suppliers consist of balances paid to suppliers for services or materials purchased that have not been provided or received. Advances to suppliers for services and materials are short-term in nature. Advances to suppliers are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the performance of the suppliers becomes doubtful. At each reporting date, the Company generally determines the adequacy of allowance for impairment by evaluating all available information and then records specific allowances for those advances based on the specific facts and circumstances.

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

Expected credit losses are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Property, Plant, and Equipment, Net (Continued)

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors that may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the fiscal years ended March 31, 2026 and 2025.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of March 31, 2026 and 2025, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the fiscal years ended March 31, 2026 and 2025.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company applies the “distinct” guidance in ASC 606-10-25-19 through ASC 606-10-25-22 to identify the specified goods or services. The Company evaluates the indicators in ASC 606-10-55-39 along with all relevant facts and circumstances in relation to our assessment. As the Company is primarily responsible for fulfilling the promise to provide the specified good and service, the Company has inventory risk before the specified good or service has been transferred to a customer, or after transfer of control to the customer; and the Company has discretion in establishing the prices for the specified goods or service, the Company concluded that it is the principal of the sales transactions and revenue should be recognized on a gross basis.

The Company does not have any contract assets since the Company recognizes accounts receivable and revenue for the transfer of promised goods to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment to the accounts receivable from customers is not contingent on a future event. The Company had contract liabilities of $241,357 and $487,004 as of March 31, 2026 and 2025, respectively. As of March 31, 2026, $241,357 deferred revenue was expected to be recognized within fiscal year 2027.

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

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $2,783,046 and $2,991,097 for the fiscal years ended March 31, 2026 and 2025, respectively.

Income and Sales Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Jerash Holdings and Jerash Supplies are incorporated/formed in the State of Delaware and are subject to federal income tax in the United States of America. Treasure Success, Ever Winland, J&B, and Jerash Newtech are registered in Hong Kong and are subject to profits tax in Hong Kong. Jiangmen Treasure Success is incorporated in China and is subject to corporate income tax in China. Jerash Garments, Jerash Embroidery, Chinese Garments, Paramount, Jerash The First, MK Garments, and Kawkab Venus are subject to income tax in Jordan, unless an exemption is granted. In accordance with Development Zone law, Jerash Garments and its subsidiaries were subject to corporate income tax in Jordan at a rate of 20% plus a 1% social contribution effective from January 1, 2024. Effective from October 1, 2025, Jerash Garments has been granted tax concession at a corporate income tax rate 10% plus a 1% social contribution in accordance with the Jordanian Income Tax Law.

Jerash Garments and its subsidiaries are subject to local sales tax of 16% on purchases. Jerash Garments was granted a sales tax exemption from the Jordanian Investment Commission for the period from June 1, 2015 to June 1, 2018 that allowed Jerash Garments to make purchases with no sales tax charge. The exemption has been extended to February 5, 2027.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income and Sales Taxes (Continued)

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, any changes in tax rates and the impact on deferred income taxes are recognized in the consolidated statements of operations and comprehensive income (loss) in the period when the new rates are enacted. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this annual report, the Company is current on all corporate, federal, and state tax returns. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and 2025, uncertain tax provision was $nil and $175,290, respectively.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in its Jordan subsidiaries, HKD in Treasure Success, Ever Winland, J&B, and Jerash Newtech, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as the functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations and comprehensive income (loss) as incurred, and the total amount of transaction gains and losses were immaterial as of the fiscal years ended March 31, 2026 and 2025.

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

	March 31, 2026	March 31, 2025
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8002	US$1=HKD7.7790
	US$1=CNY6.9033	US$1=CNY7.2572
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8002	US$1=HKD7.7925
	US$1=CNY7.1016	US$1=CNY7.2150

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

Earnings or Loss per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for instance, convertible securities, options, warrants, and restricted stock units (“RSUs”) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See “Note 14–Earnings (Loss) per Share”).

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

Fair Value of Financial Instruments (Continued)

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2026 and 2025 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of March 31, 2026 and 2025, respectively, $5,236,963 and $4,883,906 of the Company’s cash were on deposit at financial institutions in Jordan, where a maximum amount of JOD 50,000 (approximately $71,000) bank deposits are insured by each member bank under Jordan Deposit Insurance Corporation Law in the event of bank failure. As of March 31, 2026 and 2025, respectively, $344,673 and $246,394 of the Company’s cash were on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to approximately $72,429) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of March 31, 2026 and 2025, respectively, $6,826,388 and $9,871,227 of the Company’s cash were on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of March 31, 2026 and 2025, respectively, $41,090 and $48,274 of the Company’s cash were on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the fiscal years ended March 31, 2026 and 2025, two end-customers accounted for 52% and 14%, and 65% and 12% of the Company’s total revenue, respectively. As of March 31, 2026, three end-customers accounted for 29%, 26% and 12%, respectively, of the Company’s total accounts receivable balance. As of March 31, 2025, four end-customers accounted for 24%, 23%, 16%, and 11%, respectively, of the Company’s total accounts receivable balance.

For the fiscal years ended March 31, 2026 and 2025, the Company purchased approximately 13% and 10% of its total purchase in garments and raw materials from one major supplier. As of March 31, 2026, accounts payable to the Company’s three major suppliers accounted for 21%, 18%, and 12% of the total accounts payable balance, respectively. As of March 31, 2025, accounts payable to the Company’s three major suppliers accounted for 24%, 12%, and 11% of the total accounts payable balance, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risks and Uncertainties (Continued)

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted this new guidance on its consolidated financial statements and related disclosures on a prospective basis.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of March 31, 2026	As of March 31, 2025
Trade accounts receivable	$5,676,122	$3,076,074
Less: allowances for credit loss	-	-
Accounts receivable, net	$5,676,122	$3,076,074

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of March 31, 2026	As of March 31, 2025
Raw materials	$16,556,259	$13,101,508
Work-in-progress	2,398,140	2,888,090
Finished goods	11,001,962	11,715,231
Total inventory	$29,956,361	$27,704,829

NOTE 5 – INVENTORIES (CONTINUED)

As of March 31, 2026 and 2025, no inventory valuation reserve was recorded as 99.5% and 98.2% of inventory on hand was backed by firm customer orders, respectively. The remaining 0.5% and 1.8% of inventories on hand as of March 31, 2026 and 2025, respectively, were allocated to garment samples and personal protective equipment orders.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

Advances to suppliers consisted of the following:

	As of March 31, 2026	As of March 31, 2025
Advances to suppliers	$8,639,635	$6,644,194
Less: allowances for impairment	-	-
Advances to suppliers, net	$8,639,635	$6,644,194

NOTE 7 – LEASES

The Company had 37 operating leases for manufacturing facilities, offices, and staff dormitories as of March 31, 2026. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space, manufacturing facilities and staff dormitories.

Supplemental balance sheet information related to operating leases was as follows:

	As of March 31, 2026	As of March 31, 2025
Operating lease right of use assets	$1,038,563	$850,172

Operating lease liabilities – current	$319,910	$339,699
Operating lease liabilities – non-current	539,183	287,527
Total operating lease liabilities	$859,093	$627,226

The weighted average remaining lease terms and discount rates for all of operating leases were as follows:

Remaining lease term and discount rate:

	For the Fiscal Years Ended
	March 31, 2026	March 31, 2025
Weighted average remaining lease term (years)	3.2	1.6

Weighted average discount rate	5.60%	6.25%

NOTE 7 – LEASES (CONTINUED)

During the fiscal years ended March 31, 2026 and 2025, the Company incurred total operating lease expenses of $2,269,300 and $2,385,398, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of March 31, 2026:

2027	$512,989
2028	217,839
2029	182,517
2030	126,979
2031	97,360
Thereafter	-
Total lease payments	1,137,684
Less: imputed interest	(99,121)
Less: prepayments	(179,470)
Present value of lease liabilities	$859,093

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of March 31, 2026	As of March 31, 2025
Land	$2,200,334	$2,200,334
Property and buildings	24,737,536	21,158,457
Equipment and machinery	15,149,498	13,540,863
Office and electric equipment	1,569,943	1,484,093
Automobiles	1,417,113	1,382,946
Leasehold improvements	4,665,845	4,513,590
Subtotal	49,740,269	44,280,283
Less: Accumulated depreciation and amortization	(22,351,570)	(19,256,602)
Property, plant, and equipment, net	$27,388,699	$25,023,681

On February 2, 2026, Jerash Garments received the approval from the Housing Bank for Trade and Finance (the “Housing Bank”) of a property purchase request (the “Property Purchase Request”) submitted by Jerash Garments to the Housing Bank on January 20, 2026 for the purchase of a manufacturing building and associated land (the “Property”) located on Property No. 1326, Basin No. 3 Abu Sawwana, Al-Ruqaim Village, from the lands of South Amman, Jordan. The purchase price is JOD 2,400,000 (approximately $3,384,000). The purchase was completed on February 19, 2026.

For the fiscal years ended March 31, 2026 and 2025, depreciation and amortization expenses were $3,074,963 and $2,681,709, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of March 31, 2026 and 2025. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

NOTE 9 – EQUITY (CONTINUED)

Common Stock

The Company had 12,699,940 shares of common stock outstanding as of March 31, 2026 and 2025.

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan (as defined below) to 37 executive officers and employees of the Company, with a two-year vesting period. 405,100 RSUs were vested and additional shares were issued for the fiscal year ended March 31, 2025.

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

Dividends

During the fiscal year ended March 31, 2026, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 3, 2026, November 7, 2025, August 8, 2025 and May 20, 2025, respectively. Four cash dividends of $634,997 each were paid in full on February 20, 2026, November 26, 2025, August 29, 2025, and June 6, 2025, respectively.

During the fiscal year ended March 31, 2025, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 5, 2025, November 8, 2024, August 5, 2024, and May 21, 2024, respectively. Four cash dividends of $614,742 each were paid in full on February 25, 2025, November 29, 2024, August 23, 2024, and June 7, 2024, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. As of March 31, 2026, the Company had 121,310 shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding as of March 31, 2024	150,000	$6.25
Granted	-	-
Exercised	-	-
Expired	-	-
Stock options outstanding as of March 31, 2025	150,000	$6.25

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding as of March 31, 2025	150,000	$6.25
Granted	-	-
Exercised	-	-
Expired	-	-
Stock options outstanding as of March 31, 2026	150,000	$6.25

NOTE 10 – STOCK-BASED COMPENSATION (CONTINUED)

All these outstanding options were fully vested and exercisable. As of March 31, 2026, there were 150,000 stock options outstanding. The weighted average remaining life of the options is 2.8 years.

Restricted Stock Units

On February 9, 2023, the Board of Directors approved the grant of 405,800 RSUs under the Plan to 37 executive officers and employees of the Company, with a two-year vesting period. 405,100 RSUs were vested and additional shares were issued for the fiscal year ended March 31, 2025.

On March 25, 2024, the Board of Directors approved the grant of 915,040 RSUs under the Plan to 35 executive officers and employees of the Company, with a three-year vesting period. The fair value of these RSUs on March 25, 2024 was $2,745,120, based on the market price of the Company’s common stock as of the date of the grant. As of March 31, 2026, there were $890,429 unrecognized stock-based compensation expenses to be recognized through March 2027 and 907,840 RSUs remained outstanding.

RSU activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding as of March 31, 2024	1,320,140	$3.55
Granted	-	-
Vested	(405,100)	4.78
Forfeited	(3,600)	3.00
RSUs outstanding as of March 31, 2025	911,440	3.00

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding as of March 31, 2025	911,440	$3.00
Granted	-	-
Vested	-	-
Forfeited	(3,600)	3.00
RSUs outstanding as of March 31, 2026	907,840	3.00

Total expenses related to the RSUs issued were $904,171 and $1,758,146 for the fiscal years ended March 31, 2026 and 2025, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follows:

Name of Related Party	Relationship to the Company	Nature of Transactions

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, Chairman, and a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $300,000 for the fiscal years ended March 31, 2026 and 2025.

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $300,000 for the fiscal years ended March 31, 2026 and 2025.

NOTE 12 – CREDIT FACILITIES AND BANK LOAN

Credit Facilities

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. In March 2024, the Company joined a supply chain financing program with one additional customer. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses on the consolidated statements of operations and comprehensive income (loss). For the fiscal years ended March 31, 2026 and 2025, the early payment charge was $1,303,967 and $1,482,263, respectively.

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

As of March 31, 2026 and 2025, the Company had $4,902,996 and $4,512,462 outstanding under the DBSHK facility and the weighted average interest rate was 5.3% and 6.3%, respectively. The DBSHK facility is reviewed annually.

On July 31, 2025, Bank al Etihad offered to provide a credit facility of up to $6.0 million to Jerash Garments. Pursuant to the facility, Bank al Etihad agreed to finance import invoices of up to $6.0 million, with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate at the Prime Lending Rate announced by Bank al Etihad, currently 8% per annum. As of March 31, 2026, the Company had $nil outstanding under the Bank al Etihad facility. The Bank al Etihad facility is reviewed annually.

On January 15, 2026, Housing Bank offered to provide a credit facility of up to $14.0 million to Jerash Garments. Pursuant to the facility, Housing Bank agreed to finance import invoices of up to $14.0 million, with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate SOFR plus a spread, currently approximately 6.1% per annum. As of March 31, 2026, the Company had $nil outstanding under the Housing Bank facility. The Housing Bank facility is reviewed annually.

Bank Loan

In connection with the Property Purchase Request, on January 28, 2026, Jerash Garments entered into a loan agreement with the Housing Bank to finance the acquisition Property No. 1326. Pursuant to the loan agreement, the Housing Bank agreed to provide Jerash Garments with a loan in the principal amount of JOD 2,000,000 (approximately $2,820,000). The loan bears interest at a rate of 8% per annum, calculated on the daily outstanding balance and charged monthly. Following a grace period ending January 31, 2027, the loan is repayable in 96 monthly installments of JOD 20,833 each, with the first installment due on February 1, 2027. The loan is secured by a first-priority mortgage on Property No. 1326, valued at JOD 5,500,000.

The following is a schedule, by fiscal years, of maturities of bank loan as of March 31, 2026:

2027	$58,766
2028	352,594
2029	352,594
2030	352,594
2031	352,594
Thereafter	1,351,658
Total bank loan	$2,820,800

Bank loan – current	$58,766
Bank loan – non current	2,762,034
Total bank loan	$2,820,800

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

For the fiscal year ended March 31, 2026, the net income or (loss) generated by J&B and Jerash Newtech was $188,112 and $(4,843), respectively. For the fiscal year ended March 31, 2025, the net income or (loss) generated by J&B and Jerash Newtech was $20,469 and $(3,243), respectively.

Noncontrolling interest as of March 31, 2026 in J&B and Jerash Newtech was $100,820 and $41,763, respectively.

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

NOTE 14 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the fiscal years ended March 31, 2026 and 2025. As of March 31, 2026, 1,057,840 RSUs and stock options were outstanding. For the fiscal year ended March 31, 2026, 150,000 stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the fiscal year ended March 31, 2025, all RSUs and stock options were excluded from the EPS calculation as the result would be anti-dilutive.

	For the Fiscal Years Ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$3,537,600	$(848,369)

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,699,940	12,329,021
Dilutive securities – RSUs	488,745	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	13,188,685	12,329,021
Basic earnings (loss) per share	$0.28	$(0.07)
Diluted earnings (loss) per share	$0.27	$(0.07)

NOTE 15 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The amendment of ASC 280 requires incremental disclosures in annual and interim periods to reportable segments and clarifies entities with a single reportable segment are also required to provide new disclosures in significant segment expenses, profit and loss, assets, and other segment items for better understanding company business activities and overall financial performance and assess potential future cash flow for the business. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. CODM, including Chief Executive Officer and Chief Financial Officer, reviews operation results on the consolidated revenue, gross profit, selling, general, and administrative expenses, and net income or loss. In selling, general, and administration expenses, CODM reviews staff payroll and other related expenses, inventory export and related costs, depreciation, and other major items. Based on CODM’s assessment, the Company has determined that it has only one operating segment as defined by amended ASC 280. The following table summarizes the operating results reviewed by CODM.

	For the Fiscal Years Ended March 31,
	2026	2025

Revenue	$166,263,870	$145,812,006
Less: Cost of goods sold	139,480,501	123,492,561
Gross profit	26,783,369	22,319,445

Other income, net	45,416	424,108

Expenses
Staff payroll and other related cost	9,300,872	7,958,548
Inventory export and related cost	2,783,046	2,991,097
Depreciation	460,867	465,022
Other selling, general, and administrative expenses	7,006,996	7,699,789
Total selling, general, and administrative expenses	19,551,781	19,114,456
Stock-based compensation expenses	904,171	1,758,146
Interest expenses	1,625,387	1,719,760
Total expenses	22,081,339	22,592,362

Net income before provision for income taxes	$4,747,446	$151,191

Other selling, general, and administrative expenses include consultancy fees and director remunerations, audit and professional fees, staff travelling and transportation expenses, rental, and general office expenses.

The Company’s major product is outerwear. For the fiscal years ended March 31, 2026 and 2025, outerwear accounted for approximately 88.0% and 90.2% of the total revenue, respectively.

The following table summarizes sales by geographic areas for the fiscal years ended March 31, 2026 and 2025, respectively.

	For the Fiscal Years Ended March 31,
	2026	2025
United States	$138,158,216	$128,576,537
China, including Hong Kong	16,851,268	8,941,127
Korea	6,951,768	-
Jordan	2,198,380	3,081,278
Others	2,104,238	5,213,064
Total	$166,263,870	$145,812,006

As of March 31, 2026 and 2025, there were 78.9% and 20.3%, and 75.7% and 23.7%, of long-lived assets were located in Jordan and Hong Kong, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of March 31, 2026, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

In 2020, Jerash Garments had business with a personal protective equipment (“PPE”) customer (the “PPE Customer”) to produce PPE products for them. The PPE products were delivered in 2020 against some postdated checks issued by the PPE Customer. Delivery was also supported by delivery documents signed by persons of the PPE Customer for inspection and receiving. The PPE Customer declined to honor the postdated checks. Jerash Garments brought the case to the court and won in the Cassation Court. For the same PPE products, the PPE Customer filed another case claiming that certain lengths/widths of the PPE products were inconsistent with the specifications. The Court of First Instance ruled in favor of the PPE Customer. Jerash Garments was ordered to pay to the PPE Customer an amount of US$653,000. Jerash Garments filed an appeal, which is undergoing in the Court of Appeal. Upon the judgment of the appeal, the parties involved may appeal further to the Court of Cassation where judgment will be final.

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

The provision for income taxes consisted of the following:

	For the Fiscal Years Ended March 31,
	2026	2025
Domestic and foreign components of income (loss) before income taxes
Domestic	$(2,097,096)	$(1,075,059)
Foreign	6,844,542	1,226,250
Total	$4,747,446	$151,191

NOTE 17 – INCOME TAX (CONTINUED)

	For the Fiscal Years Ended March 31,
	2026	2025
Provision (benefit) for income taxes
Current tax:
U.S. federal	$(5,594)	$395,067
U.S. state and local	750	750
Foreign	1,124,935	436,854
Total Current Tax	1,120,091	832,671
Deferred tax:
U.S. federal	(47)	158,449
Total deferred tax	(47)	158,449
Total tax	$1,120,044	$991,120

Effective tax rates	23.6%	655.5%

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 3 – Recent Accounting Pronouncements, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the fiscal year ended March 31, 2026 was as follows:

	For the Fiscal Year Ended March 31, 2026
	Amount	Percent
U.S. Federal Statutory Tax Rate	$996,963	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect	593	0.0%
Foreign Tax Effects
Jordan
Statutory tax rate difference	(67,075)	(1.4)%
Foreign tax attributes	(56,933)	(1.2)%
Valuation allowance	56,933	1.2%
Hong Kong (HK)
Statutory tax rate difference	(241,315)	(5.1)%
Foreign tax attributes	10,444	0.2%
Valuation allowance	(10,444)	(0.2)%
People’s Republic of China (PRC)
Statutory tax rate difference	(4,028)	(0.1)%
Foreign tax attributes	81,490	1.7%
Valuation allowance	(81,490)	(1.7)%
Other foreign rate differentials	—	0.0%
Effect of Cross-Border Tax Laws
Global intangible low-taxed income (GILTI)	433,547	9.1%
Subpart F income	323,199	6.8%
Tax Credits
GILTI-related credits	(259,669)	(5.5)%
Subpart F-related credits	(89,191)	(1.9)%
Other tax credits	—	0.0%
Changes in Valuation Allowances	—	0.0%
Nontaxable or Nondeductible Items	121,699	2.6%
Changes in Unrecognized Tax Benefits	—	0.0%
Other Adjustments	—	0.0%
Return to Provision (RTP)	(94,679)	(2.0)%
Effective Tax Rate	$1,120,044	23.6%

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the fiscal year ended March 31, 2025 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

For the Fiscal Year Ended March 31, 2025
Tax at statutory rate	$31,750
State tax, net of federal benefit	593
Non-deductible expenses	(57,723)
Non-taxable income	—
Global Intangible Low-Taxed Income, net	—
Cross-border tax effect - Subpart F income	549,151
Tax Credits	(52,724)
Foreign tax rate differential	179,343
Foreign tax attributes	190,817
Change in Valuation Allowance	(190,817)
Provision to return adjustments	165,440
Uncertain Tax Provision: Amended tax returns	175,290
Total	$991,120

Tax payments in terms of jurisdiction consisted of the following:

	For the Fiscal Years Ended March 31,
	2026	2025
Jurisdiction
U.S. Federal	$562,711	$333,960
U.S. State and Local	500	500
Foreign - Jordan	685,510	1,011,997
Foreign - Others	23,870	52,227
Total	$1,272,591	$1,398,684

NOTE 17 – INCOME TAX (CONTINUED)

Unrecognized tax benefits are summarized as follows:

Fiscal 2026
Unrecognized tax benefit as of March 31, 2025	$175,290
Less: Tax positions of prior years (Subpart F income inclusion on amended federal tax returns)
Fiscal Year(s) Affected: FY 2022	(80,048)
Fiscal Year(s) Affected: FY 2023	(69,981)
Payments during the year	(25,261)
Unrecognized tax benefit as of March 31, 2026	$0

All unrecognized tax provision had been paid as of March 31, 2026.

The Company’s deferred tax assets and liabilities as of March 31, 2026 and 2025 consisted of the following:

Deferred tax liabilities	As of March 31, 2026	As of March 31, 2025
Deferred tax liabilities	$(73)	$(120)
Net operating losses carried forward	1,940,213	1,975,215
Less: valuation allowance	(1,940,213)	(1,975,215)
Deferred tax liabilities	$(73)	$(120)

Deferred tax assets are reduced by a valuation allowance when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2026 and 2025, the allowance for deferred tax assets was $1,940,213 and $1,975,215, respectively. The allowance is provided for net operating loss of foreign subsidiaries.

As of March 31, 2026, the Company had cumulative book-tax basis differences in its foreign subsidiaries of approximately $18.5 million. The Company has not recorded a U.S. deferred tax liability for the book-tax basis in its foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. The reversal of this temporary difference would occur upon the sale or liquidation of the Company’s foreign subsidiaries, and the estimated impact of the reversal of this temporary difference is approximately $3.9 million. As of March 31, 2026 and 2025, there were $nil and $175,290 and uncertain tax positions, respectively.

The One Big Beautiful Bill Act was enacted during the period. The Company has evaluated the provisions of the legislation and recorded the effects of changes in tax law in accordance with ASC 740. The impact primarily relates to remeasurement of deferred tax assets and liabilities at the enacted tax rates, as well as adjustments to current tax expense where applicable.

The Company files income tax returns in the U.S. federal, state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to April 1, 2019.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of the filing of this Annual Report on Form 10-K with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the consolidated financial statements as of March 31, 2026. The Company has determined that there were no subsequent events that required recognition, adjustment to, or disclosure in the consolidated financial statements, except for the following:

On April 9, 2026, the Company signed a credit facility agreement offered by Capital Bank of Jordan (“Capital Bank”). Pursuant to the facility, Capital Bank agreed to finance import invoices of up to $7.5 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an SOFR interest rate plus a spread, with minimum 5% interest rate annually. The Capital Bank facility is reviewed annually.

On May 4, 2026, the Board of Directors approved the payment of a dividend of $0.05 per share.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15(d)-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), based on their evaluation of our disclosure controls and procedures as of March 31, 2026, concluded that our disclosure controls and procedures were effective as of that date.

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

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on the assessment using those criteria, management concluded that, as of March 31, 2024, our internal control over financial reporting was not effective because there were ineffective information technology general controls in the areas of privileged user access and the review of user access over certain information technology systems that support our financial reporting processes.

Remedial actions have then been implemented to address the issues. In the assessment in fiscal 2026, the management concluded that, as of March 31, 2026, our internal control over financial reporting was effective after review and testing of the effectiveness of the remedial actions.

Our management has concluded that the consolidated financial statements included elsewhere in this annual report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with U.S. GAAP.

Attestation report of the registered public accounting firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “non-accelerated filers.”

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement; or a “non-Rule 10b5-1 trading agreement’ as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In response to this Item, the information set forth in our Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) to be filed within 120 days following the end of our fiscal year, under the headings “Proposal No. 1—Election of Directors,” “Our Executive Officers,” “Section 16(a) Compliance,” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 11. Executive Compensation.

In response to this Item, the information set forth in the 2026 Proxy Statement under the headings “Executive Compensation” and “Corporate Governance Practices and Policies” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans as of June 18, 2026.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	150,000	$6.25	121,310
Equity compensation plans not approved by security holders	-	$-	-
Total	150,000	$6.25	121,310

For additional information concerning our equity compensation plans, see the discussion in “Note 10—Stock-Based Compensation.”

The remainder of the information required by this Item is set forth in the 2026 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information set forth in the 2026 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance Practices and Policies—Board and Committee Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

In response to this Item, the information set forth in the 2026 Proxy Statement under the heading “Matters Relating to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-1, filed with the SEC on September 19, 2018

3.2	Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.1 to the Form 8-K, filed with the SEC on July 24, 2019

4.1	Specimen Certificate for Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Form S-1, filed with the SEC on June 27, 2017

4.2	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Form 10-K, filed with the SEC on June 28, 2019

10.1+	Unified Work Contract for Migrant Workers, dated May 1, 2026, by and between Jerash Garments and Fashions Manufacturing Company Limited and Wei Yang	Filed herewith

10.2+	Consulting Agreement, dated January 12, 2018, by and between Treasure Success and Yukwise Limited	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on January 16, 2018

10.3+	Consulting Agreement, dated January 16, 2018, by and between Treasure Success and Multi-Glory Corporation Ltd.	Incorporated herein by reference to Exhibit 10.18 to the Form S-1, filed with the SEC on January 18, 2018

10.4+	Amended and Restated 2018 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 19, 2019

10.5+	Form of Option Award Notice and Agreement (Employee)	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.6+	Form of Option Award Notice and Agreement (Consultant)	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 23, 2018

10.7+	Employment Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on December 2, 2019

10.8	Director Offer Letter dated June 15, 2020 by and between Jerash Holdings and Bill Korn	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 15, 2020

10.9+	Option Award Agreement dated November 27, 2019 by and between Jerash Holdings and Gilbert K. Lee	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on December 2, 2019

10.10+	Form of Indemnification Agreement	Incorporated herein by reference to Exhibit 10.2 to the Form 8-K, filed with the SEC on June 15, 2020

10.11	Factory Lease Agreement dated January 1, 2026 between Jiangmen Treasure Success and Guangdong Huadian Technology Industry Co., Ltd.	Filed herewith

10.12+	Letter of Employment dated April 22, 2022 between Treasure Success and Choi Lin Hung	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 28, 2022

10.13+	Letter of Employment dated April 22, 2022 between Treasure Success and Ng Tsze Lun	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on April 28, 2022

10.14	Facility Letter dated January 12, 2022 by and between Treasure Success and DBS Bank (Hong Kong) Limited	Incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on June 27, 2022

10.15	Joint Venture and Shareholder’s Agreement dated March 20, 2023 by and between Treasure Success and P.T. Eratex	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 21, 2023

10.16	The Shareholders’ Agreement dated October 10, 2023 by and between Treasure Success and Newtech Textile (HK) Limited	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on October 12, 2023

10.17	Banking Facilities dated January 4, 2024, by and between Treasure Success and DBSHK	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on February 8, 2024

10.18	Property Purchase Request to the Housing Bank for Trade and Finance on January 20, 2026	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 8-K, filed with the SEC on February 5, 2026

10.19	Revolving Facility Agreement dated January 15, 2026, by and between Housing Bank and Jerash Garment and Fashions Manufacturing Company Limited	Filed herewith

10.20	Revolving Loan Agreement dated April 9, 2026, by and between Bank of Jordan PLC / Owner of the “Capital Bank” trademark and Jerash Garment and Fashions Manufacturing Company Limited	Filed herewith

14.1	Code of Ethics	Incorporated herein by reference to Exhibit 14.1 to the Annual Report on Form 10-K, filed with the SEC on June 29, 2020

19.1	Insider Trading Policy	Filed herewith

21.1	Subsidiaries of Jerash Holdings (US), Inc.	Incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on June 28, 2024

23.1	Consent of CBIZ CPAs P.C.	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Compensation Recovery Policy	Incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K, filed with the SEC on June 28, 2024

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERASH HOLDINGS (US), INC.

Date: June 18, 2026	By:	/s/ Gilbert K. Lee
	Name:	Gilbert K. Lee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on June 18, 2026.

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