Form 10-Q
period 2026-06-30
Jerash Holdings (US), Inc.
filed 2026-08-12
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 12,699,940 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2026

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	March 31, 2026
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$12,403,709	$10,764,576
Accounts receivable, net	5,895,848	5,676,122
Inventories	26,593,905	29,956,361
Prepaid expenses and other current assets	3,490,006	3,351,655
Advances to suppliers, net	7,779,226	8,639,635
Total Current Assets	56,162,694	58,388,349

Restricted cash - non-current	1,704,128	1,702,935
Long-term deposits	1,270,356	834,686
Property, plant, and equipment, net	26,838,252	27,388,699
Goodwill	499,282	499,282
Operating lease right of use assets	906,762	1,038,563
Total Assets	$87,381,474	$89,852,514

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$5,384,750	$4,902,996
Accounts payable	3,179,925	7,167,019
Accrued expenses	5,194,906	5,528,165
Income tax payable - current	1,590,588	1,331,765
Other payables	1,982,611	2,092,183
Deferred revenue	320,490	241,357
Bank loan - current	146,914	58,766
Operating lease liabilities - current	253,378	319,910
Total Current Liabilities	18,053,562	21,642,161

Deferred tax liabilities, net	73	73
Operating lease liabilities - non-current	494,714	539,183
Bank loan - non-current	2,673,886	2,762,034
Total Liabilities	21,222,235	24,943,451

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,939,418 shares issued; 12,699,940 shares outstanding as of June 30, 2026 and March 31, 2026, respectively	12,939	12,939
Additional paid-in capital	26,805,344	26,579,006
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	413,821	413,821
Retained earnings	40,439,401	39,394,513
Accumulated other comprehensive loss	(487,566)	(464,753)
Total Jerash Holdings (US), Inc. Stockholders’ Equity	66,014,893	64,766,480

Noncontrolling interest	144,346	142,583
Total Equity	66,159,239	64,909,063

Total Liabilities and Equity	$87,381,474	$89,852,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,
	2026	2025

Revenue, net	$50,229,508	$39,629,308
Cost of goods sold	41,967,453	33,540,428
Gross Profit	8,262,055	6,088,880

Selling, general, and administrative expenses	5,404,389	4,907,215
Stock-based compensation expenses	226,338	222,669
Total Operating Expenses	5,630,727	5,129,884

Income from Operations	2,631,328	958,996

Other Income (Expenses):
Interest expenses	(549,353)	(355,848)
Other income, net	3,846	49,314
Total other expenses, net	(545,507)	(306,534)

Net income before provision for income taxes	2,085,821	652,462

Income tax expenses	404,173	328,832

Net income	1,681,648	323,630

Net income attributable to noncontrolling interest	(1,763)	(4,954)
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$1,679,885	$318,676

Net income	$1,681,648	$323,630
Other Comprehensive (Loss) Income:
Foreign currency translation (loss) gain	(22,813)	9,564
Total Comprehensive Income	1,658,835	333,194
Comprehensive income attributable to noncontrolling interest	(1,763)	(4,954)
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$1,657,072	$328,240

Earnings Per Share Attributable to Common Stockholders:
Basic and diluted	$0.13	$0.03

Weighted Average Number of Shares
Basic	12,699,940	12,699,940
Diluted	13,388,030	12,699,940

Dividend per share	$0.05	$0.05

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Income (Loss)	interest	Equity
Balance at March 31, 2025	-	$-	12,939,418	$12,939	$25,674,835	$(1,169,046)	$413,821	$38,396,901	$(513,122)	$52,781	$62,869,109

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	222,669	-	-	-	-	-	222,669
Net income	-	-	-	-	-	-	-	318,676	-	4,954	323,630
Dividend payment	-	-	-	-	-	-	-	(634,997)	-	-	(634,997)
Foreign currency translation gain	-	-	-	-	-	-	-	-	9,564	-	9,564

Balance at June 30, 2025 (unaudited)	-	$-	12,939,418	$12,939	$25,897,504	$(1,169,046)	$413,821	$38,080,580	$(503,558)	$57,735	$62,789,975

Balance at March 31, 2026	-	$-	12,939,418	$12,939	$26,579,006	$(1,169,046)	$413,821	$39,394,513	$(464,753)	$142,583	$64,909,063

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	226,338	-	-	-	-	-	226,338
Net income	-	-	-	-	-	-	-	1,679,885	-	1,763	1,681,648
Dividend payment	-	-	-	-	-	-	-	(634,997)	-	-	(634,997)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(22,813)	-	(22,813)

Balance at June 30, 2026 (unaudited)	-	$-	12,939,418	$12,939	$26,805,344	$(1,169,046)	$413,821	$40,439,401	$(487,566)	$144,346	$66,159,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,681,648	$323,630
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	831,884	743,787
Stock-based compensation expenses	226,338	222,669
Amortization of operating lease right-of-use assets	140,162	138,516

Changes in operating assets:
Accounts receivable	(219,727)	(6,903,389)
Inventories	3,362,456	387,804
Prepaid expenses and other current assets	(138,348)	362,723
Advances to suppliers	860,409	(339,418)
Changes in operating liabilities:
Accounts payable	(3,987,094)	(329,178)
Accrued expenses	(333,259)	(686,793)
Other payables	(109,573)	(548,442)
Deferred revenue	79,133	135,095
Operating lease liabilities	(119,362)	(94,294)
Income tax payable	258,821	108,775
Net cash provided by (used in) operating activities	2,533,488	(6,478,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(184,606)	(464,890)
Payment for long-term deposits	(528,954)	(250,029)
Net cash used in investing activities	(713,560)	(714,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(634,997)	(634,997)
Repayment of short-term loan	(2,037,774)	(4,723,477)
Proceeds from short-term loan	2,519,527	4,979,764
Net cash used in financing activities	(153,244)	(378,710)

EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(26,358)	9,729

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,640,326	(7,562,415)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	12,467,511	15,064,039

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$14,107,837	$7,501,624

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$14,107,837	$7,501,624
LESS: NON-CURRENT RESTRICTED CASH	1,704,128	1,704,794
CASH AND CASH EQUIVALENTS END OF THE PERIOD	$12,403,709	$5,796,830

Supplemental disclosure information:
Cash paid for interest	$549,353	$355,848
Income tax paid	$102,853	$219,889

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$93,284	$165,841

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

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both established in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with a declared capital of JOD 50,000 (approximately US$71,000). Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments. As of March 31, 2026, the principal activities of Jerash Embroidery and Chinese Garments were transferred to Jerash Garments, and Jerash Embroidery and Chinese Garments currently have no operation.

Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”) is a contract garment manufacturer that was established in Amman, Jordan, as a limited liability company on October 24, 2004 with a declared capital of JOD 100,000 (approximately US$141,000). On December 11, 2018, Jerash Garments and the sole shareholder of Paramount entered into an agreement pursuant to which Jerash Garments acquired all of the outstanding shares of stock of Paramount. Jerash Garments assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of June 18, 2019, Paramount became a subsidiary of Jerash Garments. As of March 31, 2026, the principal activities of Paramount were transferred to Jerash Garments, and Paramount currently has no operation.

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

Jerash Newtech (Hong Kong) Holdings Limited (“Jerash Newtech”) is a joint venture company established in Hong Kong on November 3, 2023. On October 10, 2023, Treasure Success and Newtech Textile (HK) Limited entered into a Joint Venture and Shareholder’s Agreement to establish a new joint venture for the establishment of a fabric facility in Jordan. On November 3, 2023, Jerash Newtech was established according to the aforementioned Joint Venture and Shareholder’s Agreement. Treasure Success owns 51% of the equity interests in Jerash Newtech. The declared capital of Jerash Newtech is US$100,000. On August 20, 2025, Treasure Success and Newtech Textile (HK) Limited attended a meeting of shareholders of Jerash Newtech and agreed to and authorized an application to be made for the deregistration of Jerash Newtech. The application of deregistration had been lodged as of June 10, 2026.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2026 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Operating results for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending March 31, 2027. The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC.

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its wholly owned subsidiaries, and two non-wholly owned subsidiaries.

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity interests in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity-classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B and Jerash Newtech through its wholly owned subsidiary, Treasure Success. The Company consolidates J&B and Jerash Newtech and reports noncontrolling interest to reflect the portion of their equity that is not attributable to the Company as the controlling shareholder. As of June 30, 2026 and March 31, 2026, noncontrolling interest was $144,346 and $142,583, respectively.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors that may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three months ended June 30, 2026 and 2025.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of June 30, 2026 and March 31, 2026, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the three months ended June 30, 2026 and 2025.

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

The Company does not have any contract assets since the Company recognizes accounts receivable and revenue for the transfer of promised goods to customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment to the accounts receivable from customers is not contingent on a future event. The Company had contract liabilities of $320,490 and $241,357 as of June 30, 2026 and March 31, 2026, respectively. As of June 30, 2026, $320,490 deferred revenue was expected to be recognized within fiscal year 2027.

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

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $824,543 and $610,212 for the three months ended June 30, 2026 and 2025, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income and Sales Taxes (Continued)

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the Company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carry forwards. Under this accounting standard, any changes in tax rates and the impact on deferred income taxes are recognized in the unaudited condensed consolidated statements of income and comprehensive income in the period when the new rates are enacted. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the condensed consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this filing, the Company is current on all corporate, federal, and state tax returns. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and March 31, 2026, the Company did not have any uncertain tax provision.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in its Jordan subsidiaries, HKD in Treasure Success, Ever Winland, J&B, and Jerash Newtech, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as the functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of income and comprehensive income as incurred, and the total amount of transaction gains and losses were immaterial as of the three months ended June 30, 2026 and 2025.

The value of JOD against US$ and other currencies may fluctuate and is affected by, among other things, changes in Jordan’s political and economic conditions. Any significant revaluation of JOD, HKD, and CNY may materially affect the Company’s financial condition in terms of US$ reporting. The following table outlines the currency exchange rates that were used in creating the condensed consolidated financial statements in this report:

	June 30, 2026	March 31, 2026
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8002	US$1=HKD7.8002
	US$1=CNY6.7919	US$1=CNY6.9033
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8002	US$1=HKD7.8002
	US$1=CNY6.8049	US$1=CNY7.1016

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

Comprehensive Income or Loss

Comprehensive income or loss consists of two components, net income or loss and other comprehensive income or loss. The foreign currency translation gain or loss resulting from translation of the financial statements expressed in JOD or HKD or CNY to US$ is reported in other comprehensive income or loss in the unaudited condensed consolidated statements of income and comprehensive income.

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2026 and March 31, 2026 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of June 30, 2026 and March 31, 2026, respectively, $3,925,868 and $5,236,963 of the Company’s cash were on deposit at financial institutions in Jordan, where a maximum amount of JOD 50,000 (approximately $71,000) bank deposits are insured by each member bank under Jordan Deposit Insurance Corporation Law in the event of bank failure. As of June 30, 2026 and March 31, 2026, respectively, $85,262 and $344,673 of the Company’s cash were on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to approximately $74,000) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of June 30, 2026 and March 31, 2026, respectively, $9,996,146 and $6,826,388 of the Company’s cash were on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of June 30, 2026 and March 31, 2026, respectively, $44,857 and $41,090 of the Company’s cash were on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended June 30, 2026 and 2025, two end-customers accounted for 57% and 16%, and 63% and 12% of the Company’s total revenue, respectively. As of June 30, 2026, four end-customers accounted for 20%, 20%, 15% and 11%, respectively, of the Company’s total accounts receivable balance. As of March 31, 2026, three end-customers accounted for 29%, 26% and 12%, respectively, of the Company’s total accounts receivable balance.

For the three months ended June 30, 2026, the Company purchased approximately 18% and 13% of its total purchase in garments and raw materials from two major suppliers, respectively. For the three months ended June 30, 2025, the Company had no major supplier. As of June 30, 2026, accounts payable to the Company’s three major suppliers accounted for 18%, 13%, and 11% of the total accounts payable balance, respectively. As of March 31, 2026, accounts payable to the Company’s three major suppliers accounted for 21%, 18%, and 12% of the total accounts payable balance, respectively.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update requires that at each interim and annual reporting period a report entity to disclose (1) the amounts of purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions; (2) certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) the total amount of selling expenses and, in annual reporting periods, the definition of selling expenses. In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” This update clarifies that ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of June 30, 2026 (Unaudited)	As of March 31, 2026
Trade accounts receivable	$5,895,848	$5,676,122
Less: allowances for credit loss	-	-
Accounts receivable, net	$5,895,848	$5,676,122

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of June 30, 2026 (Unaudited)	As of March 31, 2026
Raw materials	$11,533,689	$16,556,259
Work-in-progress	1,850,676	2,398,140
Finished goods	13,209,540	11,001,962
Total inventory	$26,593,905	$29,956,361

NOTE 5 – INVENTORIES (CONTINUED)

As of June 30, 2026 and March 31, 2026, no inventory valuation reserve was recorded as 99.2% and 99.5% of inventory on hand was backed by firm customer orders, respectively. The remaining 0.8% and 0.5% of inventories on hand as of June 30, 2026 and March 31, 2026, respectively, were allocated to garment samples.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

Advances to suppliers consisted of the following:

	As of June 30, 2026 (Unaudited)	As of March 31, 2026
Advances to suppliers	$7,779,226	$8,639,635
Less: allowances for impairment	-	-
Advances to suppliers, net	$7,779,226	$8,639,635

NOTE 7 – LEASES

The Company had 39 operating leases for manufacturing facilities, offices, and staff dormitories as of June 30, 2026. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space, manufacturing facilities and staff dormitories.

Supplemental balance sheet information related to operating leases was as follows:

	As of June 30, 2026 (Unaudited)	As of March 31, 2026
Operating lease right of use assets	$906,762	$1,038,563

Operating lease liabilities – current	$253,378	$319,910
Operating lease liabilities – non-current	494,714	539,183
Total operating lease liabilities	$748,092	$859,093

The weighted average remaining lease terms and discount rates for all of operating leases were as follows:

Remaining lease term and discount rate:

	For the Three Months Ended June 30, 2026 (Unaudited)	For the Fiscal Year Ended March 31, 2026
Weighted average remaining lease term (years)	3.1	3.2

Weighted average discount rate	5.60%	5.60%

NOTE 7 – LEASES (CONTINUED)

During the three months ended June 30, 2026 and 2025, the Company incurred total operating lease expenses of $577,370 and $582,598, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of June 30, 2026:

2027	$360,742
2028	219,802
2029	184,539
2030	129,061
2031	98,958
Thereafter	-
Total lease payments	993,102
Less: imputed interest	(86,340)
Less: prepayments	(158,670)
Present value of lease liabilities	$748,092

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of June 30, 2026 (Unaudited)	As of March 31, 2026
Land	$2,200,334	$2,200,334
Property and buildings	24,737,536	24,737,536
Equipment and machinery	15,295,305	15,149,498
Office and electronic equipment	1,577,354	1,569,943
Automobiles	1,489,050	1,417,113
Leasehold improvements	4,718,189	4,665,845
Subtotal	50,017,768	49,740,269
Less: Accumulated depreciation and amortization	(23,179,516)	(22,351,570)
Property, plant, and equipment, net	$26,838,252	$27,388,699

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

For the three months ended June 30, 2026 and 2025, depreciation and amortization expenses were $831,884 and $743,787, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of June 30, 2026 and March 31, 2026. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,699,940 shares of common stock outstanding as of June 30, 2026 and March 31, 2026.

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

NOTE 9 – EQUITY (CONTINUED)

Dividends

During the three months ended June 30, 2026, the Board of Directors declared a cash dividend of $0.05 per share of common stock on May 4, 2026. Cash dividends of $634,997 were paid in full on May 21, 2026.

During the fiscal year ended March 31, 2026, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 3, 2026, November 7, 2025, August 8, 2025 and May 20, 2025, respectively. Four cash dividends of $634,997 each were paid in full on February 20, 2026, November 26, 2025, August 29, 2025, and June 6, 2025, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. As of June 30, 2026, the Company had 121,310 shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding as of March 31, 2026	150,000	$6.25
Granted	-	-
Exercised	-	-
Expired	-	-
Stock options outstanding as of June 30, 2026	150,000	$6.25

All these outstanding options were fully vested and exercisable. As of June 30, 2026, there were 150,000 stock options outstanding. The weighted average remaining life of the options is 2.5 years.

Restricted Stock Units

On March 25, 2024, the Board of Directors approved the grant of 915,040 RSUs under the Plan to 35 executive officers and employees of the Company, with a three-year vesting period. The fair value of these RSUs on March 25, 2024 was $2,745,120, based on the market price of the Company’s common stock as of the date of the grant. As of June 30, 2026, there were $664,091 unrecognized stock-based compensation expenses to be recognized through March 2027 and 907,840 RSUs remained outstanding.

RSU activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding as of March 31, 2026	907,840	$3.00
Granted	-	-
Vested	-	-
Forfeited	-	-
RSUs outstanding as of June 30, 2026	907,840	$3.00

Total expenses related to the RSUs issued were $226,338 and $222,669 for the three months ended June 30, 2026 and 2025, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follows:

Name of Related Party	Relationship to the Company	Nature of Transactions

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, Chairman, and a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder	Consulting Services

Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi will serve as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renews automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended June 30, 2026 and 2025.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Multi-Glory will provide high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renews automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 for the three months ended June 30, 2026 and 2025.

NOTE 12 – CREDIT FACILITIES AND BANK LOAN

Credit Facilities

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. In March 2024, the Company joined a supply chain financing program with one additional customer. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses on the unaudited condensed consolidated statements of income and comprehensive income. For the three months ended June 30, 2026 and 2025, the early payment charge was $429,437 and $292,084, respectively.

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

As of June 30, 2026 and March 31, 2026, the Company had $4,972,276 and $4,902,996 outstanding under the DBSHK facility and the weighted average interest rate was 4.8% and 5.3%, respectively. The DBSHK facility is reviewed annually.

NOTE 12 – CREDIT FACILITIES AND BANK LOAN (CONTINUED)

Credit Facilities (Continued)

On July 31, 2025, Bank al Etihad offered to provide a credit facility of up to $6.0 million to Jerash Garments. Pursuant to the facility, Bank al Etihad agreed to finance import invoices of up to $6.0 million, with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate at the Prime Lending Rate announced by Bank al Etihad, currently 8% per annum. As of June 30, 2026 and March 31, 2026, the Company had $nil outstanding under the Bank al Etihad facility. The Bank al Etihad facility is reviewed annually.

On January 15, 2026, Housing Bank offered to provide a credit facility of up to $14.0 million to Jerash Garments. Pursuant to the facility, Housing Bank agreed to finance import invoices of up to $14.0 million, with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate SOFR plus a spread, currently approximately 6.4% per annum. As of June 30, 2026 and March 31, 2026, the Company had $412,474 and $nil outstanding under the Housing Bank facility, respectively. The Housing Bank facility is reviewed annually.

On April 9, 2026, the Company signed a credit facility agreement offered by Capital Bank of Jordan (“Capital Bank”). Pursuant to the facility, Capital Bank agreed to finance import invoices of up to $7.5 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an SOFR interest rate plus a spread, with minimum 5% interest rate annually. As of June 30, 2026, the Company had $nil outstanding under the Capital Bank facility. The Capital Bank facility is reviewed annually.

Bank Loan

In connection with the Property Purchase Request, on January 28, 2026, Jerash Garments entered into a loan agreement with the Housing Bank to finance the acquisition Property No. 1326. Pursuant to the loan agreement, the Housing Bank agreed to provide Jerash Garments with a loan in the principal amount of JOD 2,000,000 (approximately $2,820,000). The loan bears interest at a rate of 8% per annum, calculated on the daily outstanding balance and charged monthly. Following a grace period ending January 31, 2027, the loan is repayable in 96 monthly installments of JOD 20,833 ($29,383) each, with the first installment due on February 1, 2027. The loan is secured by a first-priority mortgage on Property No. 1326, valued at JOD 5,500,000.

The following is a schedule, by fiscal years, of maturities of bank loan as of June 30, 2026:

2027	$58,766
2028	352,594
2029	352,594
2030	352,594
2031	352,594
Thereafter	1,351,658
Total bank loan	$2,820,800

Bank loan – current	$146,914
Bank loan – non current	2,673,886
Total bank loan	$2,820,800

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

NOTE 13 – NONCONTROLLING INTEREST (CONTINUED)

For the three months ended June 30, 2026, the net income or (loss) generated by J&B and Jerash Newtech was $4,410 and $(814), respectively. For the three months ended June 30, 2025, the net income or (loss) generated by J&B and Jerash Newtech was $11,160 and $(1,048), respectively.

Noncontrolling interest as of June 30, 2026 in J&B and Jerash Newtech was $102,981 and $41,365, respectively.

On June 16, 2025, Treasure Success and P.T. Eratex (Hong Kong) Limited attended a meeting of shareholders of J&B and approved the termination of J&B’s business operations and the dissolution of J&B, which is expected to complete in April 2027.

On August 20, 2025, Treasure Success and Newtech Textile (HK) Limited attended a meeting of shareholders of Jerash Newtech and agreed to and authorized an application to be made for the deregistration of Jerash Newtech. The application of deregistration had been lodged as of June 10, 2026.

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2026 and 2025. As of June 30, 2026, 1,057,840 RSUs and stock options were outstanding. For the three months ended June 30, 2026, 150,000 stock options were excluded from the EPS calculation as the result would be anti-dilutive. For the three months ended June 30, 2025, all RSUs and stock options were excluded from the EPS calculation as the result would be anti-dilutive.

	For the Three Months Ended June 30, (Unaudited)
	2026	2025
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$1,679,885	$318,676

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,699,940	12,699,940
Dilutive securities – RSUs	688,090	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	13,388,030	12,699,940
Basic and diluted earnings per share	$0.13	$0.03

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

	For the Three Months Ended June 30, (Unaudited)
	2026	2025

Revenue	$50,229,508	$39,629,308
Less: Cost of goods sold	41,967,453	33,540,428
Gross profit	8,262,055	6,088,880

Other income, net	3,846	49,314

Expenses
Staff payroll and other related cost	2,701,911	2,224,922
Inventory export and related cost	824,543	610,212
Depreciation	102,242	116,995
Other selling, general, and administrative expenses	1,775,693	1,955,086
Total selling, general, and administrative expenses	5,404,389	4,907,215
Stock-based compensation expenses	226,338	222,669
Interest expenses	549,353	355,848
Total expenses	6,180,080	5,485,732

Net income before provision for income taxes	$2,085,821	$652,462

Other selling, general, and administrative expenses include consultancy fees and director remunerations, audit and professional fees, staff travelling and transportation expenses, rental, and general office expenses.

The Company’s major product is outerwear. For the three months ended June 30, 2026 and 2025, outerwear accounted for approximately 82.0% and 81.7% of the total revenue, respectively.

The following table summarizes sales by geographic areas for the three months ended June 30, 2026 and 2025, respectively.

	For the Three Months Ended June 30, (Unaudited)
	2026	2025
United States	$38,902,232	$32,052,018
China, including Hong Kong	8,734,742	6,126,728
Korea	2,160,333	-
Jordan	286,444	455,745
Others	145,757	994,817
Total	$50,229,508	$39,629,308

As of June 30, 2026 and March 31, 2026, there were 78.8% and 20.3%, and 78.9% and 20.3%, of long-lived assets were located in Jordan and Hong Kong, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of June 30, 2026, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

The management, based on the legal opinion of external advisors, the fact that the Court of Appeal and Cassation’s previous favorable verdicts on Jerash Garments’ lawful right to collect proceeds for the PPE products, and the proceedings of the appeal, concluded that the chance of loss is remote. Therefore, there was no accrual in the condensed consolidated financial statements.

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

The Company tax provision or benefit from income taxes for interim periods is determined using an estimate of Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates the estimate of annual effective rate and a cumulative adjustment is made if the estimated tax rate changed. For the three months ended June 30, 2026 and 2025, the Company’s consolidated effective tax rate was 19.4% and 50.4%, respectively. The Company’s consolidated effective tax differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

The One Big Beautiful Bill Act was enacted during the period. The Company has evaluated the provisions of the legislation and recorded the effects of changes in tax law in accordance with ASC 740. The impact primarily relates to remeasurement of deferred tax assets and liabilities at the enacted tax rates, as well as adjustments to current tax expense where applicable.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements as of June 30, 2026. The Company has determined that there were no subsequent events that required recognition, adjustment to, or disclosure in the consolidated financial statements, except for the following:

On July 28, 2026, after the tariff imposed under Section 122 of the Trade Act of 1974 expired, the Office of the United States Trade Representative (the Trade Representative) issued a Notice of Actions in Section 301 investigations of acts, policies, and practices of various economies related to the failure of each economy to impose and effectively enforce a prohibition on the importation of goods produced with forced labor (the Notice).  Based on the findings in the investigation of Jordan and other factors, the Trade Representative has determined to impose 10 percent tariffs on products of Jordan, except as provided in Annex I and Annex II, Parts A, N, and O, of the Notice.

On August 7, 2026, the Board of Directors approved the payment of a dividend of $0.05 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and in subsequent reports that we file with the SEC.

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the SEC on June 18, 2026. References to fiscal 2027 and fiscal 2026 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ending March 31, 2027, and fiscal year ended March 31, 2026, respectively.

Results of Operations

Three months ended June 30, 2026 and 2025

The following table summarizes the results of our operations during the three-month periods ended June 30, 2026 and 2025, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$50,230	100%	$39,629	100%	$10,601	27%
Cost of goods sold	41,968	84%	33,540	85%	8,428	25%
Gross profit	8,262	16%	6,089	15%	2,173	36%
Selling, general, and administrative expenses	5,404	11%	4,907	12%	497	10%
Stock-based compensation expenses	226	-%	223	-%	3	1%
Other expenses, net	546	1%	307	1%	239	78%
Net income before taxation	$2,086	4%	$652	2%	$1,434	220%
Income tax expenses	404	1%	329	1%	75	23%
Net income	$1,682	3%	$323	1%	$1,359	421%

Revenue. Revenue increased by approximately $10.6 million, or 27%, to $50.2 million, for the three months ended June 30, 2026, from approximately $39.6 million for the same period in fiscal 2026. The increase was mainly due to an increase in shipments to our two major buyers in the U.S. and the introduction of a new customer in Korea.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended June 30, 2026 and 2025.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$28,672	57%	$25,156	63%
New Balance	7,823	16%	4,796	12%
Suzhou Unitex	7,577	15%	3,781	10%
Hansoll	2,160	4%	-	-%
Others	3,998	8%	5,896	15%
Total	$50,230	100%	$39,629	100%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$38,902	77%	$32,052	81%	$6,850	21%
China and Hong Kong	8,735	17%	6,127	15%	2,608	43%
Korea	2,160	4%	-	-%	2,160	-%
Jordan	287	1%	456	1%	(169)	(37)%
Others	146	1%	994	3%	(848)	(85)%
Total	$50,230	100%	$39,629	100%	$10,601	27%

Between January 2010 and March 2025, all apparel manufactured in Jordan could be exported to the U.S. without customs duty being imposed, pursuant to the United States-Jordan Free Trade Agreement entered into in December 2001. This free trade agreement provided us with substantial competitiveness and benefit that allowed us to expand our garment export business in the U.S. Effective from April 5, 2025, the U.S. imposed a baseline tariff of 10% on imports from almost all countries, including Jordan. Then, effective from April 9, 2025, it had announced “reciprocal” tariffs of imports from specified countries, amongst them Jordan with a prevailing rate of then 20%. These “reciprocal” tariffs are postponed for 90 days, whilst the 10% baseline tariff persists. The tariff had been modified to 15% according to an executive order of presidential actions on July 31, 2025. In February 2026, the U.S. Supreme Court ruled that the “reciprocal” tariffs were illegal, and the U.S. Customs has since then stopped to impose the “reciprocal” tariff and established a new process to refund importers for voided “reciprocal” tariff. Following the ruling, the U.S. Government then invoked Section 122 of the Trade Act of 1974 to impose an across the board 10% tariff for a period of 150 days that expired in July 2026, including on the imports from Jordan. On July 21, 2026, the U.S. Government and Jordanian Government entered into an agreement intending to enhance reciprocity in their bilateral relationship by securing preferential trade arrangements and addressing tariff and non-tariff barriers including, inter alia, the United States commits to provide preferential tariff treatment for originating goods of Jordan in future tariff actions with certain exceptions. On July 28, 2026, after the tariff imposed under Section 122 of the Trade Act of 1974 expired, the Office of the United States Trade Representative (the Trade Representative) issued a Notice of Actions in Section 301 investigations of acts, policies, and practices of various economies related to the failure of each economy to impose and effectively enforce a prohibition on the importation of goods produced with forced labor (the Notice).  Based on the findings in the investigation of Jordan and other factors, the Trade Representative has determined to impose 10 percent tariffs on products of Jordan, except as provided in Annex I and Annex II, Parts A, N, and O, of the Notice.  These exceptions apply to items of specific Harmonized Tariff Schedule of the United States (HTSUS) codes.  Most of the garment categories that Jerash manufactures fall within the HTSUS codes in the exceptions and thus are not subject to the tariff.

The increase of approximately 21% in sales to the U.S. during the three months ended June 30, 2026, was mainly attributable to the increase in shipments to two of our major buyers in the U.S.

During the three months ended June 30, 2026, aggregate sales to China and Hong Kong, Korea, Jordan, and other locations increased by 50% from $7.6 million to $11.3 million from the same period last year. This increase was mainly because of our effort in diversification of client base in bringing in new buyers and expanding businesses with buyers in multiple regions.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $8.4 million, or 25%, to approximately $42.0 million, for the three months ended June 30, 2026, from approximately $33.5 million for the same period in fiscal 2026. As a percentage of revenue, the cost of goods sold decreased by approximately 1 percentage point, from 85% for the same period in fiscal 2026 to 84% for the three months ended June 30, 2026. The decrease in the cost of goods sold as a percentage of revenue was primarily attributable to a general improvement in efficiency resulting from economy of scale and continuous automation.

For the three months ended June 30, 2026, we purchased 18% and 13% of our total purchase in garments and raw materials from two major suppliers, respectively.

For the three months ended June 30, 2025, we did not purchase more than 10% of our total purchase in garments and raw materials from any supplier.

Gross profit margin. Gross profit margin was approximately 16% for the three months ended June 30, 2026, which increased by 1 percentage point from approximately 15% for the same period in fiscal 2026. The increase in gross profit margin was primarily driven by increase in shipments to our U.S. customers that typically generated higher margin and an overall improvement in efficiency through automation.

Selling, general and administrative expenses. Operating expenses increased by 10%, or approximately $0.5 million, from approximately $5.1 million for the same period in fiscal 2026, to approximately $5.6 million for the three months ended June 30, 2026. The increase was primarily due to an increase in delivery expenses to customers following sales growth, and an increase in headcounts and related expenses and maintenance to cope with growth in business.

Other expenses, net. Other expenses, net were approximately $546,000 for the three months ended June 30, 2026, as compared to other expenses, net of approximately $307,000 for the same period in fiscal 2026. The increase was primarily due to higher revenue from two major customers participating in supply chain financing programs that allow us to receive early payments and increases in interest expense in letter of credit financing for raw material purchases of a new buyer.

Income tax expenses. Income tax expenses for the three months ended June 30, 2026, were approximately $404,000 compared to income tax expenses of approximately $329,000 for the same period in fiscal 2026. The increase in the income tax expenses was mainly due to an increase in net profit of Jerash Garments offsetting tax concession to decrease corporation income tax rate from 20% to 10% in Jordan effective from October 1, 2025, and offsetting federal tax provision adjusted to the same period in fiscal 2026. The effective tax rate decreased to 19.4% for the three months ended June 30, 2026, as compared to 50.4% for the same period in fiscal 2026.

Net income. Net income for the three months ended June 30, 2026, was approximately $1.7 million compared to net income of approximately $0.3 million for the same period in fiscal 2026. The increase in net income was mainly attributable to an increase in shipments and improvements in efficiency through automation that generated overall profit margins, offsetting the increase in operating expense, other expenses and income tax expenses.

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

As of June 30, 2026, we had cash and cash equivalents of approximately $12.4 million and restricted cash of approximately $1.7 million compared to cash and cash equivalents of approximately $10.8 million and restricted cash of approximately $1.7 million as of March 31, 2026. The total increase in cash and cash equivalents was mainly due to more shipments completed with more accounts receivable collected from our two major customers through their supplier financing programs.

Our current assets as of June 30, 2026 were approximately $56.2 million and our current liabilities were approximately $18.1 million, which resulted in a ratio of approximately 3.1 to 1. Our current assets as of March 31, 2026 were approximately $58.4 million, and our current liabilities were approximately $21.6 million, which resulted in a current ratio of approximately 2.7 to 1.

The primary drivers in the decrease in current assets were a decrease of $3.4 million in inventory due to more shipments completed in the period which was partially offset by an increase in cash of $1.6 million. The primary driver in the decrease in current liabilities was a decrease of $4.0 million in accounts payable due to introduction of new suppliers catering for new businesses that typically started with stricter payment terms.

Total equity as of June 30, 2026 was approximately $66.2 million compared to $64.9 million as of March 31, 2026.

We had net working capital of $38.1 million and $36.7 million as of June 30, 2026 and March 31, 2026. Based on our current operating plan, we believe that cash on hand and cash generated from operation will be sufficient to support our working capital needs for the next 12 months from the date this Quarterly Report is released.

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

Credit Facilities and Bank Loan

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain types of import and export invoice financing up to an aggregate of $5.0 million, subject to certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over HIBOR for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of June 30, 2026 and March 31, 2026, we had $5.0 million and $4.9 million outstanding under this DBSHK facility, respectively.

Bank al Etihad Credit Facility

On July 31, 2025, Bank al Etihad offered to provide a credit facility of up to $6.0 million to Jerash Garments. Pursuant to the facility, Bank al Etihad agreed to finance import invoices of up to $6.0 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate at the Prime Lending Rate announced by Bank al Etihad. As of June 30, 2026 and March 31, 2026, the Company had $nil outstanding under the Bank al Etihad facility. The Bank al Etihad facility is reviewed annually.

Housing Bank Credit Facility and Bank Loan

On January 15, 2026, Housing Bank offered to provide a credit facility of up to $14.0 million to Jerash Garments. Pursuant to the facility, Housing Bank agreed to finance import invoices of up to $14.0 million, with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate SOFR plus a spread. As of June 30, 2026 and March 31, 2026, the Company had $0.4 million and $nil outstanding under the Housing Bank facility, respectively. The Housing Bank facility is reviewed annually.

In connection with the Property Purchase Request, on January 28, 2026, Jerash Garments entered into a loan agreement with the Housing Bank to finance the acquisition Property No. 1326. Pursuant to the loan agreement, the Housing Bank agreed to provide Jerash Garments with a loan in the principal amount of JOD 2 million (approximately $2.8 million). The loan bears interest at a rate of 8% per annum, calculated on the daily outstanding balance and charged monthly. Following a grace period ending January 31, 2027, the loan is repayable in 96 monthly installments of JOD 20,833 ($29,383) each, with the first installment due on February 1, 2027. The loan is secured by a first-priority mortgage on Property No. 1326, valued at JOD 5.5 million (approximately $7.8 million).

Capital Bank Credit Facility

On April 9, 2026, the Company signed a credit facility agreement offered by Capital Bank. Pursuant to the facility, Capital Bank agreed to finance import invoices of up to $7.5 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an SOFR interest rate plus a spread. As of June 30, 2026, the Company had $nil outstanding under the Capital Bank facility. The Capital Bank facility is reviewed annually.

Three months ended June 30, 2026 and 2025

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Three Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$2,533	$(6,478)
Net cash used in investing activities	(714)	(715)
Net cash used in financing activities	(153)	(379)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	10
Net increase (decrease) in cash, cash equivalents and restricted cash	1,640	(7,562)
Cash, cash equivalents and restricted cash, beginning of three-month period	12,468	15,064
Cash, cash equivalents and restricted cash, end of three-month period	$14,108	$7,502

Operating Activities

Net cash provided by operating activities was approximately $2.5 million for the three months ended June 30, 2026, compared to net cash used in operating activities of approximately $6.5 million for the same period in fiscal 2026. The increase in net cash provided by operating activities was primarily attributable to the following factors:

●	net income of $1.7 million in the three months ended June 30, 2026, compared to net income of $0.3 million in the same period in fiscal 2026;

●	a decrease in inventory of $3.4 million in the three months ended June 30, 2026, compared to a decrease of $0.4 million in the same period in fiscal 2026, resulting from more shipments completed in the period;

●	an increase in accounts receivable of $0.2 million in the three months ended June 30, 2026, compared to an increase of $6.9 million in the same period in fiscal 2026, resulting from more advances received from the two major customers through their supply chain financing programs;

●	a decrease in advance to suppliers of $0.9 million, compared to an increase of $0.3 million in the same period in fiscal 2026, resulting from more goods received in the period to offset advances; and

●	a decrease in accounts payable of $4.0 million in the three months ended June 30, 2026, compared to a decrease of $0.3 million in the same period in fiscal 2026.

Investing Activities

Net cash used in investing activities was approximately $0.7 million for the three months ended June 30, 2026 and 2025. The net cash used in investing activities during the three months ended June 30, 2026 and 2025 was mainly for purchases of property, plant, and machineries, and deposits for fixed assets.

Financing Activities

Net cash used in financing activities was approximately $153,000 for the three months ended June 30, 2026, which was the net proceeds of short-term loan of $482,000 and $635,000 of dividend payment in the period. Net cash used in financing activities was approximately $379,000 for the three months ended June 30, 2025, which was the net proceeds of short-term loan of $256,000 and $635,000 of dividend payment in the period.

Statutory Reserves

In accordance with the corporate law in Jordan, subsidiaries of Jerash Holdings in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $0.4 million as of June 30, 2026 and 2025.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of June 30, 2026 and 2025.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of June 30,
	2026	2025
Statutory Reserves	$414	$414
Total Restricted Net Assets	$414	$414
Consolidated Net Assets	$66,159	$62,790
Restricted Net Assets as Percentage of Consolidated Net Assets	0.63%	0.66%

Total restricted net assets accounted for approximately 0.63% of our consolidated net assets as of June 30, 2026. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves with the maximum reserve equal to 100% of the entity’s declared capital, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $0.7 million for the three months ended June 30, 2026 and 2025. All of our capital expenditures were payments for additional plant and machinery during the periods.

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

The Company’s management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

In accordance with their evaluation of our disclosure controls and procedures, they have assessed the effectiveness of our internal control over financial reporting as of June 30, 2026 and concluded that our internal control over financial reporting was effective. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Our management has concluded that the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	POS AM	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1+	Unified Work Contract for Migrant Workers, dated May 1, 2026, by and between Jerash Garments and Fashions Manufacturing Company Limited and Wei Yang	10-K	001-38474	10.1	June 18, 2026

10.20	Revolving Loan Agreement dated April 9, 2026, by and between Bank of Jordan PLC / Owner of the “Capital Bank” trademark and Jerash Garment and Fashions Manufacturing Company Limited	10-K	001-38474	10.20	June 18, 2026

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2026	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)