Form 10-Q
period 2026-09-30
Jerash Holdings (US), Inc.
filed 2026-11-12
CIK 1696558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 12,699,940 shares of common stock, par value $0.001 per share, outstanding.

Jerash Holdings (US), Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2026

i

JERASH HOLDINGS (US), INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JERASH HOLDINGS (US), INC.
 AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	March 31, 2026
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$16,051,930	$10,764,576
Accounts receivable, net	4,308,049	5,676,122
Inventories	23,310,601	29,956,361
Prepaid expenses and other current assets	4,175,250	3,351,655
Advances to suppliers, net	11,870,154	8,639,635
Total Current Assets	59,715,984	58,388,349

Restricted cash - non-current	823,831	1,702,935
Long-term deposits	1,145,185	834,686
Property, plant, and equipment, net	26,822,084	27,388,699
Goodwill	499,282	499,282
Operating lease right of use assets	1,704,177	1,038,563
Total Assets	$90,710,543	$89,852,514

LIABILITIES AND EQUITY

Current Liabilities:
Credit facilities	$4,454,127	$4,902,996
Accounts payable	5,176,288	7,167,019
Accrued expenses	4,936,893	5,528,165
Income tax payable - current	1,445,365	1,331,765
Other payables	2,511,015	2,092,183
Deferred revenue	86,393	241,357
Bank loan - current	235,063	58,766
Operating lease liabilities - current	282,562	319,910
Total Current Liabilities	19,127,706	21,642,161

Deferred tax liabilities, net	73	73
Operating lease liabilities - non-current	1,054,205	539,183
Bank loan -non-current	2,585,737	2,762,034
Total Liabilities	22,767,721	24,943,451

Commitments and Contingencies (Note 16)

Equity
Preferred stock, $0.001 par value; 500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 12,939,418 shares issued; 12,699,940 shares outstanding as of September 30, 2026 and March 31, 2026, respectively	12,939	12,939
Additional paid-in capital	27,034,170	26,579,006
Treasury stock, 239,478 shares	(1,169,046)	(1,169,046)
Statutory reserve	413,821	413,821
Retained earnings	41,961,328	39,394,513
Accumulated other comprehensive loss	(459,027)	(464,753)
Total Jerash Holdings (US), Inc. Stockholders’ Equity	67,794,185	64,766,480

Noncontrolling interest	148,637	142,583
Total Equity	67,942,822	64,909,063

Total Liabilities and Equity	$90,710,543	$89,852,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025

Revenue, net	$50,286,467	$41,968,534	$100,515,975	$81,597,842
Cost of goods sold	41,138,197	35,678,854	83,105,650	69,219,282
Gross Profit	9,148,270	6,289,680	17,410,325	12,378,560

Selling, general, and administrative expenses	5,850,618	4,971,466	11,255,007	9,878,681
Stock-based compensation expenses	228,826	228,826	455,164	451,495
Total Operating Expenses	6,079,444	5,200,292	11,710,171	10,330,176

Income from Operations	3,068,826	1,089,388	5,700,154	2,048,384

Other Income (Expenses):
Interest expenses	(532,385)	(493,482)	(1,081,738)	(849,330)
Other income, net	26,401	37,153	30,247	86,467
Total other expenses, net	(505,984)	(456,329)	(1,051,491)	(762,863)

Net income before provision for income taxes	2,562,842	633,059	4,648,663	1,285,521

Income tax expenses	401,627	153,756	805,800	482,588

Net income	2,161,215	479,303	3,842,863	802,933

Net income attributable to noncontrolling interest	(4,291)	(17,698)	(6,054)	(22,652)
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$2,156,924	$461,605	$3,836,809	$780,281

Net income	$2,161,215	$479,303	$3,842,863	$802,933
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	28,539	(17,215)	5,726	(7,651)
Total Comprehensive Income	2,189,754	462,088	3,848,589	795,282
Comprehensive income attributable to noncontrolling interest	(4,291)	(17,698)	(6,054)	(22,652)
Comprehensive Income Attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$2,185,463	$444,390	$3,842,535	$772,630

Earnings Per Share Attributable to Common Stockholders:
Basic	$0.17	$0.04	$0.30	$0.06
Diluted	$0.16	$0.04	$0.29	$0.06

Weighted Average Number of Shares
Basic	12,699,940	12,699,940	12,699,940	12,699,940
Diluted	13,500,723	13,174,524	13,455,346	13,125,459

Dividend per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

									Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	Income (Loss)	interest	Equity
Balance at March 31, 2025	-	$-	12,939,418	$12,939	$25,674,835	$(1,169,046)	$413,821	$38,396,901	$(513,122)	$52,781	$62,869,109

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	451,495	-	-	-	-	-	451,495
Net income	-	-	-	-	-	-	-	780,281	-	22,652	802,933
Dividend payments	-	-	-	-	-	-	-	(1,269,994)	-	-	(1,269,994)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(7,651)	-	(7,651)

Balance at September 30, 2025 (unaudited)	-	$-	12,939,418	$12,939	$26,126,330	$(1,169,046)	$413,821	$37,907,188	$(520,773)	$75,433	$62,845,892

Balance at March 31, 2026	-	$-	12,939,418	$12,939	$26,579,006	$(1,169,046)	$413,821	$39,394,513	$(464,753)	$142,583	$64,909,063

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	455,164	-	-	-	-	-	455,164
Net income	-	-	-	-	-	-	-	3,836,809	-	6,054	3,842,863
Dividend payments	-	-	-	-	-	-	-	(1,269,994)	-	-	(1,269,994)
Foreign currency translation gain	-	-	-	-	-	-	-	-	5,726	-	5,726

Balance at September 30, 2026 (unaudited)	-	$-	12,939,418	$12,939	$27,034,170	$(1,169,046)	$413,821	$41,961,328	$(459,027)	$148,637	$67,942,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury	Statutory	Retained	Accumulated Other Comprehensive Income	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Reserve	Earnings	(Loss)	interest	Equity
Balance at June 30, 2025 (unaudited)	-	$-	12,939,418	$12,939	$25,897,504	$(1,169,046)	$413,821	$38,080,580	$(503,558)	$57,735	$62,789,975

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	228,826	-	-	-	-	-	228,826
Net income	-	-	-	-	-	-	-	461,605	-	17,698	479,303
Dividend payment	-	-	-	-	-	-	-	(634,997)	-	-	(634,997)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(17,215)	-	(17,215)

Balance at September 30, 2025 (unaudited)	-	$-	12,939,418	$12,939	$26,126,330	$(1,169,046)	$413,821	$37,907,188	$(520,773)	$75,433	$62,845,892

Balance at June 30, 2026 (unaudited)	-	$-	12,939,418	$12,939	$26,805,344	$(1,169,046)	$413,821	$40,439,401	$(487,566)	$144,346	$66,159,239

Stock-based compensation expense for the restricted stock units issued under stock incentive plan	-	-	-	-	228,826	-	-	-	-	-	228,826
Net income	-	-	-	-	-	-	-	2,156,924	-	4,291	2,161,215
Dividend payment	-	-	-	-	-	-	-	(634,997)	-	-	(634,997)
Foreign currency translation gain	-	-	-	-	-	-	-	-	28,539	-	28,539

Balance at September 30, 2026 (unaudited)	-	$-	12,939,418	$12,939	$27,034,170	$(1,169,046)	$413,821	$41,961,328	$(459,027)	$148,637	$67,942,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JERASH HOLDINGS (US), INC.,

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,842,863	$802,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,665,012	1,506,793
Stock-based compensation expenses	455,164	451,495
Amortization of operating lease right-of-use assets	276,851	316,722

Changes in operating assets:
Accounts receivable	1,368,073	(2,722,504)
Inventories	6,645,760	1,447,940
Prepaid expenses and other current assets	(823,595)	147,924
Advances to suppliers	(3,230,519)	(1,350,891)
Changes in operating liabilities:
Accounts payable	(1,990,731)	1,248,225
Accrued expenses	(591,272)	(267,184)
Other payables	418,831	(647,175)
Deferred revenue	(154,964)	204,260
Operating lease liabilities	(464,790)	(205,547)
Income tax payable	113,598	(614,713)
Net cash provided by operating activities	7,530,281	318,278

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(803,594)	(844,401)
Payment for long-term deposits	(598,857)	(209,543)
Net cash used in investing activities	(1,402,451)	(1,053,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(1,269,994)	(1,269,994)
Repayment of short-term loan	(4,727,235)	(10,003,284)
Proceeds from short-term loan	4,278,366	10,667,260
Net cash used in financing activities	(1,718,863)	(606,018)

EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(717)	(19,502)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,408,250	(1,361,186)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	12,467,511	15,064,039

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$16,875,761	$13,702,853

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$16,875,761	$13,702,853
LESS: NON-CURRENT RESTRICTED CASH	823,831	1,700,539
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$16,051,930	$12,002,314

Supplemental disclosure information:
Cash paid for interest	$1,081,738	$849,330
Income tax paid	$692,203	$1,105,128

Non-cash investing and financing activities
Equipment obtained by utilizing long-term deposit	$288,358	$295,195
Operating lease right of use assets obtained in exchange for operating lease obligations	$927,271	$-

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

Jerash for Industrial Embroidery Company (“Jerash Embroidery”) and Chinese Garments and Fashions Manufacturing Company Limited (“Chinese Garments”) were both established in Amman, Jordan, as limited liability companies on March 11, 2013 and June 13, 2013, respectively, each with a declared capital of JOD 50,000 (approximately US$71,000). Jerash Embroidery and Chinese Garments are wholly owned subsidiaries of Jerash Garments. As of March 31, 2026, the principal activities of Jerash Embroidery and Chinese Garments were transferred to Jerash Garments, and Jerash Embroidery and Chinese Garments currently have no operations.

Al-Mutafaweq Co. for Garments Manufacturing Ltd. (“Paramount”) is a contract garment manufacturer that was established in Amman, Jordan, as a limited liability company on October 24, 2004 with a declared capital of JOD 100,000 (approximately US$141,000). On December 11, 2018, Jerash Garments and the sole shareholder of Paramount entered into an agreement pursuant to which Jerash Garments acquired all of the outstanding shares of stock of Paramount. Jerash Garments assumed ownership of all of the machinery and equipment owned by Paramount. Paramount had no other significant assets or liabilities and no operating activities or employees at the time of this acquisition, so this transaction was accounted for as an asset acquisition. As of June 18, 2019, Paramount became a subsidiary of Jerash Garments. As of March 31, 2026, the principal activities of Paramount were transferred to Jerash Garments, and Paramount currently has no operations.

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

Kawkab Venus Dowalyah Lisenaet Albesah (“Kawkab Venus”) was established in Amman, Jordan, as a limited liability company on January 15, 2015 with a declared capital of JOD 50,000 (approximately US$71,000). It holds land with factory premises, which are leased to MK Garments. On July 14, 2021, Jerash Garments and the sole shareholder of Kawkab Venus entered into an agreement, pursuant to which Jerash Garments acquired all of the outstanding stock of Kawkab Venus. Apart from the land and factory premises, Kawkab Venus had no other significant assets or liabilities and no operating activities or employees at the time of acquisition, so the acquisition was accounted for as an asset acquisition. As of August 21, 2022, Kawkab Venus became a subsidiary of Jerash Garments.

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

J&B International Limited (“J&B”) is a joint venture company established in Hong Kong on January 10, 2023. On March 20, 2023, Treasure Success and P. T. Eratex (Hong Kong) Limited (“Eratex”) entered into a Joint Venture and Shareholders’ Agreement, pursuant to which Treasure Success acquired 51% of the equity interests in J&B on April 11, 2023. The declared capital is 500,000 Hong Kong Dollars (“HKD”) (approximately $64,000). J&B engaged in the garment trading and manufacturing business for orders from customers. On June 16, 2025, Treasure Success and Eratex attended a meeting of shareholders of J&B and approved the termination of J&B’s business operations and the dissolution of J&B, which is expected to be completed in April 2027.

Jerash Newtech (Hong Kong) Holdings Limited (“Jerash Newtech”) is a joint venture company established in Hong Kong on November 3, 2023. On October 10, 2023, Treasure Success and Newtech Textile (HK) Limited entered into a Joint Venture and Shareholder’s Agreement to establish a new joint venture for the establishment of a fabric facility in Jordan. On November 3, 2023, Jerash Newtech was established according to the aforementioned Joint Venture and Shareholder’s Agreement. Treasure Success owns 51% of the equity interests in Jerash Newtech. The declared capital of Jerash Newtech is US$100,000. On August 20, 2025, Treasure Success and Newtech Textile (HK) Limited attended a meeting of shareholders of Jerash Newtech and agreed to and authorized an application to be made for the deregistration of Jerash Newtech. The application for deregistration had been lodged as of June 10, 2026. Jerash Newtech was subsequently deregistered and dissolved on October 30, 2026.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the Company’s unaudited condensed consolidated financial statements. The consolidated balance sheet as of March 31, 2026 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the U.S. Securities and Exchange Commission (the “SEC”). Operating results for the three and six months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending March 31, 2027. The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC.

The unaudited condensed consolidated financial statements include the financial statements of Jerash Holdings, its wholly owned subsidiaries, and two non-wholly owned subsidiaries.

Non-wholly owned subsidiaries are entities that the reporting parent entity does not own equity interests in full. Noncontrolling interest is evaluated with a depiction of the portion of a non-wholly owned subsidiary’s net assets, net income, and net comprehensive income that is attributable to holders of equity-classified ownership interests other than the reporting parent entity. As mentioned in Note 1, the Company holds 51% of equity interest in J&B and Jerash Newtech through its wholly owned subsidiary, Treasure Success. The Company consolidates J&B and Jerash Newtech and reports noncontrolling interest to reflect the portion of their equity that is not attributable to the Company as the controlling shareholder. As of September 30, 2026 and March 31, 2026, noncontrolling interest was $148,637 and $142,583, respectively.

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

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Factors that may indicate potential impairment include a significant underperformance relative to the historical or projected future operating results or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by that asset. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset. The fair value is estimated based on the discounted future cash flows or comparable market values, if available. The Company did not record any impairment loss during the three and six months ended September 30, 2026 and 2025.

Goodwill

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is not amortized. As of September 30, 2026 and March 31, 2026, the carrying amount of goodwill was $499,282. Goodwill is tested for impairment on an annual basis, or in interim periods if indicators of potential impairment exist, based on the one reporting unit. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. When performing the quantitative impairment test, the Company compares the fair value of its only reporting unit with the carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company concluded that no impairment of its goodwill occurred for the three and six months ended September 30, 2026 and 2025.

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s customized ready-made outerwear for large brand-name retailers. The Company considers purchase orders to be contracts with customers. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year. Virtually all of the Company’s contracts are short-term. The Company has minimal incremental costs of obtaining a contract, which are expensed when incurred. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 14 to 150 days of the invoice date. The contracts do not have significant financing components. Shipping and handling costs associated with outbound freight from Jordan export dock are not an obligation of the Company. Returns and allowances are not a significant aspect of the revenue recognition process as historically they have been immaterial.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company applies the “distinct” guidance in ASC 606-10-25-19 through ASC 606-10-25-22 to identify the specified goods or services. The Company’s revenue is fulfilled either through its own manufacturing subsidiaries or by third-party garment sub-contractors.

The Company applies the definition of control in ASC 606-10-25-25 and the explanation of how a company obtains control outlined in ASC 606-10-55-37A to assess whether it obtains control of the specified goods and services before they are transferred to the end customer. When third-party sub-contractors are involved in fulfilling orders, the Company evaluates the indicators in ASC 606-10-55-39 along with all relevant facts and circumstances, to determine whether it controls the goods before transferred to the customers. As the Company is primarily responsible for fulfilling the promise to provide the specified goods and services, the Company has inventory risk before the specified good or service has been transferred to a customer, or after transfer of control to the customer; and the Company has discretion in establishing the prices for the specified goods or service, the Company has concluded that it obtains control of the specified goods prior to the transfer to the customers. Accordingly, whether goods are manufactured internally or through subcontracting arrangements, the Company acts as the principal in all sales transactions, and revenue is recognized on a gross basis.

The Company does not have any contract assets since the Company recognizes accounts receivable and revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. The Company has an unconditional right to consideration when the Company has satisfied its performance obligation and payment to the accounts receivable from customers is not contingent on a future event. The Company had contract liabilities of $86,393 and $241,357 as of September 30, 2026 and March 31, 2026, respectively. As of September 30, 2026, $86,393 deferred revenue was expected to be recognized within fiscal year 2027.

Segment

The Company has one revenue generating reportable geographic segment under ASC Topic 280 “Segment Reporting” and derives its sales primarily from its sales of customized ready-made outerwear. Chief Operational Decision Makers (“CODM”), including Chief Executive Officer and Chief Financial Officer, are making operating decisions and assessing performance as the source for determining the Company’s reportable segments. CODM reviews operating results on the consolidated revenue, gross profit, selling, general, and administrative expenses, interest expenses, stock-based compensation expense, and net income or loss regularly. In selling, general, and administrative expense, CODM reviews staff payroll and other related expenses, inventory export and related costs, depreciation, and other major items. The Company believes disaggregation of revenue by geographic region best depicts the nature, amount, timing, and uncertainty of its revenue and cash flows (see “Note 15—Segment Reporting”).

Shipping and Handling

Proceeds collected from customers for shipping and handling costs are included in revenue. Shipping and handling costs are expensed as incurred and are included in operating expenses, as a part of selling, general, and administrative expenses. Total shipping and handling expenses were $1,327,850 and $902,522 for the three months ended September 30, 2026 and 2025, respectively. Total shipping and handling expenses were $2,152,393 and $1,512,734 for the six months ended September 30, 2026 and 2025, respectively.

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

The Company applies the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in the condensed consolidated financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of the date of this filing, the Company is current on all corporate, federal, and state tax returns. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and March 31, 2026, the Company did not have any uncertain tax provision.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar (“US$” or “$”). The Company uses JOD in its Jordan subsidiaries, HKD in Treasure Success, Ever Winland, J&B, and Jerash Newtech, and Chinese Yuan (“CNY”) in Jiangmen Treasure Success as the functional currency of each above-mentioned entity. The assets and liabilities of the Company have been translated into US$ using the exchange rates in effect at the balance sheet date, equity accounts have been translated at historical rates, and revenue and expenses have been translated into US$ using average exchange rates in effect during the reporting period. Cash flows are also translated at average translation rates for the periods. Therefore, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income or loss. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of income and comprehensive income as incurred, and the total amount of transaction gains and losses were immaterial as of the three and six months ended September 30, 2026 and 2025.

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

	September 30, 2026	March 31, 2026
Period-end spot rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8002	US$1=HKD7.8002
	US$1=CNY6.7035	US$1=CNY6.9033
Average rate	US$1=JOD0.7090	US$1=JOD0.7090
	US$1=HKD7.8002	US$1=HKD7.8002
	US$1=CNY6.7729	US$1=CNY7.1016

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

Earnings per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (for instance, convertible securities, options, warrants, and restricted stock units (“RSUs”)) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS (See “Note 14–Earnings per Share”).

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

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, credit facilities, accounts payable, accrued expenses, income tax payables, other payables and operating lease liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2026 and March 31, 2026 based upon the short-term nature of these assets and liabilities.

Concentrations and Credit Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of September 30, 2026 and March 31, 2026, respectively, $5,745,162 and $5,236,963 of the Company’s cash were on deposit at financial institutions in Jordan, where a maximum amount of JOD 50,000 (approximately $71,000) bank deposits are insured by each member bank under Jordan Deposit Insurance Corporation Law in the event of bank failure. As of September 30, 2026 and March 31, 2026, respectively, $231,760 and $344,673 of the Company’s cash were on deposit at financial institutions in China. Cash maintained in banks within China of less than CNY 0.5 million (equivalent to approximately $75,000) per bank are covered by “deposit insurance regulation” promulgated by the State Council of the People’s Republic of China. As of September 30, 2026 and March 31, 2026, respectively, $9,994,192 and $6,826,388 of the Company’s cash were on deposit at financial institutions in Hong Kong, which are insured by the Hong Kong Deposit Protection Board subject to certain limitations. While management believes that these financial institutions are of high credit quality, it also continually monitors their creditworthiness. As of September 30, 2026 and March 31, 2026, respectively, $29,108 and $41,090 of the Company’s cash were on deposit in the United States and are insured by the Federal Deposit Insurance Corporation up to $250,000.

Accounts receivable are typically unsecured and derived from revenue earned from customers, and therefore are exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

The Company’s sales are made primarily in the United States. Its operating results could be adversely affected by U.S. government policies on importing business, foreign exchange rate fluctuations, and changes in local market conditions. The Company has a concentration of its revenue and purchases with specific customers and suppliers. For the three months ended September 30, 2026, two end-customers accounted for 63% and 17% of the Company’s total revenue, respectively. For the six months ended September 30, 2026, three end-customers accounted for 60%, 16%, and 12% of the Company’s total revenue, respectively. For the three and six months ended September 30, 2025, two end-customers accounted for 60% and 12%, and 62% and 12% of the Company’s total revenue, respectively. As of September 30, 2026, two end-customers accounted for 42% and 27%, respectively, of the Company’s total accounts receivable balance. As of March 31, 2026, three end-customers accounted for 29%, 26%, and 12%, respectively, of the Company’s total accounts receivable balance.

For the three months ended September 30, 2026, the Company purchased approximately 19% and 11% of its total purchase in garments and raw materials from two major suppliers, respectively. For the six months ended September 30, 2026, the Company purchased approximately 16% and 14% of its total purchase in garments and raw materials from two major suppliers, respectively. For the three and six months ended September 30, 2025, the Company purchased approximately 14% and 12% of its total purchase in garments and raw materials from one major supplier, respectively. As of September 30, 2026, accounts payable to the Company’s three major suppliers accounted for 20%, 11%, and 10% of the total accounts payable balance, respectively. As of March 31, 2026, accounts payable to the Company’s three major suppliers accounted for 21%, 18%, and 12% of the total accounts payable balance, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of September 30, 2026 (Unaudited)	As of March 31, 2026
Trade accounts receivable	$4,308,049	$5,676,122
Less: allowances for credit loss	-	-
Accounts receivable, net	$4,308,049	$5,676,122

NOTE 5 – INVENTORIES

Inventories consisted of the following:

	As of September 30, 2026 (Unaudited)	As of March 31, 2026
Raw materials	$11,782,930	$16,556,259
Work-in-progress	2,531,948	2,398,140
Finished goods	8,995,723	11,001,962
Total inventory	$23,310,601	$29,956,361

NOTE 5 – INVENTORIES (CONTINUED)

As of September 30, 2026 and March 31, 2026, no inventory valuation reserve was recorded as 98.5% and 99.5% of inventory on hand was backed by firm customer orders, respectively. The remaining 1.5% and 0.5% of inventories on hand as of September 30, 2026 and March 31, 2026, respectively, were allocated to garment samples.

NOTE 6 – ADVANCES TO SUPPLIERS, NET

Advances to suppliers consisted of the following:

	As of September 30, 2026 (Unaudited)	As of March 31, 2026
Advances to suppliers	$11,870,154	$8,639,635
Less: allowances for impairment	-	-
Advances to suppliers, net	$11,870,154	$8,639,635

NOTE 7 – LEASES

The Company had 41 operating leases for manufacturing facilities, offices, and staff dormitories as of September 30, 2026. Some leases include one or more options to renew, which is typically at the Company’s sole discretion. The Company regularly evaluates the renewal options, and, when it is reasonably certain of exercise, it will include the renewal period in its lease term. New lease modifications result in measurement of the right of use (“ROU”) assets and lease liability. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. ROU assets and related lease obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term.

All of the Company’s leases are classified as operating leases and primarily include office space, manufacturing facilities and staff dormitories.

Supplemental balance sheet information related to operating leases was as follows:

	As of September 30, 2026 (Unaudited)	As of March 31, 2026
Operating lease right of use assets	$1,704,177	$1,038,563

Operating lease liabilities – current	$282,562	$319,910
Operating lease liabilities – non-current	1,054,205	539,183
Total operating lease liabilities	$1,336,767	$859,093

The weighted average remaining lease terms and discount rates for all of operating leases were as follows:

Remaining lease term and discount rate:

	For the Six Months Ended September 30, 2026 (Unaudited)	For the Fiscal Year Ended March 31, 2026
Weighted average remaining lease term (years)	3.7	3.2

Weighted average discount rate	5.60%	5.60%

NOTE 7 – LEASES (CONTINUED)

During the three months ended September 30, 2026 and 2025, the Company incurred total operating lease expenses of $576,260 and $556,386, respectively. During the six months ended September 30, 2026 and 2025, the Company incurred total operating lease expenses of $1,153,630 and $1,138,984, respectively.

The following is a schedule, by fiscal years, of maturities of lease liabilities as of September 30, 2026:

2027	$291,524
2028	496,435
2029	461,219
2030	365,242
2031	213,095
Thereafter	75,221
Total lease payments	1,902,736
Less: imputed interest	(198,560)
Less: prepayments	(367,409)
Present value of lease liabilities	$1,336,767

NOTE 8 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	As of September 30, 2026 (Unaudited)	As of March 31, 2026
Land	$2,200,334	$2,200,334
Property and buildings	24,737,536	24,737,536
Equipment and machinery	15,973,464	15,149,498
Office and electronic equipment	1,606,014	1,569,943
Automobiles	1,548,788	1,417,113
Leasehold improvements	4,774,615	4,665,845
Subtotal	50,840,751	49,740,269
Less: Accumulated depreciation and amortization	(24,018,667)	(22,351,570)
Property, plant, and equipment, net	$26,822,084	$27,388,699

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

For the three months ended September 30, 2026 and 2025, depreciation and amortization expenses were $833,128 and $763,006 respectively. For the six months ended September 30, 2026 and 2025, depreciation and amortization expenses were $1,665,012 and $1,506,793, respectively.

NOTE 9 – EQUITY

Preferred Stock

The Company has 500,000 shares of preferred stock, par value of $0.001 per share, authorized; none were issued and outstanding as of September 30, 2026 and March 31, 2026. The preferred stock can be issued by the board of directors of Jerash Holdings (the “Board of Directors”) in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, rights, qualifications, limitations, or restrictions of such rights as the Board of Directors may determine from time to time.

Common Stock

The Company had 12,699,940 shares of common stock outstanding as of September 30, 2026 and March 31, 2026.

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

NOTE 9 – EQUITY (CONTINUED)

Dividends

During the six months ended September 30, 2026, the Board of Directors declared a cash dividend of $0.05 per share of common stock on August 17, 2026 and May 4, 2026, respectively. Cash dividends of $634,997 each were paid in full on August 24, 2026 and May 21, 2026, respectively.

During the fiscal year ended March 31, 2026, the Board of Directors declared a cash dividend of $0.05 per share of common stock on February 3, 2026, November 7, 2025, August 8, 2025 and May 20, 2025, respectively. Four cash dividends of $634,997 each were paid in full on February 20, 2026, November 26, 2025, August 29, 2025, and June 6, 2025, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Options

On March 21, 2018, the Board of Directors adopted the Jerash Holdings (US), Inc. 2018 Stock Incentive Plan (the “Plan”), pursuant to which the Company may grant various types of equity awards. 1,484,250 shares of common stock of the Company were reserved for issuance under the Plan. In addition, on July 19, 2019, the Board of Directors approved an amendment and restatement of the Plan, which was approved by the Company’s stockholders at its annual meeting of stockholders on September 16, 2019. The amended and restated Plan increased the number of shares reserved for issuance under the Plan by 300,000, to 1,784,250, among other changes. As of September 30, 2026, the Company had 121,310 shares remaining available for future issuance under the Plan.

All stock option activities are summarized as follows:

	Option to	Weighted Average
	Acquire Shares	Exercise Price
Stock options outstanding as of March 31, 2026	150,000	$6.25
Granted	-	-
Exercised	-	-
Expired	-	-
Stock options outstanding as of September 30, 2026	150,000	$6.25

All these outstanding options were fully vested and exercisable. As of September 30, 2026, there were 150,000 stock options outstanding. The weighted average remaining life of the options is 2.3 years.

Restricted Stock Units

On March 25, 2024, the Board of Directors approved the grant of 915,040 RSUs under the Plan to 35 executive officers and employees of the Company, with a three-year vesting period. The fair value of these RSUs on March 25, 2024 was $2,745,120, based on the market price of the Company’s common stock as of the date of the grant. As of September 30, 2026, there were $435,266 unrecognized stock-based compensation expenses to be recognized through March 2027 and 907,840 RSUs remained outstanding.

RSU activities are summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
RSUs outstanding as of March 31, 2026	907,840	$3.00
Granted	-	-
Vested	-	-
Forfeited	-	-
RSUs outstanding as of September 30, 2026	907,840	$3.00

Total expenses related to the RSUs issued were $228,826 and $228,826 for the three months ended September 30, 2026 and 2025, respectively. Total expenses related to the RSUs issued were $455,164 and $451,495 for the six months ended September 30, 2026 and 2025, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

The relationship and the nature of related party transactions are summarized as follows:

Name of Related Party	Relationship to the Company	Nature of Transactions

Yukwise Limited (“Yukwise”)	Wholly owned by the Company’s President, Chief Executive Officer, Treasurer, and a significant stockholder	Consulting Services

Multi-Glory Corporation Limited (“Multi-Glory”)	Wholly owned by a significant stockholder and Chairman of the Board	Consulting Services

Consulting agreements

On January 12, 2018, Treasure Success and Yukwise entered into a consulting agreement, pursuant to which Mr. Choi Lin Hung (“Mr. Choi”) served as Chief Executive Officer and provide high-level advisory and general management services for $300,000 per annum. The agreement renewed automatically for one-month terms. This agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $150,000 for the three and six months ended September 30, 2026 and 2025, respectively.

On October 30, 2026, Treasure Success and Yukwise entered into a Cancellation and Termination Agreement, pursuant to which the consulting agreement was terminated effective as of 11:59 p.m. on October 31, 2026, in connection with the restructuring of Mr. Choi’s compensation arrangements. See Note 18 – Subsequent Events.

On January 16, 2018, Treasure Success and Multi-Glory entered into a consulting agreement, pursuant to which Mr. Ng Tsze Lun (“Mr. Ng”) provided high-level advisory, marketing, and sales services to the Company for $300,000 per annum. The agreement renewed automatically for one-month terms. The agreement became effective as of January 1, 2018. Total consulting fees under this agreement were $75,000 and $150,000 for the three and six months ended September 30, 2026 and 2025, respectively.

On October 30, 2026, Treasure Success and Multi-Glory entered into a Cancellation and Termination Agreement, pursuant to which the consulting agreement was terminated effective as of 11:59 p.m. on October 31, 2026, in connection with the restructuring of Mr. Ng’s compensation arrangements. See Note 18 – Subsequent Events.

NOTE 12 – CREDIT FACILITIES AND BANK LOAN

Credit Facilities

Starting from May and October 2021, the Company has participated in a financing program with two customers, in which the Company may receive early payments for approved sales invoices submitted by the Company through the bank the customer cooperates with. In March 2024, the Company joined a supply chain financing program with one additional customer. For any early payments received, the Company is subject to an early payment charge imposed by the customer’s bank, for which the rate is based on Secured Overnight Financing Rate (“SOFR”) plus a spread. In certain scenarios, the Company submits the sales invoice and receives payments prior to the shipment of the relative products. In that case, instead of recording the cash receipts as a reduction to accounts receivables, the Company records the cash receipts as receipts in advance from a customer until products are entitled to transfer. The Company records the early payment charge in interest expenses on the unaudited condensed consolidated statements of income and comprehensive income. For the three months ended September 30, 2026 and 2025, the early payment charge was $419,777 and $434,425, respectively. For the six months ended September 30, 2026 and 2025, the early payment charge was $849,214 and $726,509, respectively.

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

As of September 30, 2026 and March 31, 2026, the Company had $3,263,335 and $4,902,996 outstanding under the DBSHK facility and the weighted average interest rate was 4.9% and 5.3%, respectively. The DBSHK facility is reviewed annually.

NOTE 12 – CREDIT FACILITIES AND BANK LOAN (CONTINUED)

Credit Facilities (Continued)

On July 31, 2025, Bank al Etihad offered to provide a credit facility of up to $6.0 million to Jerash Garments. Pursuant to the facility, Bank al Etihad agreed to finance import invoices of up to $6.0 million, with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate at the Prime Lending Rate announced by Bank al Etihad, currently 8% per annum. As of September 30, 2026 and March 31, 2026, the Company had $nil outstanding under the Bank al Etihad facility. The Bank al Etihad facility is reviewed annually.

On January 15, 2026, Housing Bank offered to provide a credit facility of up to $14.0 million to Jerash Garments. Pursuant to the facility, Housing Bank agreed to finance import invoices of up to $14.0 million, with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate SOFR plus a spread, currently approximately 6.7% per annum. As of September 30, 2026 and March 31, 2026, the Company had $nil outstanding under the Housing Bank facility. The Housing Bank facility is reviewed annually.

On April 9, 2026, the Company signed a credit facility agreement offered by Capital Bank of Jordan (“Capital Bank”). Pursuant to the facility, Capital Bank agreed to finance import invoices of up to $7.5 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an SOFR interest rate plus a spread, with minimum 5% interest rate annually. As of September 30, 2026 and March 31, 2026, the Company had $1,190,792 and $nil outstanding under the Capital Bank facility, respectively. The Capital Bank facility is reviewed annually.

Bank Loan

In connection with the Property Purchase Request, on January 28, 2026, Jerash Garments entered into a loan agreement with the Housing Bank to finance the acquisition Property No. 1326. Pursuant to the loan agreement, the Housing Bank agreed to provide Jerash Garments with a loan in the principal amount of JOD 2,000,000 (approximately $2,821,000). The loan bears interest at a rate of 8.25% per annum currently, calculated on the daily outstanding balance and charged monthly. Following a grace period ending January 31, 2027, the loan is repayable in 96 monthly installments of JOD 20,833 ($29,383) each, with the first installment due on February 1, 2027. The loan is secured by a first-priority mortgage on Property No. 1326, valued at JOD 5,500,000 (approximately $7,757,000).

The following is a schedule, by fiscal years, of maturities of bank loan as of September 30, 2026:

2027	$58,766
2028	352,594
2029	352,594
2030	352,594
2031	352,594
Thereafter	1,351,658
Total bank loan	$2,820,800

Bank loan – current	$235,063
Bank loan – non current	2,585,737
Total bank loan	$2,820,800

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

NOTE 13 – NONCONTROLLING INTEREST (CONTINUED)

For the three months ended September 30, 2026, the net income generated by J&B and Jerash Newtech was $8,756 and $nil, respectively. For the three months ended September 30, 2025, the net income or (loss) generated by J&B and Jerash Newtech was $37,170 and $(1,052), respectively.

For the six months ended September 30, 2026, the net income or (loss) generated by J&B and Jerash Newtech was $13,166 and $(814), respectively. For the six months ended September 30, 2025, the net income or (loss) generated by J&B and Jerash Newtech was $48,330 and $(2,100), respectively.

Noncontrolling interest as of September 30, 2026 in J&B and Jerash Newtech was $107,272 and $41,365, respectively.

On June 16, 2025, Treasure Success and P.T. Eratex (Hong Kong) Limited attended a meeting of shareholders of J&B and approved the termination of J&B’s business operations and the dissolution of J&B, which is expected to complete in April 2027.

On August 20, 2025, Treasure Success and Newtech Textile (HK) Limited attended a meeting of shareholders of Jerash Newtech and agreed to and authorized an application to be made for the deregistration of Jerash Newtech. The application for deregistration had been lodged as of June 10, 2026. Jerash Newtech was subsequently deregistered and dissolved on October 30, 2026.

NOTE 14 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2026 and 2025. As of September 30, 2026, 1,057,840 RSUs and stock options were outstanding. For the three and six months ended September 30, 2026 and 2025, 150,000 stock options were excluded from the EPS calculation as the result would be anti-dilutive.

	Three Months Ended September 30, (Unaudited)		Six Months Ended September 30, (Unaudited)
	2026	2025	2026	2025
Numerator:
Net income attributable to Jerash Holdings (US), Inc.’s Common Stockholders	$2,156,924	$461,605	$3,836,809	$780,281

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,699,940	12,699,940	12,699,940	12,699,940
Dilutive securities – RSUs	800,783	474,584	755,406	425,519
Denominator for diluted earnings per share (adjusted weighted-average shares)	13,500,723	13,174,524	13,455,346	13,125,459
Basic earnings per share	$0.17	$0.04	$0.30	$0.06
Diluted earnings per share	$0.16	$0.04	$0.29	$0.06

NOTE 15 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments, and major customers in financial statements for details on the Company’s business segments. The amendment of ASC 280 requires incremental disclosures in annual and interim periods to reportable segments and clarifies entities with a single reportable segment are also required to provide new disclosures in significant segment expenses, profit and loss, assets, and other segment items for better understanding company business activities and overall financial performance and assess potential future cash flow for the business. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. CODM, including Chief Executive Officer and Chief Financial Officer, reviews operating results on the consolidated revenue, gross profit, selling, general, and administrative expenses, and net income or loss. In selling, general, and administrative expenses, CODM reviews staff payroll and other related expenses, inventory export and related costs, depreciation, and other major items. Based on CODM’s assessment, the Company has determined that it has only one operating segment as defined by amended ASC 280. The following table summarizes the operating results reviewed by CODM.

	For the Three Months Ended September 30, (Unaudited)		For the Six Months Ended September 30, (Unaudited)
	2026	2025	2026	2025

Revenue	$50,286,467	$41,968,534	$100,515,975	$81,597,842
Less: Cost of goods sold	41,138,197	35,678,854	83,105,650	69,219,282
Gross profit	9,148,270	6,289,680	17,410,325	12,378,560

Other income, net	26,401	37,153	30,247	86,467

Expenses
Staff payroll and other related cost	2,624,348	2,049,876	5,326,259	4,274,798
Inventory export and related cost	1,327,850	902,522	2,152,393	1,512,734
Depreciation	97,012	115,490	199,254	232,485
Other selling, general, and administrative expenses	1,801,408	1,903,578	3,577,101	3,858,664
Total selling, general, and administrative expenses	5,850,618	4,971,466	11,255,007	9,878,681
Stock-based compensation expenses	228,826	228,826	455,164	451,495
Interest expenses	532,385	493,482	1,081,738	849,330
Total expenses	6,611,829	5,693,774	12,791,909	11,179,506

Net income before provision for income taxes	$2,562,842	$633,059	$4,648,663	$1,285,521

Other selling, general, and administrative expenses include consultancy fees and director remunerations, audit and professional fees, staff travelling and transportation expenses, rental, and general office expenses.

The Company’s major product is outerwear. For the three months ended September 30, 2026 and 2025, outerwear accounted for approximately 78.9% and 90.9% of the total revenue, respectively. For the six months ended September 30, 2026 and 2025, outerwear accounted for approximately 80.5% and 86.4% of the total revenue, respectively.

The following table summarizes sales by geographic areas for the three months ended September 30, 2026 and 2025, respectively.

	For the Three Months Ended September 30, (Unaudited)
	2026	2025
United States	$39,567,713	$37,278,834
China, including Hong Kong	9,282,187	3,276,716
Korea	79,430	49,268
Jordan	1,319,609	474,161
Others	37,528	889,555
Total	$50,286,467	$41,968,534

NOTE 15 – SEGMENT REPORTING (CONTINUED)

The following table summarizes sales by geographic areas for the six months ended September 30, 2026 and 2025, respectively.

	For the Six Months Ended September 30, (Unaudited)
	2026	2025
United States	$78,469,945	$69,330,852
China, including Hong Kong	18,016,929	9,403,444
Korea	2,239,763	49,268
Jordan	1,606,053	929,906
Others	183,285	1,884,372
Total	$100,515,975	$81,597,842

As of September 30, 2026 and March 31, 2026, there were 79.0% and 20.0%, and 78.9% and 20.3%, of long-lived assets were located in Jordan and Hong Kong, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

On August 28, 2019, Jiangmen Treasure Success was incorporated under the laws of the People’s Republic of China in Jiangmen City, Guangdong Province, China, with a total registered capital of HKD 3 million (approximately $385,000). On December 9, 2020, shareholders of Jiangmen Treasure Success approved to increase its registered capital to HKD 15 million (approximately $1.9 million). The Company’s subsidiary, Treasure Success, as a shareholder of Jiangmen Treasure Success, is required to contribute HKD 15 million (approximately $1.9 million) as paid-in capital in exchange for 100% ownership interest in Jiangmen Treasure Success. As of September 30, 2026, Treasure Success had made capital contribution of HKD 10 million (approximately $1.3 million). Pursuant to the articles of incorporation of Jiangmen Treasure Success, Treasure Success is required to complete the remaining capital contribution before December 31, 2029 as Treasure Success’ available funds permit.

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

The Company tax provision or benefit from income taxes for interim periods is determined using an estimate of Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates the estimate of annual effective rate and a cumulative adjustment is made if the estimated tax rate changed. For the three months ended September 30, 2026 and 2025, the Company’s consolidated effective tax rate was 15.7% and 24.3%, respectively. For the six months ended September 30, 2026 and 2025, the Company’s consolidated effective tax rate was 17.3% and 37.5%, respectively. The Company’s consolidated effective tax differed from the effective statutory federal income tax rate of 21.0%, primarily due to GILTI adjustments, foreign tax rate differentials, and valuation allowance adjustments.

The One Big Beautiful Bill Act was enacted during the period. The Company has evaluated the provisions of the legislation and recorded the effects of changes in tax law in accordance with ASC 740. The impact primarily relates to remeasurement of deferred tax assets and liabilities at the enacted tax rates, as well as adjustments to current tax expense where applicable.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements as of September 30, 2026. The Company has determined that there were no subsequent events that required recognition, adjustment to, or disclosure in the consolidated financial statements, except for the following:

On October 30, 2026, after approval by the Compensation Committee of the Company’s Board of Directors, Treasure Success, a wholly owned subsidiary of the Company, entered into new employment agreements with Mr. Choi and Mr. Ng, effective November 1, 2026, which supersede and replace their respective existing employment agreements with Treasure Success. Pursuant to the new employment agreements, Mr. Choi will continue to serve as Chief Executive Officer of Treasure Success and Mr. Ng will continue to serve as Head of Marketing and Business Development of Treasure Success, each receiving a monthly base salary of HK$297,000 (approximately US$38,000) and an end-of-year payment equal to one month of basic salary, subject to the terms of the respective agreements. In connection with the restructuring of the compensation arrangements, Treasure Success entered into cancellation and termination agreements with Yukwise and Multi-Glory, pursuant to which their respective consulting agreements were terminated, effective as of 11:59 p.m. on October 31, 2026. While the structure of the agreements has been simplified, the total compensation is essentially similar, and consistent with amounts disclosed in the Company’s Proxy Statements.

On November 5, 2026, the Board of Directors approved the payment of a dividend of $0.05 per share.

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

Results of Operations

Three months ended September 30, 2026 and 2025

The following table summarizes the results of our operations during the three-month periods ended September 30, 2026 and 2025, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$50,286	100%	$41,969	100%	$8,317	20%
Cost of goods sold	41,138	82%	35,679	85%	5,459	15%
Gross profit	9,148	18%	6,290	15%	2,858	45%
Selling, general, and administrative expenses	5,851	12%	4,972	12%	879	17%
Stock-based compensation expenses	229	0%	229	0%	-	-%
Other expenses, net	505	1%	456	1%	49	11%
Net income before taxation	$2,563	5%	$633	2%	$1,930	305%
Income tax expenses	402	1%	154	0%	248	161%
Net income	$2,161	4%	$479	1%	$1,682	351%

Revenue. Revenue increased by approximately $8.3 million, or 20%, to $50.3 million for the three months ended September 30, 2026, from approximately $42.0 million for the three months ended September 30, 2025. The increase was mainly due to organic growth in shipments to our major customer in the U.S. and another customer whose orders from us are also shipped mainly to the U.S.

The following table outlines the dollar amount and percentage of total sales to our customers for the three months ended September 30, 2026 and 2025.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$31,606	63%	$25,203	60%
Suzhou Unitex	8,434	17%	2,342	6%
New Balance	4,176	8%	4,943	12%
Hansoll	80	-%	-	-%
Others	5,990	12%	9,481	22%
Total	$50,286	100%	$41,969	100%

(1)	A large portion of our products are sold under The North Face, Timberland, and Vans brands owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$39,568	79%	$37,279	89%	$2,289	6%
China and Hong Kong	9,282	18%	3,277	8%	6,005	183%
Jordan	1,319	3%	474	1%	845	178%
Korea	80	-%	-	-%	80	-%
Others	37	-%	939	2%	(902)	(96)%
Total	$50,286	100%	$41,969	100%	$8,317	20%

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

The increase of approximately 6% in sales to the U.S. during the three months ended September 30, 2026, was mainly attributable to the increase in shipments our major customer in the U.S. and another customer whose orders from us are also shipped mainly to the U.S.

During the three months ended September 30, 2026, aggregate sales to China and Hong Kong, Korea, Jordan, and other locations increased by 129% to $10.7 million from $4.7 million in the same period last year. This increase was mainly due to the increase in shipments to a customer registered in the region whose orders from us are shipped mainly to the U.S.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $5.5 million, or 15%, to approximately $41.1 million for the three months ended September 30, 2026, from approximately $35.7 million for the same period last year. As a percentage of revenue, the cost of goods sold decreased by approximately 3 percentage points, from 85% for the same period last year to 82% for the three months ended September 30, 2026. The decrease in the cost of goods sold as a percentage of revenue was primarily attributable to improvements in efficiency from our continuous automation, for instance, the installation of hanging systems, and tighter controls on wastage allowances generally for raw material purchases.

For the three months ended September 30, 2026, we purchased 19% and 11% of our total purchase in garments and raw materials from two major suppliers, respectively.

For the three months ended September 30, 2025, we purchased 14% of our total purchase in garments and raw materials from one major supplier.

Gross profit margin. Gross profit margin was approximately 18% for the three months ended September 30, 2026, which increased by 3 percentage points from approximately 15% for the same period last year. The increase in gross profit margin was primarily driven by an increase in shipments to our U.S. customers that typically generated higher margins, better overall production efficiency brought about by automation, and improved controls on raw material purchases and wastage allowances.

Operating expenses. Operating expenses increased by 17%, or approximately $879,000, from approximately $5.2 million for the three months ended September 30, 2025, to approximately $6.1 million for the three months ended September 30, 2026. The increase was primarily due to higher export costs due to more shipments and an increase in headcount.

Other expenses, net. Other expenses, net were approximately $506,000 for the three months ended September 30, 2026, as compared to other expenses, net of approximately $456,000 for the same period last year. The increase was primarily due to an increase in interest expenses arising from a mortgage loan for the purchase of our new premises in early 2026 and higher financing costs from the supply chain financing programs of our customers due to more shipments.

Income tax expenses. Income tax expenses for the three months ended September 30, 2026, were approximately $402,000 compared to income tax expenses of approximately $154,000 for the same period last year. The increase in the income tax expenses was mainly due to an increase in net profit of Jerash Garments offsetting tax concession to decrease corporation income tax rate from 20% to 10% in Jordan effective from October 1, 2025, and offsetting federal tax provision adjusted to the same period in fiscal 2026. The effective tax rate declined to 15.7% for the three months ended September 30, 2026, as compared to 24.3% for the three months ended September 30, 2025.

Net income. Net income for the three months ended September 30, 2026, was approximately $2.2 million compared to net income of approximately $479,000 for the same period last year. The increase in net income was mainly attributable to the improvements in both production efficiency and controls on wastage allowance of raw materials discussed above.

Six months ended September 30, 2026 and 2025

The following table summarizes the results of our operations during the six-month periods ended September 30, 2026 and 2025, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2026		Six Months Ended September 30, 2025		Period over Period Increase (Decrease)
Statement of Income Data:	Amount	As % of Sales	Amount	As % of Sales	Amount	%
Revenue	$100,516	100%	$81,598	100%	$18,918	23%
Cost of goods sold	83,106	83%	69,219	85%	13,887	20%
Gross profit	17,410	17%	12,379	15%	5,031	41%

Selling, general, and administrative expenses	11,255	11%	9,879	12%	1,376	14%
Stock-based compensation expenses	455	0%	451	0%	4	1%
Other expenses, net	1,051	1%	763	1%	288	38%
Net income before taxation	4,649	5%	1,286	2%	3,363	262%
Income tax expense	806	1%	483	1%	323	67%
Net income	$3,843	4%	$803	1%	$3,040	379%

Revenue. Revenue increased by approximately $18.9 million, or 23%, to $100.5 million for the six months ended September 30, 2026, from approximately $81.6 million for the same period last year. The increase was mainly due to organic growth in shipments to two of our major customers in the U.S. and to another customer whose orders from us are also shipped mainly to the U.S.

The following table outlines the dollar amount and percentage of total sales to our customers for the six months ended September 30, 2026 and 2025, respectively.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2026		Six Months Ended September 30, 2025
	Sales		Sales
	Amount	%	Amount	%
VF Corporation (1)	$60,278	60%	$50,359	62%
Suzhou Unitex	16,011	16%	6,123	7%
New Balance	11,999	12%	9,739	12%
Hansoll	2,240	2%	-	-%
Others	9,988	10%	15,377	19%
Total	$100,516	100%	$81,598	100%

(1)	A large portion of our products are sold under The North Face, Timberland and Vans brands that are owned by VF Corporation.

Revenue by Geographic Area

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six Months Ended September 30, 2026		Six Months Ended September 30, 2025		Period over Period Increase (Decrease)
Region	Amount	%	Amount	%	Amount	%
United States	$78,470	78%	$69,331	85%	$9,139	13%
China and Hong Kong	18,017	18%	9,403	12%	8,614	92%
Korea	2,240	2%	-	-%	2,240	-%
Jordan	1,606	2%	930	1%	676	73%
Others	183	0%	1,934	2%	(1,751)	(91)%
Total	$100,516	100%	$81,598	100%	$18,918	23%

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

The increase of approximately 13% in sales to the U.S. during the six months ended September 30, 2026, was mainly attributable to an increase in shipments to two of our major customers in the U.S.

During the six months ended September 30, 2026, aggregate sales to China and Hong Kong, Korea, Jordan, and other locations increased by 80% to $22.0 million from approximately $12.3 million in the same period last year, as shipments to a customer registered in the region increased during the period. The customer’s orders from us are shipped mainly to the U.S.

Cost of goods sold. Following the increase in sales revenue, our cost of goods sold increased by approximately $13.9 million, or 20%, to approximately $83.1 million for the six months ended September 30, 2026, from approximately $69.2 million for the same period last year. As a percentage of revenue, the cost of goods sold decreased by approximately 2 percentage points to 83% for the six months ended September 30, 2026, from 85% for the same period last year. The decrease in cost of goods sold as a percentage of revenue was primarily attributable to better control over wastage allowances for raw material purchases and improved production efficiency from our continuous automation, for instance, hanging systems.

For the six months ended September 30, 2026, we purchased 16% and 14% of our garments and raw materials from two major suppliers, respectively.

For the six months ended September 30, 2025, we purchased 12% of our garments and raw materials from one major supplier.

Gross profit margin. Gross profit margin was approximately 17% for the six months ended September 30, 2026, an increase of 2 percentage points from 15% for the same period last year. The increase in gross profit margin was primarily driven by an increase in shipments to our U.S. customers that typically generated higher margins, overall improvements in efficiency brought about by our continuous automation projects, and better control over raw material purchases.

Operating expenses. Operating expenses for the six months ended September 30, 2026, increased by 13%, or approximately $1.4 million, to approximately $11.7 million, compared to the same period last year. The increase was primarily due to an increase in export shipping costs and an increase in headcount.

Other expenses, net. Other expenses, net, were approximately $1.1 million for the six months ended September 30, 2026, as compared to other expenses, net, of approximately $763,000 for the same period last year. The increase was primarily due to an increase in interest expenses from a mortgage loan and more advances from customers’ supply chain financing programs following higher shipment volumes.

Income tax expenses. Income tax expenses for the six months ended September 30, 2026 were approximately $0.8 million compared to income tax expenses of approximately $0.5 million for the same period last year. The increase in the income tax expenses was mainly due to an increase in net profit of Jerash Garments offsetting tax concession to decrease corporation income tax rate from 20% to 10% in Jordan effective from October 1, 2025, and offsetting federal tax provision adjusted to the same period in fiscal 2026. The effective tax rate declined to 17.3% for the six months ended September 30, 2026, as compared to 37.5% for the six months ended September 30, 2025.

Net income. Net income for the six months ended September 30, 2026, was approximately $3.8 million compared to net income of approximately $803,000 for the same period last year. The increase in net income was mainly attributable to improvements in production efficiency from our automation and better control over wastage allowances in raw material purchases.

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

As of September 30, 2026, we had cash and cash equivalents of approximately $16.1 million and restricted cash of approximately $0.8 million compared to cash of approximately $10.8 million and restricted cash of approximately $1.7 million as of March 31, 2026. The increase in total cash and cash equivalents was mainly a result of more shipments in the period that resulted in more advances from supply chain financing programs of customers.

Our current assets as of September 30, 2026 were approximately $59.7 million and our current liabilities were approximately $19.1 million, which resulted in a ratio of approximately 3.1 to 1. Our current assets as of March 31, 2026 were approximately $58.4 million, and our current liabilities were approximately $21.6 million, which resulted in a current ratio of approximately 2.7 to 1.

The primary drivers of the increase in current assets were increases in cash and cash equivalents and advances to suppliers that were partially offset by a decrease in inventory. The primary driver of the decrease in current liabilities was the decrease in accounts payable due to tighter credit policies from suppliers of some new customers.

Total equity as of September 30, 2026 was approximately $67.9 million compared to $64.9 million as of March 31, 2026.

We had net working capital of $40.6 million and $36.7 million as of September 30, 2026 and March 31, 2026, respectively. Based on our current operating plan, we believe that cash on hand and cash generated from operating activities will be sufficient to support our working capital needs for the next 12 months from the date this Quarterly Report is released.

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

Credit Facilities and Bank Loan

DBS Facility Letter

Pursuant to the DBS facility letter dated January 12, 2022, DBSHK provided a bank facility of up to $5.0 million to Treasure Success, which was amended pursuant to a facility letter dated January 4, 2024. Pursuant to the amended agreement, DBSHK agreed to finance cargo receipt, trust receipt, account payable financing, and certain types of import and export invoice financing up to an aggregate of $5.0 million, subject to certain financial covenants. The DBSHK facility bears interest at 1.5% per annum over HIBOR for HKD bills and 1.1% to 1.3% per annum over DBSHK’s cost of funds for foreign currency bills. The facility is guaranteed by Jerash Holdings and became available to the Company on June 17, 2022. As of September 30, 2026 and March 31, 2026, we had $3.3 million and $4.9 million outstanding under this DBSHK facility, respectively.

Bank al Etihad Credit Facility

On July 31, 2025, Bank al Etihad offered to provide a credit facility of up to $6.0 million to Jerash Garments. Pursuant to the facility, Bank al Etihad agreed to finance import invoices of up to $6.0 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate at the Prime Lending Rate announced by Bank al Etihad. As of September 30, 2026 and March 31, 2026, the Company had $nil outstanding under the Bank al Etihad facility. The Bank al Etihad facility is reviewed annually.

Housing Bank Credit Facility and Bank Loan

On January 15, 2026, Housing Bank offered to provide a credit facility of up to $14.0 million to Jerash Garments. Pursuant to the facility, Housing Bank agreed to finance import invoices of up to $14.0 million, with condition that such invoices are secured by letter of credit issued by customers. The facility bears an interest rate SOFR plus a spread. As of September 30, 2026 and March 31, 2026, the Company had $nil outstanding under the Housing Bank facility. The Housing Bank facility is reviewed annually.

In connection with the Property Purchase Request, on January 28, 2026, Jerash Garments entered into a loan agreement with the Housing Bank to finance the acquisition Property No. 1326. Pursuant to the loan agreement, the Housing Bank agreed to provide Jerash Garments with a loan in the principal amount of JOD 2 million (approximately $2.8 million). The loan bears interest at a rate of 8.25% per annum, calculated on the daily outstanding balance and charged monthly. Following a grace period ending January 31, 2027, the loan is repayable in 96 monthly installments of JOD 20,833 ($29,383) each, with the first installment due on February 1, 2027. The loan is secured by a first-priority mortgage on Property No. 1326, valued at JOD 5.5 million (approximately $7.8 million).

Capital Bank Credit Facility

On April 9, 2026, the Company signed a credit facility agreement offered by Capital Bank. Pursuant to the facility, Capital Bank agreed to finance import invoices of up to $7.5 million with condition that such invoices are secured by letter of credit issued by customers. The facility bears an SOFR interest rate plus a spread. As of September 30, 2026, the Company had $1.2 million outstanding under the Capital Bank facility. The Capital Bank facility is reviewed annually.

Six months ended September 30, 2026 and 2025

The following table sets forth a summary of our cash flows for the periods indicated:

(All amounts in thousands of U.S. dollars)

	Six Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$7,530	$318
Net cash used in investing activities	(1,402)	(1,054)
Net cash used in financing activities	(1,719)	(606)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(19)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,408	(1,361)
Cash, cash equivalents and restricted cash, beginning of six-month period	12,468	15,064
Cash, cash equivalents and restricted cash, end of six-month period	$16,876	$13,703

Operating Activities

Net cash provided by operating activities was approximately $7.5 million for the six months ended September 30, 2026, compared to net cash provided by operating activities of approximately $0.3 million for the same period last year. The increase in net cash provided by operating activities was primarily attributable to the following factors:

●	a decrease in inventory of $6.6 million in the six months ended September 30, 2026, compared to a decrease of $1.4 million in the same period last year;

●	a decrease in accounts receivable of $1.4 million in the six months ended September 30, 2026, compared to an increase of $2.7 million in the same period last year, resulting from advances being collected on time for shipments close to the end of the quarter;

●	an increase in advances to suppliers of $3.2 million in the six months ended September 30, 2026, compared to an increase of $1.4 million in the same period last year, resulting from more advances being made to both subcontracting factory and raw material suppliers to secure capacity and supplies for production in the coming quarters;

●	a decrease in accounts payable of $2.0 million in the six months ended September 30, 2026, compared to an increase of $1.2 million in the same period last year, resulting from tighter credit controls of suppliers for new customers; and

●	net income of $3.8 million in the six months ended September 30, 2026, compared to net income of $0.8 million in the same period last year.

Investing Activities

Net cash used in investing activities was approximately $1.4 million for the six months ended September 30, 2026, compared to approximately $1.1 million in the same period last year. The net cash used in investing activities during the six months ended September 30, 2026 and 2025 was mainly for capital expenditure in property, plant and machinery. The increase was primarily due to an increase in upfront deposits for fixed assets.

Financing Activities

Net cash used in financing activities was approximately $1.7 million for the six months ended September 30, 2026, consisting of net repayments of short-term loans of $449,000 and dividend payments of $1.3 million during the period. Net cash used in financing activities was approximately $0.6 million for the six months ended September 30, 2025, which primarily consisted of dividend payments of $1.3 million, offset by net proceeds from short-term loans of $664,000.

Statutory Reserves

In accordance with the corporate law in Jordan, subsidiaries of Jerash Holdings in Jordan are required to make appropriations to certain reserve funds, based on net income determined in accordance with generally accepted accounting principles of Jordan. Appropriations to the statutory reserve are required to be 10% of net income until the reserve is equal to 100% of the entity’s share capital. Jiangmen Treasure Success is required to set aside 10% of its net income as a statutory surplus reserve until such reserve is equal to 50% of its registered capital. These reserves are not available for dividend distribution. The statutory reserve was $0.4 million as of September 30, 2026 and 2025.

The following table provides the amount of our statutory reserves, the amount of restricted net assets, consolidated net assets, and the amount of restricted net assets as a percentage of consolidated net assets, as of September 30, 2026 and 2025.

(All amounts, other than percentages, in thousands of U.S. dollars)

	As of September 30,
	2026	2025
Statutory Reserves	$414	$414
Total Restricted Net Assets	$414	$414
Consolidated Net Assets	$67,943	$62,846
Restricted Net Assets as Percentage of Consolidated Net Assets	0.61%	0.66%

Total restricted net assets accounted for approximately 0.61% of our consolidated net assets as of September 30, 2026. As our subsidiaries in Jordan are only required to set aside 10% of net profits to fund the statutory reserves with the maximum reserve equal to 100% of the entity’s declared capital, we believe the potential impact of such restricted net assets on our liquidity is limited.

Capital Expenditures

We had capital expenditures of approximately $1.4 million and $1.1 million for the six months ended September 30, 2026 and 2025. All of our capital expenditures were payments for additional plant and machinery during the periods.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP, which require us to make judgments, estimates, and assumptions that affect our reported amounts of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past two years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. We have not identified any critical accounting estimates.

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

The Company’s management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Our management has concluded that the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

JERASH HOLDINGS (US), INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings. From time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any such proceeding that is adverse to us, our financial position and prospects could be harmed.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	POS AM	333-222596	3.1	September 19, 2018

3.2	Amended and Restated Bylaws	8-K	001-38474	3.1	July 24, 2019

4.1	Specimen Certificate for Common Stock	S-1	333-218991	4.1	June 27, 2017

10.1+	Cancellation and Termination Agreement, dated October 30, 2026, between Treasure Success International Limited and Yukwise Limited	8-K	001-38474	10.1	November 2, 2026

10.2+	Cancellation and Termination Agreement, dated October 30, 2026, between Treasure Success International Limited and Multi-Glory Corporation Limited	8-K	001-38474	10.2	November 2, 2026

10.3+	Letter of Employment, effective November 1, 2026, between Treasure Success International Limited and Choi Lin Hung	8-K	001-38474	10.3	November 2, 2026

10.4+	Letter of Employment, effective November 1, 2026, between Treasure Success International Limited and Ng Tsze Lun	8-K	001-38474	10.4	November 2, 2026

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

+	Indicates a management contract or compensatory plan, contract, or arrangement.

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 2026	Jerash Holdings (US), Inc.

	By:	/s/ Gilbert K. Lee
Gilbert K. Lee
Chief Financial Officer (Principal Financial Officer)